Form 10QSB
period 1996-09-30
ACCESS ANYTIME BANCORP INC
filed 1996-11-14
CIK 1024015

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                    FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended September 30, 1996
                                          OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the transition period from                 to
                                         ---------------    -----------------

                        Commission file number:  0-28894

                          ACCESS ANYTIME BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                       85-0444597
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


801 Pile Street, Clovis, New Mexico                           88101
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:     (505) 762-4417
                                                   -----------------------------



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         No   X(1)
    -------    --------

(1) Registrant's predecessor, First Savings Bank, F.S.B., has filed all reports described herein and has been subject to such filing requirements for the past 90 days prior to September 30, 1994.

                    732,198 Shares of Capital Stock $.01 par value
                         Outstanding as of November 13, 1996

Transactional Small Business Disclosure Format (check one):
Yes       No   X
    -----    -----

                             FIRST SAVINGS BANK, F.S.B.
                     (PREDECESSOR TO ACCESS ANYTIME BANCORP, INC.)

                                        INDEX

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

         Unaudited Consolidated Statements of Financial Condition. . . .       3

         Unaudited Consolidated Statements of Operations . . . . . . . .       4

         Unaudited Consolidated Statements of Changes in
         Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . .       5

         Unaudited Consolidated Statements of Cash Flows . . . . . . . .       6

         Notes to Consolidated Financial Statements (Unaudited). . . . .  7 - 13

    Item 2 - Managements' Discussion and Analysis of Financial Condition
    and Results of Operations. . . . . . . . . . . . . . . . . . . . . . 14 - 18

PART II - OTHER INFORMATION

    Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . .      19

    Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .      19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20

                            PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

The following consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make such financial statements not misleading.

First Savings Bank, F.S.B.
(Predecessor to Access Anytime Bancorp, Inc.)
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    SEPTEMBER 30,  December 31,
                                                        1996           1995
                                                    ------------   ------------
ASSETS

Cash and cash equivalents                            $4,641,553     $6,752,606
Certificates of deposit                                 965,784        476,425
Investment securities available-for-sale
 (aggregate cost of $24,663,131 and $33,294,495)     24,336,244     33,090,085
Investment securities held-to-maturity
 (aggregate fair value of $30,347,303
   and $36,025,403)                                  31,399,006     36,404,135
Loans held-for-sale
 (aggregate fair value of $551,951 and $874,512)        543,313        861,454
Loans receivable                                     41,908,569     34,331,988
Interest receivable                                     602,814        692,771
Real estate owned                                        68,013        113,820
FHLB stock                                            1,549,634      1,483,434
Premises and equipment                                1,946,010      1,984,860
Servicing rights                                        355,286        359,854
Other assets                                            596,118        414,867
                                                    ------------   ------------
TOTAL ASSETS                                       $108,912,344   $116,966,299
                                                    ------------   ------------
                                                    ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                           $102,391,176   $110,633,124
Accrued interest and other liabilities                1,043,687        401,641
Advance payments by borrowers for taxes
  and insurance                                         486,205        311,157
                                                    ------------   ------------
TOTAL LIABILITIES                                   103,921,068    111,345,922
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized -
 6,000,000 shares, issued - 732,198 shares
 at September 30, 1996, and 695,698 at
 December 31,1995                                       732,198        695,698
Capital in excess of par value                        6,294,701      6,137,701
Accumulated deficit                                  (1,708,736)    (1,008,612)
Unrealized loss on securities
 available-for-sale, net                               (326,887)      (204,410)
                                                    ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                            4,991,276      5,620,377
                                                    ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $108,912,344   $116,966,299
                                                    ------------   ------------
                                                    ------------   ------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

First Savings Bank, F.S.B.
(Predecessor to Access Anytime Bancorp, Inc.)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTH PERIODS ENDED     NINE MONTH PERIODS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,

                                                               1996           1995           1996           1995
                                                           -----------    -----------    -----------    -----------
Interest income:
  Loans                                                   $   897,037    $ 1,182,394    $ 2,505,568    $ 2,850,844
  U.S. government agency and other securities                  74,032        121,924        268,099        389,303
  Mortgage-backed securities                                  819,766        998,288      2,646,128      3,090,992
  Other interest income                                        57,850         53,199        218,180        129,667
                                                           -----------    -----------    -----------    -----------
     Total interest income                                  1,848,685      2,355,805      5,637,975      6,460,806
                                                           -----------    -----------    -----------    -----------

Interest expense:
  Deposits                                                  1,139,153      1,361,311      3,607,581      3,997,064
  FHLB advances                                                11,624          6,854         11,624         80,248
                                                           -----------    -----------    -----------    -----------
     Total interest expense                                 1,150,777      1,368,165      3,619,205      4,077,312
                                                           -----------    -----------    -----------    -----------

Net interest income before provision for credit
  losses                                                      697,908        987,640      2,018,770      2,383,494
Provision for credit losses charged (credited)                 28,967           --           (6,775)         --
                                                           -----------    -----------    -----------    -----------
     Net interest income after provision for
        credit losses                                         668,941        987,640      2,025,545      2,383,494
                                                           -----------    -----------    -----------    -----------

Non-interest income:
  Loan servicing and other fees                                88,963         75,087        260,610        267,542
  Gains on loans held-for-sale                                 34,402         30,468         98,411         76,203
  Other                                                        79,848         81,772        233,082        264,575
                                                           -----------    -----------    -----------    -----------
     Total non-interest income                                203,213        187,327        592,103        608,320
                                                           -----------    -----------    -----------    -----------

Non-interest expenses:
  Compensation and employee benefits                          401,192        368,358      1,188,944      1,148,497
  Occupancy                                                   100,403         95,922        269,639        273,927
  Federal insurance                                           856,644        101,329      1,051,752        303,252
  Advertising                                                   7,918          5,603         17,290         18,912
  Real estate operations, net                                     327         40,937         37,983         57,316
  Professional fees                                            56,537         57,185        142,479        217,463
  Other                                                       197,162        201,565        609,685        600,799
                                                           -----------    -----------    -----------    -----------
     Total non-interest expenses                            1,620,183        870,899      3,317,772      2,620,166
                                                           -----------    -----------    -----------    -----------

Net income (loss)                                         $  (748,029)   $   304,068    $  (700,124)   $   371,648
                                                           -----------    -----------    -----------    -----------
                                                           -----------    -----------    -----------    -----------

Earnings (loss) per share                                 $    ( 1.04)   $       .44    $     (1.00)   $       .53
                                                           -----------    -----------    -----------    -----------
                                                           -----------    -----------    -----------    -----------

Weighted average shares outstanding                           717,703        695,698        703,087        695,698
                                                           -----------    -----------    -----------    -----------
                                                           -----------    -----------    -----------    -----------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

First Savings Bank, F.S.B.
(Predecessor to Access Anytime Bancorp, Inc.)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Unrealized
                                 Number                                                     Loss on
                                   of          Common      Capital in                     Securities
                                 Common        Stock        Excess of    Accumulated      Available-
                                  Shares        Amount       Par Value      Deficit       for-Sale, Net     Total
                                 -------       --------     ----------    ------------      ----------    ----------
Balance at December 31, 1995    695,698       $695,698     $6,137,701    $(1,008,612)      $(204,410)    $5,620,377

NET LOSS                           --             --             --         (700,124)           --         (700,124)
ISSUANCE OF COMMON STOCK         36,500         36,500        157,000          --               --          193,500
CHANGE IN UNREALIZED
  LOSS ON SECURITIES
  AVAILABLE-FOR-SALE,
  NET                              --             --            --             --           (122,477)      (122,477)
                                 -------       --------     ----------    ------------      ----------    ----------
BALANCE AT SEPTEMBER 30, 1996   732,198       $732,198     $6,294,701    $(1,708,736)      $(326,887)    $4,991,276
                                 -------       --------     ----------    ------------      ----------    ----------
                                 -------       --------     ----------    ------------      ----------    ----------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

First Savings Bank, F.S.B.
(Predecessor to Access Anytime Bancorp, Inc.)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTH PERIODS ENDED
                                                                        SEPTEMBER 30,
                                                                 --------------------------
                                                                     1996           1995
                                                                 -----------    -----------
Cash flows from operating activities:
  Net Income (loss)                                             $  (700,124)   $   371,648
  Adjustments to reconcile net income (loss) to
     cash provided by operations:
        Depreciation                                                101,313         98,362
        Provision for credit losses credited                         (6,775)          --
        Amortization of premiums on investment securities           217,466        155,916
        Gain on sale of loans                                       (98,411)       (76,203)
        Proceeds from loan sales                                  6,469,597      4,906,617
        Originations of loans held-for-sale                      (6,053,045)    (4,761,310)
        (Gain) loss on sale of REO                                    1,469        (13,105)
        Gain on sale of assets                                         --           (1,095)
        Net decrease in accrued income and other assets              89,957        105,192
        Increase in accrued interest and other liabilities          642,046        141,104
        Increase in other assets                                   (242,883)      (141,665)
                                                                 -----------    -----------
          Net cash provided by operating activities                 420,610        785,461
                                                                 -----------    -----------

Cash flows from investing activities:
  Proceeds from maturities and principal repayments of
     available-for-sale securities                                8,631,364        235,555
  Purchases of held-to-maturity securities                       (5,000,000)          --
  Proceeds from maturities and principal repayments
     of held-to-maturity securities                               9,787,663      6,533,017
  Net increase in certificates of deposit                          (489,359)      (186,880)
  Net decrease (increase) in loans                               (7,548,806)     1,674,097
  Proceeds from sales of real estate                                 23,338         97,105
  Net purchases of premises and equipment and other assets          (62,463)       (43,575)
                                                                 -----------    -----------
        Net cash provided by investing activities                 5,341,737      8,309,319
                                                                 -----------    -----------

Cash flows from financing activities:
  Net increase (decrease) in deposits                            (8,241,948)       903,225
  Net change in FHLB advances                                          --       (7,400,000)
  Net increase in advance payments by
    borrowers for taxes and insurance                               175,048        149,186
  Net proceeds from sale of common stock                            193,500          --
                                                                 -----------    -----------
        Net cash used by financing activities                    (7,873,400)    (6,347,589)
                                                                 -----------    -----------

Increase (decrease) in cash and cash equivalents                 (2,111,053)     2,747,191
Cash and cash equivalents at beginning of period                  6,752,606      3,048,974
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $4,641,553     $5,796,165
                                                                 -----------    -----------
                                                                 -----------    -----------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                    $3,720,411     $3,997,160
     Income Taxes                                                       100           --
  Supplemental disclosure of non-cash investing activities
     Real estate acquired in settlement of loans                       --           60,685
     Loans to facilitate the sale of real estate owned               21,000         80,150

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

First Savings Bank, F.S.B.
(Predecessor to Access Anytime Bancorp, Inc.)
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996

NOTE A - BASIS OF CONSOLIDATION AND PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of First Savings Bank, F.S.B. and its wholly-owned subsidiary, First Equity Development Corporation. Collectively, First Savings Bank and First Equity Development Corporation are referred to herein as the Bank. The financial statements do not include all disclosures required by generally accepted accounting principles for complete financial statements. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to regulations of the Securities and Exchange Commission. All significant intercompany transactions and balances have been eliminated.

The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which Management considers necessary for a fair presentation of results for those interim periods. The results for the nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results for the entire year.

The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements of the Bank for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 consolidated financial statements in order for them to conform with the 1996 presentation.

--------------------------------------------------------------------------------
NOTE B - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A summary of investment securities available-for-sale is as follows:

                                                                         SEPTEMBER 30, 1996
                                                -----------------------------------------------------------------
                                                 AMORTIZED           FAIR                   GROSS UNREALIZED
                                                   COST              VALUE               GAINS            LOSSES
                                                -----------       -----------           -------          --------
MORTGAGE-BACKED SECURITIES:
GNMA ADJUSTABLE RATE                            $24,663,131       $24,336,244           $  --            $326,887
                                                -----------       -----------           -------          --------
                                                $24,663,131       $24,336,244           $  --            $326,887
                                                -----------       -----------           -------          --------
                                                -----------       -----------           -------          --------


                                                                         December 31, 1995
                                                -----------------------------------------------------------------
                                                 Amortized           Fair                   Gross unrealized
                                                    cost             value               Gains            Losses
                                                -----------       -----------           -------          --------
Mortgage-backed securities:
 GNMA adjustable rate                           $28,295,654       $28,095,981           $30,691          $230,364
Obligation of U.S.
 government agencies                              4,998,841         4,994,104            10,000            14,737
                                                -----------       -----------           -------          --------
                                                $33,294,495       $33,090,085           $40,691          $245,101
                                                -----------       -----------           -------          --------
                                                -----------       -----------           -------          --------


--------------------------------------------------------------------------------
NOTE C - INVESTMENT SECURITIES HELD-TO-MATURITY

A summary of investment securities held-to-maturity is as follows:


                                                                         SEPTEMBER 30, 1996
                                                -----------------------------------------------------------------
                                                 AMORTIZED          FAIR                   GROSS UNREALIZED
                                                   COST             VALUE               GAINS            LOSSES
                                                -----------       -----------           -------        ----------
MORTGAGE-BACKED SECURITIES:
  FNMA PARTICIPATION CERTIFICATES               $ 5,551,160       $ 5,323,130           $   --         $  228,030
  FHLMC PARTICIPATION CERTIFICATES               23,760,536        22,986,234             3,259           777,561
  FHLMC ADJUSTABLE RATE                           2,087,310         2,037,939              --              49,371
                                                -----------       -----------           -------        ----------
                                                $31,399,006       $30,347,303            $3,259        $1,054,962
                                                -----------       -----------           -------        ----------
                                                -----------       -----------           -------        ----------


                                                                         December 31, 1995
                                                -----------------------------------------------------------------
                                                 Amortized          Fair                   Gross unrealized
                                                   cost             value               Gains           Losses
                                                -----------       -----------           -------        ----------
Mortgage-backed securities:
  FNMA participation certificates               $ 6,225,192       $ 6,106,781           $   --           $118,411
  FHLMC participation certificates               27,872,939        27,648,060            43,254           268,133
  FHLMC adjustable-rate                           2,306,004         2,270,562               --             35,442
                                                -----------       -----------           -------        ----------
                                                $36,404,135       $36,025,403           $43,254          $421,986
                                                -----------       -----------           -------        ----------
                                                -----------       -----------           -------        ----------


--------------------------------------------------------------------------------
NOTE D - LOANS HELD-FOR-SALE

Loans held-for-sale are identified at the time the loan is originated, and recorded at the lower of amortized cost or fair value with only net unrealized losses included in the consolidated statements of operations.

                                                                         SEPTEMBER 30, 1996
                                                 -----------------------------------------------------------------
                                                  AMORTIZED           FAIR                   GROSS UNREALIZED
                                                     COST             VALUE               GAINS            LOSSES
                                                 -----------       -----------           -------          --------
LOANS ON RESIDENTIAL ONE TO FOUR UNITS:
 CONVENTIONAL REAL ESTATE LOANS                    $310,160          $315,035            $4,875             $ --
 INSURED OR GUARANTEED REAL
   ESTATE LOANS                                     233,153           236,916             3,763               --
                                                 -----------       -----------           -------          --------
                                                   $543,313          $551,951            $8,638             $ --
                                                 -----------       -----------           -------          --------
                                                 -----------       -----------           -------          --------


                                                                         December 31, 1995
                                                -----------------------------------------------------------------
                                                 Amortized           Fair                   Gross unrealized
                                                    cost             value               Gains            Losses
                                                -----------       -----------           -------          --------
Loans on residential one to four units:
 Conventional real estate loans                    $395,250          $400,287           $ 5,037             $ --
 Insured or guaranteed real
   estate loans                                     466,204           474,225             8,021               --
                                                -----------       -----------           -------          --------
                                                   $861,454          $874,512           $13,058             $ --
                                                -----------       -----------           -------          --------
                                                -----------       -----------           -------          --------

--------------------------------------------------------------------------------
NOTE E - LOANS RECEIVABLE

Loans receivable consisted of the following:

                                                   SEPTEMBER 30,    December 31,
                                                       1996             1995
                                                   -----------      -----------
First mortgage loans:
  Conventional                                    $29,444,511      $25,110,648
  FHA insured and VA guaranteed                     3,974,596        4,059,531
Consumer and installment loans                      7,799,938        4,612,586
Consumer timeshare loans                              247,273          560,320
Construction loans                                  2,419,750        1,059,954
Other                                                 367,489          552,822
                                                   -----------      -----------
                                                   44,253,557       35,955,861

Less:
  Loans in process                                  1,581,116          862,760
  Deferred loan fees                                  228,027          187,090
  Unearned discounts                                   71,436           78,169
  Allowance for credit losses                         415,614          427,889
  Deferred income                                      48,795           67,965
                                                   -----------      -----------
                                                  $41,908,569      $34,331,988
                                                   -----------      -----------
                                                   -----------      -----------


Changes in the allowance for credit losses are as follows:

                                                NINE MONTHS ENDED    Year Ended
                                                   SEPTEMBER 30,    December 31,
                                                       1996             1995
                                                   -----------      -----------

Balance at beginning of year                         $427,889         $460,923
Provision credited to operations                       (6,775)         (15,000)
Charge-offs                                            (9,971)         (20,878)
Recoveries                                              4,471            2,844
                                                   -----------      -----------
Balance at end of period                             $415,614         $427,889
                                                   -----------      -----------
                                                   -----------      -----------

--------------------------------------------------------------------------------
NOTE F  - NON-PERFORMING ASSETS

The composition of the Bank's portfolio of non-performing assets is shown in the following table.

                                                   SEPTEMBER 30,    December 31,
                                                       1996             1995
                                                    ----------       ----------

Non-accrual loans (1)                              $   79,441       $      --
Past due 90 days or more and still accruing               --               --
Renegotiated loans (2)                              1,572,814        1,572,814
Real estate owned (3)                                  68,013          113,820
                                                    ----------       ----------
Total non-performing assets                        $1,720,268       $1,686,634
                                                    ----------       ----------
                                                    ----------       ----------

Ratio of non-performing assets to total assets          1.58%            1.44%
                                                    ----------       ----------
                                                    ----------       ----------


(1) Generally refers to loans that are contractually delinquent (i.e., payments were due and unpaid for more than 90 days).

(2) Renegotiated loans are those for which the interest rate or other terms were renegotiated because of the inability of borrowers to service the obligation under the original terms of the agreements and loans to facilitate the sale of real estate.

(3) Refers to real estate acquired by the Bank through foreclosure or voluntary deed.



NOTE G - INCOME TAXES

At December 31, 1995, the Bank had remaining net operating loss carryforwards of approximately $5,555,000 for federal income tax purposes which expire in varying amounts through 2009. In addition, at that date the alternative minimum tax
(AMT) net operating loss carryforward and AMT credit carryforward were approximately $5,866,000 and $101,000, respectively, which will expire in varying amounts through 2009. At December 31, 1995, the Bank had remaining net operating loss carryforwards of approximately $44,583,000 for state income tax purposes which expire in varying amounts through 2005. These state net operating loss carryforwards are substantially more than the federal net operating loss carryforwards as a result of the exclusion of the U.S. Investment security and other income for state income tax purposes.

The Bank has incurred significant losses during the nine months ended September 30, 1996 which resulted primarily from a one-time deposit insurance assessment which is described in Note H. Accordingly, the aforementioned net operating loss carryforwards existing at December 31, 1995 have increased substantially since that date.

--------------------------------------------------------------------------------
NOTE H - SUBSEQUENT EVENTS

During September 1996, the Federal Deposit Insurance Corporation (FDIC) imposed a special assessment on assessable deposits of insured depository institutions that are insured by the Savings Association Insurance Fund. In October 1996, the Bank was notified by the FDIC that the assessment to be charged to the Bank was approximately $762,000 and is to be paid in November 1996. The amount of the assessment has been accrued as of September 30, 1996.

At a special meeting of the stockholders of the Bank on October 18, 1996, and agreement and plan of reorganization by and between the Bank and Access Anytime Bancorp, Inc. (AABC), a newly-formed unitary thrift holding company, was approved whereby the Bank became a wholly-owned subsidiary of AABC under a stock for stock exchange.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total liabilities for the Bank decreased by $7,424,854 or 6.67% from December 31, 1995 to September 30, 1996, and total assets decreased by $8,053,955 or 6.89% during the same period. The decrease in total liabilities was primarily the result of a decrease in deposits of $8,241,948 or 7.45%, due to the Bank's overall strategy to change the product mix of deposit accounts offered to its customers and a decreasing reliance on public fund deposits.

The decrease in liabilities was partially offset by an accrual of $761,686 in September 1996 relating to a special premium assessment by the Federal Deposit Insurance Corporation as a part of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 which, in part, contains a comprehensive approach to recapitalize the Savings Association Insurance Fund. The decline in deposits was funded primarily by a reduction in cash and cash equivalents of $2.1 million, and proceeds from maturities and principal repayments of investments available-for-sale and investments held-to-maturity, net, of approximately $8.6 and $4.8 million, respectively, during the first nine months of 1996. In addition to the funding of deposit reductions, the maturities and increased principal prepayments on available-for-sale and held-to-maturity securities during the nine months ended September 30, 1996 were used to fund an increase in loans receivable of approximately $7.6 million, which is also the result of the Bank's strategy to enhance future earnings through a change in the overall asset/liability mix of the Bank's interest earning assets as they relate to its interest bearing liabilities. The primary changes in the Bank's loan portfolio at September 30, 1996 as compared to that at December 31, 1995 were in conventional first mortgage loans ($4,333,863 or 17.26% increase), consumer and installment loans ($3,187,352 or 69.10% increase), and construction loans ($1,359,796 or 128.29% increase).

CAPITAL ADEQUACY AND LIQUIDITY

CAPITAL ADEQUACY - Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and the implementation of Office of Thrift Supervision (OTS) regulations on December 7, 1989, effective date of the new capital standards, the Bank must have: (1) core capital equal to 3% of adjusted total assets; (2) tangible capital equal to 1.5% of adjusted total assets; and
(3) total capital equal to 8.0% of risk-weighted assets, which includes off-balance sheet items.

On November 28, 1994, the OTS announced its decision to immediately reverse its August 1993 interim policy requiring institutions to include unrealized gains and losses, net of income taxes, on available-for-sale debt securities in regulatory capital. Because this revised policy applies only to regulatory capital, however, institutions must continue to comply with Statement of Financial Accounting Standards (SFAS) No. 115. ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES for financial reporting purposes.

The following table is a reconciliation of the Bank's capital for regulatory purposes at September 30, 1996 as reported to the OTS.


                                                                   Tangible          Core         Risk-based
                                                   Assets           capital         capital         capital
                                                ------------      ----------      ----------      ----------
Total assets                                   $108,912,344
Liabilities carried net of assets for
  regulatory purposes                               (71,594)
Unrealized loss on securities
  available-for-sale, net                           326,887
                                                ------------
Adjusted regulatory total assets               $109,167,637
                                                ------------
                                                ------------

Risk-based assets                              $ 41,273,000
                                                ------------
                                                ------------

Stockholders' equity                                             $4,991,276      $4,991,276      $4,991,276
Unrealized loss on securities
  available-for-sale, net                                           326,887         326,887         326,887
General valuation allowance                                           --              --            415,614
                                                                  ----------      ----------      ----------

Regulatory capital                                                5,318,163       5,318,163       5,733,777
Regulatory capital required                                       1,637,515       3,275,029       3,301,840
                                                                  ----------      ----------      ----------
Excess regulatory capital                                        $3,680,648      $2,043,134      $2,431,937
                                                                  ----------      ----------      ----------
                                                                  ----------      ----------      ----------
Bank's capital to adjusted
  regulatory assets                                                  4.87%           4.87%
                                                                  ----------      ----------
                                                                  ----------      ----------
Bank's capital to risk-based assets                                                                  13.89%
                                                                                                  ----------
                                                                                                  ----------


At December 31, 1995 and September 30, 1996, the Bank met the foregoing minimum tangible, core and risk-based capital levels.

Effective as of June 17, 1996, the Board of Directors and the OTS signed a Supervisory Agreement which states that it is of mutual benefit for the Bank to do the following:

1.  Complete and submit a revised business and capital plan which will:
    a.   Increase core capital to 6% as of December 31, 1996.
    b.   Increase core capital to 7% as of June 30, 1997.

2. Create an asset/liability and investment committee of the Board to oversee and review pricing activities, investment selection and interest rate risk.

3. Report quarterly on the Bank's operating results and explain variances of actual results to budgeted projections.

This agreement may be suspended in part or in whole by the OTS Regional
Director.

LIQUIDITY - Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan Bank (FHLB) which provides a source of borrowings to the Bank for asset and asset/liability matching. Over the past three years, the FHLB has been used as a funding source. As of September 30, 1996, the Bank had no outstanding borrowings at the FHLB and does not anticipate significant borrowings from the FHLB in the foreseeable future.

The Bank's liquidity has been stable and adequate over the past three years. Although short-term deposits have declined in the last nine months of 1996, those reductions have been the result of management's planned restructuring of the Bank's asset/liability mix. The Bank's primary source of funds is core consumer deposits and commercial accounts. This is a significant factor to the Bank's liquidity structure, because these funds are generally not subject to significant movements resulting from changing interest rates and other economic factors.


INFLATION - The general rate of inflation over the past three years, as measured by the Consumer Price Index, has not changed significantly. Therefore, management does not consider the effects of inflation on the Bank's financial position and results of operations to be material.

RESULTS OF OPERATIONS

THREE-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

The Bank's net interest income before provision for credit losses decreased by $289,732 or 29.34% for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. The decrease in net interest income before provision for credit losses was due to a decrease in interest income of $507,120 or 21.53%, which was caused primarily by the recognition in 1995 of deferred interest income in the amount of $365,310 resulting from the early payoff of a previously restructured loan. In addition, interest income on U.S. government agency and other securities decreased by $47,892 or 39.28% due to significant maturities of those securities during the quarter ended September 30, 1996. In addition, interest income on mortgage-backed securities decreased by $178,522 or 17.88% in the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995, primarily due to the high levels of principal prepayments on those investment securities since the period ended September 30, 1995.

A decrease of $222,158 or 16.32% in interest expense on deposits is the result of a decrease in volume and rates paid on deposits as a direct result of management's overall strategy related to the asset/liability mix of the Bank and their efforts to develop a more diversified and lower cost deposit base all of which entailed declines in the average interest rates paid on interest bearing accounts and the resulting decline in interest bearing deposits.

The Bank experienced an increase in loans receivable in the third quarter of 1996, as discussed under FINANCIAL CONDITION herein which resulted in a net increase of $28,967 in management's estimates relative to the provision for credit losses charged as compared to no provision in the third quarter of 1995 when the Bank's loan portfolio declined $1,900,153 during the quarter then ended.

Non-interest income increased by $15,886 or 8.48% for the quarter ended September 30, 1996 as compared to the same quarter in 1995. The increase was primarily due to $13,876 increase in other fee income charged for various services provided to customers and non-customers of the Bank.

The increase in non-interest expenses of $749,284 or 86.04% as compared to the same period in 1995 was due primarily to the one-time charge of $761,686 for the SAIF Special Assessment charged on September 30, 1996 which is to be paid in November 1996. Compensation and employee benefit expenses increased by $32,834 or 8.91% as a result of the opening of a Loan Production Office during that quarter in Rio Rancho, New Mexico. These increases were partially offset by a decrease in real estate operations expenses of $40,610 or 99.20% for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 which was primarily attributable to reductions in real estate owned ("REO") during 1996 as compared to the same period in 1995.

NINE-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

Interest income for the nine months ended September 30, 1996 decreased by $822,831 or 12.74% and interest expense decreased by $458,107 or 11.24% for the same period in 1995 to produce a decrease in net interest income before provision for credit losses of $364,724 or 15.30% as compared to the nine months ended September 30, 1995. The decrease in net interest income before provision for credit losses in 1996 was caused primarily by an early recognition in 1995 of $365,310 of deferred interest income as a result of the early payoff of a previously restructured loan. In addition, interest income on U.S. government agency and other securities and mortgage-backed securities declined $121,204 or 31.13% and $444,864 or 14.39% respectively, all of which were the result of lower levels of outstanding investment caused by significant maturities and prepayments of such securities during the nine months ended September 30, 1996.

The provision for credit losses for the nine months ended September 30, 1996 was a credit of $6,775 compared to no provision for the nine month period ended September 30, 1995. The net credit resulted from reductions in the allowance for credit losses in early 1996 as a result of management's revision of previous estimates related to necessary allowances. These reductions in the allowance for credit losses were offset subsequent to the first quarter of 1996 by additional charges to the allowance which were caused primarily by increased levels of lending.

Non-interest income for the nine month period ended September 30, 1996 decreased $16,217 or 2.67% as compared to the nine months ended September 30, 1995, and non-interest expense increased by $697,606 or 26.62% during the nine months ended September 30, 1996 as compared to the same time period in 1995. The decline in non-interest income was primarily the result of other income declines which were partially offset by an increase in loans held-for-sale which reflects higher levels of loans sold into the secondary markets during 1996 as compared to the same period in 1995. The increase in non-interest expense was due primarily to the one-time charge of $761,686 for the SAIF Special Assessment, included in federal insurance expenses. Federal insurance expense increases were partially offset by a $19,333 or 33.73% decrease in REO expenses. The decline was attributable to reductions in the level of REO during 1996 as compared to the same period in 1995. In addition, professional fee expenses decreased by $74,984 or 34.48% for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 as a result of reduced activities of the Bank which relate to certain litigation in which the Bank has been involved since 1992.

ITEM 5 - OTHER INFORMATION

At a special meeting of the stockholders of the Bank on October 18, 1996, and agreement and plan of reorganization by and between the Bank and Access Anytime Bancorp, Inc. (AABC), a newly-formed unitary thrift holding company, was approved whereby the Bank became a wholly-owned subsidiary of AABC under a stock for stock exchange.

On November 13, 1996, the Bank was informed the OTS had suspended the December 31, 1996 core capital requirement of 6%.

                             PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         11   Statement re:  computation of per share earnings

         27.1 Financial Data Schedule


    (b)  Reports on Form 8-K.

         Form 8-K dated July 3, 1996 was filed by First Savings Bank, F.S.B. (predecessor to Registrant) reporting under Item 5, an application dated July 1, 1996 from the Bank to the OTS for formation of a holding company.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ACCESS ANYTIME BANCORP, INC.


Date:  November 13, 1996               /s/  Norman R. Corzine
                                       ---------------------------------------
                                       Norman R. Corzine, Chief Executive
                                       Officer, and Chairman of the Board of
                                       Directors
                                       (DULY AUTHORIZED REPRESENTATIVE)



Date:  November 13, 1996               /s/  Ken Huey, Jr.
                                       ---------------------------------------
                                       Ken Huey, Jr., President, Chief
                                       Financial Officer and Director
                                       (PRINCIPAL FINANCIAL AND ACCOUNTING
                                       OFFICER)
                                       (DULY AUTHORIZED REPRESENTATIVE)