Form 10KSB40
period 1996-12-31
ACCESS ANYTIME BANCORP INC
filed 1997-03-13
CIK 1024015

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1945 FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    ----------

                        COMMISSION FILE NUMBER 0-28894

                         ACCESS ANYTIME BANCORP, INC.
                (Name of small business issuer in its charter)

            DELAWARE                                     85-0444597
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                   801 PILE STREET, CLOVIS, NEW MEXICO  88101
              (Address of principal executive offices)  (Zip Code)

       Issuer's telephone number, including area code:  (505) 762-4417

     SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

     SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK $.01 PAR VALUE
                         ---------------------------
                              (Title of class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes /X/     No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The issuer's revenues for the year ended December 31, 1996, were $8,278,239.

    The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq Small-Cap Market as of March 3, 1997 was approximately $4,502,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

    As of March 3, 1997, the issuer had outstanding 1,020,652 shares of Common Stock, par value $0.01 per share, its only class of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

    The following document is incorporated by reference into Part III of this Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer's 1997 Annual Meeting of Stockholders.

    Transitional Small Business Disclosure Format (check one):
Yes / /     No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.  Description of Business............................................  4
         Overview...........................................................  4
         Lending Activities.................................................  4
              General.......................................................  4
              Loan Portfolio Composition....................................  6
              One-to-Four Family Residential Mortgage Lending...............  8
              Multi-Family and Commercial Real Estate Lending...............  9
              Commercial Business Lending................................... 10
              Construction Lending.......................................... 10
              Consumer Lending.............................................. 10
              Loan Servicing................................................ 11
         Originations, Purchases and Sales of Loans......................... 11
         Asset Quality...................................................... 12
              Delinquent Loans.............................................. 12
              Non-Performing Assets......................................... 13
              Criticized Assets............................................. 14
              Allowance for Loan Losses..................................... 14
         Investment Activities.............................................. 16
              General....................................................... 16
              Other Investments............................................. 18
         Sources of Funds................................................... 18
              The Company................................................... 18
              The Bank...................................................... 18
              Borrowings.................................................... 22
         Subsidiary of the Bank............................................. 22
         Regulation......................................................... 22
              General....................................................... 22
              Regulation of the Company..................................... 23
              Federal Securities Law........................................ 24
              Insurance of Accounts and Regulations by the FDIC............. 24
              Regulatory Capital Requirements............................... 25
              Limitations on Dividends and Other Capital Distributions...... 27
              Liquidity..................................................... 28
              Accounting.................................................... 28
              Qualified Thrift Lender Test.................................. 28
              Community Reinvestment Act.................................... 29
              Transactions with Affiliates.................................. 29
              Federal Home Loan Bank System................................. 30
              Written Agreements with OTS................................... 30
              Regulatory Environment for 1997............................... 31
         Federal and State Taxation......................................... 32
              Federal Taxation.............................................. 32
              State Taxation................................................ 34
         New Accounting Standard............................................ 34
         Competition........................................................ 34
         Employees.......................................................... 34

                                 (Continued)

                               TABLE OF CONTENTS
                                  (CONTINUED)

                                                                            PAGE
                                                                            ----

Item 2.  Description of Property............................................ 35

Item 3.  Legal Proceedings.................................................. 35

Item 4.  Submission of Matters to a Vote of Security Holders................ 36


                                    PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters........................................ 36

Item 6.  Management's Discussion and Analysis or Plan of Operation.......... 37
         Selected Consolidated Financial Highlights......................... 37
         General............................................................ 39
         Regulatory Matters................................................. 40
         Results of Operations.............................................. 41
              Comparison of Years Ended December 31, 1996 and 1995.......... 43
              Comparison of Years Ended December 31, 1995 and 1994.......... 43
         Asset/Liability Management and Interest Rate Sensitivity........... 44
         Liquidity and Capital Resources.................................... 47
         Asset Quality...................................................... 49
              Allowance for Loan Losses..................................... 49
              Non-Performing Assets......................................... 50
              Investment Securities......................................... 50
         Off-Balance Sheet Financial Instruments............................ 51
         Income Taxes....................................................... 51
         Impact of Inflation and Changing Prices............................ 52
         Impact of New Accounting Standard.................................. 52
         Forward-Looking Information........................................ 52

Item 7.  Financial Statements............................................... 52

Item 8.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosures............................... 52


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.................. 53

Item 10. Executive Compensation............................................. 53

Item 11. Security Ownership of Certain Beneficial Owners and Management..... 53

Item 12. Certain Relationships and Related Transactions..................... 53

Item 13. Exhibits and Reports on Form 8-K................................... 54

Signatures.................................................................. 56

Index to Consolidated Financial Statements.................................. F-1

Glossary of Certain Terms................................................... G-1

                                       PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

PLEASE REFER TO THE GLOSSARY OF CERTAIN TERMS (PAGE G-1) FOR DEFINITIONS OF VARIOUS TERMS.

OVERVIEW

    Access Anytime Bancorp, Inc. (the "Company") is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of First Savings Bank, F.S.B. a.k.a. First Bank (the "Bank"). The Company owns all of the outstanding stock of the Bank, which is the Company's principal asset. The Bank was originally chartered by the FHLBB in 1934. Currently, deposits with the Bank are insured to maximum extent permitted by the SAIF, which is under the supervision of the FDIC. The Bank is a member of the FHLB system and the Company and the Bank are subject to comprehensive regulation, examination, and supervision of the OTS and the FDIC.

    The Bank is the third largest financial institution headquartered in Clovis, New Mexico, with approximately $107 million in assets. The Bank conducts full service banking operations through three offices located in Clovis and Portales, New Mexico and through a loan production office in Rio Rancho, New Mexico, near Albuquerque. The Company's executive offices are located at 801 Pile Street, Clovis, New Mexico. The telephone number at that address is (505) 762-4417. In general, the Bank has a normal lending territory, as defined by federal regulations, that includes all areas within the State of New Mexico, and a 100 mile radius from the Company's main office in Clovis, New Mexico, which extends into the State of Texas. The primary service area's economic base is derived from Cannon Air Force Base, a regional switching headquarters for the Burlington Northern Santa Fe Railroad, Eastern New Mexico University, and farming and ranching.

    The Company's and the Bank's revenues are derived principally from interest on loans and securities, servicing fee income, income from deposit account service charges and gains on the sale of loans. The results of operations of the Company and the Bank, in general, are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government, competition in the Company's and the Bank's market area, and the policies of financial institution regulatory authorities.

    The Bank, since 1991, has been primarily engaged in the business of attracting deposits from the general public, making loans secured by first liens on single-family homes (primarily for sale into the secondary market) and investing in mortgage related securities. The principal sources of funds for the Bank's lending and investing activities include the sale of loans, principal payments and prepayments on loans and mortgage related securities, and deposits. The Bank's primary sources of income are income on loans and securities, loan servicing fees, income from deposit account service charges, and gains on the sale of loans. Its principal expenses are interest paid on deposits and borrowings and general operating expenses. The earnings of the Bank depend primarily on the differences between its income from lending and investment activities and the interest cost of its deposits and borrowings.

LENDING ACTIVITIES

    GENERAL. The Bank has historically originated fixed-rate and adjustable-rate mortgage loans. In order to reduce its exposure to changes in interest rates, it has also, since the early 1980's, emphasized the origination and retention of ARM loans. Management's strategy has been to increase assets in its portfolio which more frequently reprice or which have shorter maturities. In response to customer demand, however, the Bank continues to originate conventional fixed-rate mortgages.

    The Bank's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. The Bank also originates residential construction, commercial real estate and consumer loans in its market area. Most residential mortgage loans originated by the Bank are in conformity with FHLMC, FNMA and GNMA loan underwriting standards so that they may be sold in the secondary market. Mortgage loans made by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from 15 to 30 years. The Bank's experience indicates, however, that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, subject to any prepayment penalty provisions, if included in the note. Most mortgage loans are underwritten and approved by the Bank's loan committee.

    All of the Bank's lending is subject to written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank's written appraisal policy) by independent appraisers. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

    In connection with the loan approval process, the Bank's loan personnel analyze the loan application and the property involved. All real estate loans are processed and presented by the officers to the loan committee. Consumer loans are approved by loan committee and/or individual loan officers, in accordance with policies established by the Bank's Board of Directors.

    Loan applicants are notified of the Bank's decision setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate, amortization term, a brief description of the real estate to be mortgaged to the Bank, and the requirement of fire and casualty insurance coverage to be maintained to protect the Bank's interest.

    It is the policy of the Bank to obtain a title insurance policy insuring that it has a valid lien on all property securing real estate loans. Hazard insurance or homeowner's policies must be obtained by the borrower prior to closing. If required by federal rules and regulations, flood insurance policies are required. Upon closing, most borrowers are required to advance funds for the establishment of a mortgage escrow account. Thereafter, the borrower makes contributions to this account along with monthly principal and interest payments. Disbursements are made from this account for items such as real estate taxes, hazard insurance premiums, and private mortgage insurance premiums.

    The Bank receives loan origination fees for originating loans and also receives commitment fees for making commitments to originate construction, residential, commercial, and multi-family residential loans, as well as various fees and charges related to existing loans, which include late charges and assumption fees.

    As part of the loan application, the borrower pays the Bank for its out-of-pocket costs in reviewing the application, such as the appraisal fee, whether or not the borrower closes the loan. The interest rate charged is normally the prevailing rate at the time the loan application is approved.
In the case of larger construction loans, the Bank normally charges a 1% commitment fee, which may be included in the loan origination charge when the loan is made. Commitment fees and other terms of commercial and multi-family residential loans are individually negotiated.

    The Bank also maintains an escrow account for most of its loans secured by real estate (as well as for loans serviced for others), in order to ensure that the borrower provides funds to cover property taxes in advance of the required payment. These accounts are analyzed annually to confirm that adequate funds are available. For loans which do not include an escrow requirement, an annual review of tax payments is performed by the Bank in order to confirm payment. In order to monitor the adequacy of cash flows on income-producing properties, the borrower or lead lender is notified periodically and asked to provide financial information including rental rates and income, maintenance costs and an update of real estate property tax payments.

    The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is limited generally to the greater of 15% of unimpaired capital and surplus or $500,000. At December 31, 1996, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $863,000. One loan in excess of $863,000 with a remaining principal balance of $1,572,814 at December 31, 1996 is described in "ASSET QUALITY-NON-PERFORMING ASSETS, NOTE (2)", in this Item. This loan was made prior to the implementation of the current loan to one borrower limitations.

    LOAN PORTFOLIO COMPOSITION. The following table shows the composition of the Bank's loan portfolio in dollar amounts and in percentages as of dates indicated.

                                                               December 31
                                     ----------------------------------------------------------------
                                            1996                   1995                  1994
                                     ---------------------  --------------------  -------------------
                                      Amount     Percent     Amount    Percent     Amount    Percent
                                     --------   --------    --------  ---------   --------  ---------
                                                          (Dollars in Thousands)
Real estate loans (a):
    Residential mortgage loans:
      One-to-four family . . . . . . $ 26,921      56.76%   $ 22,991    63.94%   $ 22,950    61.53%
      Multi-family . . . . . . . . .      961       2.03         995     2.76       1,047     2.81
      Other dwelling units . . . . .    1,060       2.23       1,114     3.10       1,168     3.13
    Commercial . . . . . . . . . . .    9,260      19.52       5,683    15.81       8,230    22.06
                                     --------     ------    --------   ------    --------   ------
         Total real estate loans . .   38,202      80.54      30,783    85.61      33,395    89.53
                                     --------     ------    --------   ------    --------   ------

Other loans:
    Savings accounts . . . . . . . .      867       1.83         897     2.50         851     2.28
    Other consumer items (b) . . . .    8,360      17.63       4,276    11.89       3,055     8.19
                                     --------     ------    --------   ------    --------   ------
         Total other loans . . . . .    9,227      19.46       5,173    14.39       3,906    10.47
                                     --------     ------    --------   ------    --------   ------
         Total loans . . . . . . . .   47,429     100.00%     35,956   100.00%     37,301   100.00%
                                                  ------               ------               ------
                                                  ------               ------               ------
Less:
      Loans in process . . . . . . .    1,077                    863                  317
      Discounts, deferred loan
       fees and other. . . . . . . .      327                    333                  853
      Allowance for loan losses. . .      429                    428                  461
                                     --------               --------             --------
         Total loans receivable,
          net. . . . . . . . . . . . $ 45,596               $ 34,332             $ 35,670
                                     --------               --------             --------
                                     --------               --------             --------

(a) Includes construction loans to be converted to permanent loans and refinanced loans.
(b) Includes, among other things, student, automobile, credit card and home improvement loans.

    The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate categories at the dates indicated.

                                                               December 31
                                     ----------------------------------------------------------------
                                            1996                   1995                  1994
                                     ---------------------  --------------------  -------------------
                                      Amount     Percent     Amount    Percent     Amount    Percent
                                     --------   --------    --------  ---------   --------  ---------
                                                          (Dollars in Thousands)
Fixed-rate loans:
Real estate (a):
   Residential mortgage loans:
      One-to-four family . . . . .  $ 15,345      32.35%   $ 10,554    29.35%   $  9,671    25.93%
      Multi-family . . . . . . . .       573       1.21         562     1.57         578     1.55
      Other dwelling units . . . .       321       0.68         324     0.90         330     0.88
   Commercial. . . . . . . . . . .     4,518       9.52       1,176     3.27       3,485     9.34
                                    --------     ------    --------   ------    --------   ------
         Total real estate loans .    20,757      43.76      12,616    35.09      14,064    37.70
                                    --------     ------    --------   ------    --------   ------

Other :
   Savings accounts. . . . . . . .       867       1.83         897     2.50         851     2.28
   Consumer (b). . . . . . . . . .     8,038      16.95       1,859     5.16         731     1.96
                                    --------     ------    --------   ------    --------   ------
         Total consumer loans. . .     8,905      18.78       2,756     7.66       1,582     4.24
                                    --------     ------    --------   ------    --------   ------
         Total fixed-rate loans. .    29,662      62.54      15,372    42.75      15,646    41.94
                                    --------     ------    --------   ------    --------   ------

Adjustable-rate loans:
Real estate (a):
   Residential mortgage loans:
      One-to-four family . . . . .    11,576      24.40      12,437    34.59      13,279    35.60
      Multi-family . . . . . . . .       388       0.82         433     1.21         469     1.26
      Other dwelling units . . . .       739       1.56         790     2.20         838     2.25
   Commercial. . . . . . . . . . .     4,742      10.00       4,507    12.53       4,745    12.72
                                    --------     ------    --------   ------    --------   ------
         Total real estate loans .    17,445      36.78      18,167    50.53      19,331    51.83

Consumer (b) . . . . . . . . . . .       322       0.68       2,417     6.72       2,324     6.23
                                    --------     ------    --------   ------    --------   ------
         Total adjustable-rate
          loans. . . . . . . . . .    17,767      37.46      20,584    57.25      21,655    58.06
                                    --------     ------    --------   ------    --------   ------
         Total loans receivable. .    47,429     100.00%     35,956   100.00%     37,301   100.00%
                                                 ------               ------               ------
                                                 ------               ------               ------
Less:
   Loans in process. . . . . . . .     1,077                    863                  317
   Discounts, deferred loan fees
    and other. . . . . . . . . . .       327                    333                  853
   Allowance for loan losses . . .       429                    428                  461
                                    --------               --------             --------
         Total loans receivable,
          net. . . . . . . . . . .  $ 45,596               $ 34,332             $ 35,670
                                    --------               --------             --------
                                    --------               --------             --------

(a) Includes construction loans to be converted to permanent loans and refinanced loans.
(b) Includes, among other things, student, automobile, credit card and home improvement loans.

    The following table outlines the specific loan types with contractual maturity dates as of December 31, 1996. Loans which have adjustable or renegotiable rates are shown as maturing during the period when the contract is due. This schedule does not reflect the effects of possible principal prepayments by the borrower.

                                      Real Estate                          Non-Real Estate
                          -----------------------------------  -------------------------------------
                                                                                     Commercial
                              Mortgages        Construction         Consumer          Business             Total
                          -----------------  -----------------  -----------------   -----------------  ------------------
                                   Weighted           Weighted           Weighted            Weighted           Weighted
                                   average            average            average             average             average
                           Amount    rate     Amount    rate     Amount    rate      Amount    rate     Amount     rate
                          -------    ----     ------    ----     ------    -----     ------    ----     -------    ----
                                                                 (Dollars in Thousands)
Within one year           $ 1,495    8.94%    $1,975    8.91%    $1,228     9.71%    $  280     9.80%   $ 4,978    9.17%
More than one year
 through two years          1,593    8.52         --      --        690    11.11         11    10.78      2,294    9.31
More than two years
 through three years          201    8.73         --      --      1,006    11.12        442     7.02      1,649    9.73
More than three years
 through five years         1,189    9.54         --      --      4,023    10.67        230     8.91      5,442   10.35
More than five years
 through ten years          3,481    8.73         --      --      1,046    12.10        241     9.72      4,768    9.52
More than ten years
 through fifteen years     12,164    8.20         --      --         --       --         --       --     12,164    8.20
More than fifteen years    16,104    8.21         --      --         30     5.50         --       --     16,134    8.20
                          -------    ----     ------    ----     ------    -----     ------     ----    -------   -----
Total loans receivable    $36,227    8.34%    $1,975    8.91%    $8,023    10.78%    $1,204     8.60%   $47,429    8.79%
                          -------    ----     ------    ----     ------    -----     ------     ----    -------   -----
                          -------    ----     ------    ----     ------    -----     ------     ----    -------   -----

    As of December 31, 1996, the total amount of loans with maturities longer than one year which had fixed interest rates was approximately $25 million and with floating or adjustable interest rates was approximately $17 million.

         ONE-TO-FOUR FAMILY RESIDENTIAL MORTGAGE LENDING. The primary lending activity of the Bank has been the granting of conventional loans to enable borrowers to purchase new or existing homes. The Bank also originates VA-guaranteed and FHA-insured loans. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from realtors and builders. The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area.

    The Bank's fixed-rate loans generally conform to secondary market standards (I.E., FHLMC, FNMA and GNMA standards) and, since 1991, have been primarily originated for sale in the secondary market. A portion of these loans has been originated pursuant to forward sales commitments. Most of the Bank's fixed-rate residential loans have contractual terms to maturity of 30 years. As a part of its asset/liability management strategy and in response to an increase in refinancing activity, the Bank also originates 15 year fixed-rate, fully amortizing loans. Interest rates charged on these fixed-rate loans are competitively priced according to market conditions.

    The Bank has offered ARM loans at rates, terms and fees determined in accordance with market and competitive factors. The programs currently offered primarily meet the standards and requirements of the secondary market for residential loans. The Bank's current one-to-four family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARM loans originated by the Bank are subject to adjustment at stated intervals and are subject to annual and lifetime adjustment limits below and above the initial rate. Most of the Bank's ARM loans have interest rates which adjust annually based on a margin over one of several indices. These loans' annual and lifetime caps on interest rate increases may reduce the extent to which they can help protect the Bank against interest rate risk. The Bank has from time to time offered ARM loans at below the fully-indexed rate; however, borrowers of ARM loans are qualified at the fully-indexed rates.

    The Bank retains ARM loans in its portfolio consistent with its ongoing asset/liability objectives. ARM loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in a rising interest rate environment. In this regard, the Bank's delinquency experience on its ARM loans has generally been similar to its experience on fixed-rate residential loans.

    The Bank evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. The Bank originates residential mortgage loans with loan-to-value ratios up to 95%. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, the Bank will generally require private mortgage insurance in an amount intended to reduce the Bank's exposure to 80% or less of the appraised value of the underlying property, unless otherwise approved by the Bank's Board of Directors.

    The Bank's residential mortgage loans customarily include a due-on-sale clause giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. The Bank has generally enforced due-on-sale clauses in its mortgage loan contracts. Yield increases may be obtained through the authorization of assumptions of existing loans at higher rates of interest, assuming the current rates are higher than the existing note rate, and the imposition of assumption fees. ARM loans may be assumed provided home buyers meet the Bank's underwriting standards and the applicable fees are paid.

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Bank's multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, retail stores and other properties, most of which are located in the Bank's normal lending territory. The Bank intends to originate multi-family and commercial real estate loans in the future, subject to regulatory restrictions. Multi-family and commercial real estate loans generally are originated in amounts up to 75% of the appraised value of the property securing the loan. Commercial and multi-family loans are made at both fixed and adjustable interest rates for terms of up to 25 years. The terms and conditions of multi-family and commercial real estate loans are negotiated on a case-by-case basis.

   Appraisals on properties securing multi-family and commercial real estate loans originated by the Bank are performed by an independent appraiser subject to regulatory guidelines at the time the loan is made. All appraisals on multi-family and commercial real estate loans are reviewed by the Bank's management. In addition, the current underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Personal guarantees are generally obtained for the Bank's multi-family and commercial real estate loans.

    Multi-family and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family residential lending. Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. In addition, adjustable-rate multi-family and commercial real estate loans are subject to increased risk of delinquency or default as interest rates increase. The
Bank has attempted to minimize these risks through its underwriting standards and by lending primarily on existing income-producing properties.

    COMMERCIAL BUSINESS LENDING. The Bank began offering commercial business loans guaranteed by the SBA in 1991. The SBA program provides lenders with the ability to offer flexible terms and longer maturities on loans to small businesses and professionals. The program provides the lender a guaranteed portion (generally 75%-80%) of principal and interest. Since these loans are guaranteed, they generally offer minimal risk to the Bank. These loans are made with adjustable and fixed interest rates with maturities of up to 25 years, depending on the underlying collateral. The loans are approved by the SBA. The Bank intends to expand its commercial lending by utilizing the SBA program.

    The Bank intends to provide short and medium term credit to businesses in the Bank's primary lending territory. Commercial loans include revolving credit lines and term loans, or a combination thereof, and are generally secured by equipment, accounts receivable, inventories, real estate or other business assets or a combination thereof. Commercial business loans are made pursuant to specified loan approval limits set by the Bank's Board of Directors. The Bank usually requires that business borrowers maintain their operating accounts with the Bank in the form of demand deposits. Loans made to corporations are generally personally guaranteed by the principals of the corporation.

    CONSTRUCTION LENDING. The Bank originates loans to finance the construction of single-family residences and commercial businesses. Many of these loans are made to individuals who will ultimately be the owner-occupants of the residence. Such loans are generally made, although not required, with permanent financing on the constructed property to be provided by the Bank. Construction loans are generally made with a six month term on a fixed-rate, interest-only basis. Residential construction loans to owner-occupants are generally underwritten using the same criteria as for one-to-four family residential loans. Commercial construction loans are generally made with 12 to 24 month maturities. Loan proceeds are disbursed in increments as construction progresses and inspections warrant.

    Construction loans afford the Bank the opportunity to charge loan origination fees, to increase the frequency of repricing of its loan portfolio and to earn yields higher than those obtainable on loans secured by existing one-to-four family residential properties. The higher yields reflect the higher risks associated with construction lending, which include principally the difficulty in evaluating accurately the total funds required to complete a project and the post-completion value of the project. As a result, the Bank places a strong emphasis upon the borrower's ability to repay and the experience and expertise of the builder who has contracted to construct the property.

    CONSUMER LENDING. Management considers consumer lending to be an important component of its strategic plan. Specifically, consumer loans generally have shorter terms to maturity (thus reducing the Bank's exposure to changes in interest rates) and carry higher rates of interest than do one-to-four family residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Under applicable federal laws, the Bank is authorized to invest up to 35% of its assets in consumer loans excluding credit card and education loans.

    The Bank offers a variety of secured consumer loans, including home improvement loans, auto loans, personal lines of credit, equity lines of credit and loans secured by savings deposits. The Bank also offers a limited amount of unsecured and credit card loans. The Bank currently originates all of its consumer loans in its market area. Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. The Bank's consumer loans generally have fixed rates of interest.

    The Bank currently has three arrangements to originate consumer automobile loans on an indirect basis (I.E., where loan contracts are purchased from automobile retailers which have extended credit to their customers). The Bank applies the underwriting standards mentioned below in the approval process of purchasing these contracts. These loans have a fixed interest rate and maturities of 6 years or less. As of December 31, 1996, the Bank had $3,734,552 in indirect automobile contracts or 7.9% of its loan portfolio before net items.

    The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

    Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (at December 31, 1996, $24,000, or .26% of the consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

    LOAN SERVICING. In addition to servicing its own loans, the Bank services mortgage loans for others. It is the practice of the Bank to sell most fixed-rate loans and retain most adjustable-rate loans. Most conventional loans are sold to FNMA and the servicing is retained. VA and FHA loans are sold to private investors such as New Mexico Mortgage Finance Authority, Norwest Funding, Inc., and the Prudential Home Mortgage Company, Inc. with the servicing released. The fee for selling loans with servicing released is generally 1/4% to 1 3/4%. The Bank generally retains the servicing on conventional loans sold to FNMA and receives a fee payable monthly of approximately 1/4% per annum of the unpaid balance of each loan. As of December 31, 1996, the Bank was servicing loans for others in the amount of approximately $44.8 million. These loans are not reflected in the consolidated statement of financial condition.

ORIGINATIONS, PURCHASES AND SALES OF LOANS

    As described previously, the Bank originates loans through its marketing efforts, its existing customer base, walk-in customers, and real estate brokers and builders. Commercial real estate loan originations are obtained by direct solicitation. The Bank originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative customer demand in the origination market which is affected by market conditions such as short-term and long-term interest rates as well as the expected future level of interest rates.

    The Bank made no purchases or sales of pooled whole loans in 1996 and had no commitments to purchase any loans or mortgage-backed securities at December 31, 1996. At the same date, the Bank had loan origination commitments of $606,081 and commitments to sell residential loans of $564,361. The Bank expects to continue to sell part of its residential mortgage loans in order to enhance liquidity and to maintain its risk-based capital position. This has generally been the procedure since 1991. When these loans are sold, the Bank usually retains the responsibility for servicing the loans.

    The following table sets forth the principal amount of the Bank's mortgage loan origination, purchase and sales activity for the periods indicated.

                                              Year Ended December 31
                                           --------------------------
                                             1996      1995      1994
                                           --------  --------   ------
                                              (Dollars in Thousands)
Originations by loan type
Fixed-rate:
    Construction loans...................   $ 2,026  $   766  $   934
    Conventional loans...................    14,581    6,113    6,470
    Loans refinanced.....................     4,331    1,676    6,040
Adjustable-rate:
    Conventional loans...................       612      794    1,792
    Loans refinanced.....................       207      703    1,565
                                            -------  -------   ------
        Total loans originated...........    21,757   10,052   16,801
                                            -------  -------   ------
Purchases:
    Loans purchased......................        --       --       --
                                            -------  -------   ------
Sales and repayments:
    Sales (1)............................     8,913    7,504   14,439
    Principal repayments.................     2,141    3,634    8,003
                                            -------  -------   ------
        Total reductions.................    11,054   11,138   22,442
                                            -------  -------   ------
Increase (decrease) in other items, net..       264      (62)     141
                                            -------  -------   ------
        Net increase (decrease)..........  $ 10,967  $(1,148) $(5,500)
                                            -------  -------   ------
                                            -------  -------   ------

(1) Consists entirely of one-to-four family fixed rate loans

ASSET QUALITY

    DELINQUENT LOANS. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent 16 days after the due date. If the delinquency is not cured by the thirtieth day, contact with the borrower is made by telephone or a letter is sent. Additional written and verbal contacts are made with the borrower between 35 and 70 days after the due date.

    In the event a real estate loan payment is past due for 45 days or more, the Bank performs an in-depth review of the loan status, the condition of the property and circumstances of the borrower. Based upon the results of its review, the Bank may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or when deemed necessary, initiate foreclosure proceedings. If foreclosed on, real property is sold at a public sale and the Bank may bid on the property to protect its interest. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency and the borrower's ability and willingness to cooperate in curing delinquencies.

    Delinquent consumer loans are handled in a generally similar manner, except that contacts are made beginning when the payment is 10 days past due.
 If these efforts fail to bring the loan current, appropriate action may be taken to collect any loan payment that remains delinquent. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under New Mexico consumer protection laws. Loans are generally placed on non-accrual status after 90 days delinquency or notice of bankruptcy.

    The following table sets forth the Bank's loan delinquencies by type, amount, and percentage of type at December 31, 1996.

                                            Loans Delinquent For
                              -----------------------------------------------------       Total Loans Delinquent
                                      60-89 Days               90 Days And Over              60 Days or More
                              -------------------------   -------------------------    --------------------------
                                                Percent                     Percent                      Percent
                                                of loan                     of loan                      of Loan
                              Number   Amount   category  Number   Amount   category   Number   Amount   category
                              ------   ------   --------  ------   ------   --------   ------   ------   --------
                                                            (Dollars in Thousands)
Mortgage loans:
    One-to-four family.......      2    $ 83      0.31%      1      $ 53      0.20%        3     $ 136     0.51%
    Other dwelling units.....     --      --        --      --        --        --        --        --       --
    Commercial real estate...     --      --        --      --        --        --        --        --       --
Consumer loans...............      5      24      0.26      --        --        --         5        24     0.26
                                ----    ----      ----     ----     ----     -----      ----     -----   ------
Total loans..................      7    $107      0.23%      1      $ 53      0.11%        8     $ 160   ` 0.34%
                                ----    ----      ----     ----     ----     -----      ----     -----   ------
                                ----    ----      ----     ----     ----     -----      ----     -----   ------

    NON-PERFORMING ASSETS. Non-performing assets consist of loans on which interest is no longer being accrued, troubled debt restructurings, real estate acquired by foreclosure or deed-in-lieu of foreclosure and repossessed assets.

    The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio. Loans are generally placed on non-accrual status after 90 days delinquency.

                                                           December 31
                                                 -----------------------------
                                                  1996        1995       1994
                                                 -------    --------   -------
                                                     (Dollars in Thousands)
Non-accrual loans (1).........................   $   53     $   --      $  148
Past due 90 days or more and still accruing...       --         --          37
Renegotiated loans (2)........................    1,573      1,573       3,145
Real estate owned (3).........................       86        114         421
                                                 ------     ------      ------
Total non-performing assets...................   $1,712     $1,687      $3,751
                                                 ------     ------      ------
                                                 ------     ------      ------
Ratio of non-performing assets to total asset.     1.60%      1.44%       2.98%
                                                 ------     ------      ------
                                                 ------     ------      ------

(1) Generally refers to loans that are contractually delinquent (i.e., payments were due and unpaid for more than 90 days).

(2) The Bank's largest restructured note of approximately $1,573,000 originated in 1987 for $2,000,000 as a permanent loan on a shopping center of 47,457 square feet, located on 56,943 square feet of land in Santa Fe, New Mexico. The terms of the note were modified in 1992 and an additional borrower was added to the loan. The interest rate of 5% in 1995 increased to 6% in 1996 and escalates to 7% in 1997 with interest due monthly and principal reductions due at the end of each year. Final maturity is December 1997. The loan was current and performing under the terms of the modified agreement at December 31, 1996. However, the Bank is monitoring this loan and it is included in the table "Criticized Assets" listed as special mention in this Item, due to the nature of the restructure.

(3) Refers to real estate acquired by the Bank through foreclosure or voluntary deed in lieu of loan foreclosure.

    For the year ended December 31, 1996, gross interest income which would have been recorded had the non-accruing loans and renegotiated loans been current in accordance with their original terms amounted to $132,563. The amount that was included in interest income on such loans was $119,377 for the year ended December 31, 1996.

    CRITICIZED ASSETS. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated "special mention" by management.

    When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

    In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Criticized assets of the Bank at December 31, 1996 were as follows:

                                           December 31,
                                               1996
                                          --------------
                                          (In Thousands)

Substandard............................       $  443
Doubtful...............................           --
Loss...................................           --
                                          --------------
Total classified assets................          443
Special mention assets.................        3,193
                                          --------------
Total criticized assets................     $  3,636
                                          --------------
                                          --------------

    ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analyses, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate loan allowance. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. The Bank's quarterly asset classification review determines which loans to charge-off.

    The following table sets forth an analysis of the Bank's allowance for loan losses for the years indicated.

                                              Year ended December 31
                                  ---------------------------------------------
                                   1996      1995      1994      1993      1992
                                  ------    ------    ------    ------    ------
                                              (Dollars in Thousands)
Balance at beginning of year....  $  428    $  461    $  509    $  535    $ 878
Provision charged (credited)....      14       (15)        4        21      386
Charge-offs:
Mortgage loans:
    Single family...............      --        --       (50)      (33)     (53)
    Commercial real estate......      --        --        --        --     (649)
Consumer loans..................     (18)      (21)       (3)      (33)     (67)
Recoveries:
Mortgage loans:
    Single family...............       2        --        --        --       15
    Commercial real estate......      --        --        --        --       --
Consumer loans..................       3         3         1        19       25
                                  ------    ------    ------    ------   ------
Balances at end of year.........  $  429    $  428    $  461    $  509    $ 535
                                  ------    ------    ------    ------   ------
                                  ------    ------    ------    ------   ------
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period.     .03%      .05%      .14%      .11%    1.39%
                                  ------    ------    ------    ------   ------
                                  ------    ------    ------    ------   ------
Allowance for loan losses to
  non-performing loans, at the
  end of the period.............   25.06%    25.37%    12.29%     8.23%    5.55%
                                  ------    ------    ------    ------   ------
                                  ------    ------    ------    ------   ------
Allowance for loan losses to
  total loans, at end of period.     .94%     1.25%     1.29%     1.38%    1.19%
                                  ------    ------    ------    ------   ------
                                  ------    ------    ------    ------   ------

INVESTMENT ACTIVITIES

    GENERAL. The Bank has maintained high levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. For the month of December 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 19.27%.

    Federally chartered thrift institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered thrift institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered thrift institution is otherwise authorized to make directly.

    Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

    The Bank has a substantial portfolio of mortgage-backed securities. Historically, most of the Bank's mortgage-backed securities were long-term, fixed-rate federal agency securities. In recent years, the Bank began to purchase other types of mortgage-backed securities consistent with its asset/liability management and balance sheet objectives. In this regard, the Bank emphasizes the purchase of adjustable-rate or short or intermediate term fixed-rate mortgage-backed securities for asset/liability management purposes and to supplement the Bank's origination of ARM loans. At December 31, 1996, approximately $25 million or 48% of the Bank's mortgage-backed securities carried adjustable rates of interest. The Bank also has pooled fixed-rate loans in its existing loan portfolio to create mortgage-backed securities.

    Under the OTS' risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk-weighting and FNMA, FHLMC and AA- or higher rated mortgage-backed securities have a 20% risk-weighting, in contrast to the 50% risk-weighting carried by performing one-to-four family residential mortgage loans. None of the mortgage-backed securities held by the Bank had a risk-weight for regulatory capital purposes above 20%.

    All of the Bank's mortgage-backed securities are backed by FHLMC, GNMA or FNMA, or rated AA or higher. Accordingly, management believes that the Bank's mortgage-backed securities generally are resistant to credit problems.

    The Bank's holdings of mortgage-backed securities have decreased in recent years primarily as a result of increase in the Bank's loan portfolio and, to a lesser extent, reduced levels of deposit portfolio. FHLMC, GNMA and FNMA mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the insurance or guarantee feature of such securities and the retention of a servicing spread by the loan servicer), and the Bank's other mortgage-backed securities also carry lower yields (because such securities tend to have shorter actual durations than 30-year loans). The Bank will continue to evaluate mortgage-backed securities purchases and loan securitizations of its existing loans in the future based on its strategic and asset/liability objectives, market conditions and alternative investment opportunities.

    The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.

                                                                       December 31
                                            --------------------------------------------------------------
                                                   1996                   1995                  1994
                                            ------------------     -----------------     -----------------
                                            Carrying      % of     Carrying     % of     Carrying     % of
                                              value      total       value     total       value     total
                                            --------    ------     --------   ------     --------    -----
                                                                 (Dollars in Thousands)
Available-for-sale:
Mortgage-backed securities:
    GNMA adjustable rate..................  $23,640     100.0%     $28,096     84.9%     $ 2,980     100.0%
Obligation of U.S. government agencies....       --        --        4,994     15.1           --        --
                                            -------     -----      -------    -----      -------     -----
         Total available-for-sale.........  $23,640     100.0%     $33,090    100.0%     $ 2,980     100.0%
                                            -------     -----      -------    -----      -------     -----
                                            -------     -----      -------    -----      -------     -----

Held-to-maturity:
Mortgage-backed securities:
    FNMA participation certificates.......  $ 5,355      18.4%     $ 6,225     17.1%     $ 7,019       9.1%
    FHLMC participation certificates......   21,896      75.2       27,873     76.6       32,066      41.4
    FHLMC adjustable rate.................    1,862       6.4        2,306      6.3        2,650       3.4
    GNMA adjustable rate..................       --        --           --       --       28,782      37.1
Obligation of U.S. government agencies....       --        --           --       --        6,988       9.0
                                            -------     -----      -------    -----      -------     -----
         Total held-to-maturity...........   29,113     100.0%      36,404    100.0%      77,505     100.0%
                                            -------     -----      -------    -----      -------     -----
                                                        -----                 -----                  -----

FHLB stock................................    1,572                  1,483                 1,392
                                            -------                -------               -------

Other interest-earning assets:
    Interest-bearing deposits with banks..      381                    476                   389
                                            -------                -------               -------

         Total............................  $54,706                $71,453               $82,266
                                            -------                -------               -------
                                            -------                -------               -------

Average remaining life or term to
  repricing of investment securities
  excluding other-interest-earning
  assets and FHLB stock(1)................ 14 years               16 years              17 years

---------------------
(1) The average remaining lives of securities with "call" features are calculated using the date of maturity.


    The following table sets forth the composition and contractual maturities of the Bank's investment securities.

                                                           December 31, 1996
                                  ----------------------------------------------------------------------
                                                                                      Total investment
                                                                                         securities
                                                                                     -------------------
                                   Within    1 to 5   5 to 10   10 to 20   Over 20   Amortized   Market
                                  one year   years     years     years      years      cost      value
                                  --------   ------   -------   --------   -------   ---------   -------
                                                         (Dollars in Thousands)
Available-for-sale:
Mortgage-backed securities:
    GNMA adjustable rate........  $     --   $   --   $    --   $  1,005   $22,833   $  23,838   $23,640
                                  --------   ------   -------   --------   -------   ---------   -------

         Total securities
           available-for-sale...  $     --   $   --   $    --   $  1,005   $22,833   $  23,838   $23,640
                                  --------   ------   -------   --------   -------   ---------   -------
                                  --------   ------   -------   --------   -------   ---------   -------

Weighted average yield..........        --%      --%       --%      6.50%     6.63%       6.62%
                                  --------   ------   -------   --------   -------   ---------
                                  --------   ------   -------   --------   -------   ---------


                                                                     December 31, 1996
                                        -----------------------------------------------------------------------------
                                                                                                          Total
                                                                                                        investment
                                                                                                        securities
                                                                                                 --------------------
                                          Within     1 to 5     5 to 10    10 to 20     Over 20  Amortized     Market
                                         one year     years      years       years       years      cost       value
                                         --------    -------    -------    --------     -------  ---------    -------
                                                                        (Dollars in Thousands)

Held-to-maturity:
Mortgage-backed securities:
  FNMA participation certificates........ $ 4,314    $ 1,041    $    --     $    --      $   --    $ 5,355    $ 5,193
  FHLMC participation certificates.......   7,790     14,106         --          --          --     21,896     21,448
  FHLMC adjustable-rate certificates.....      --         --         --          --       1,862      1,862      1,829
                                          -------    -------    -------     -------      ------    -------    -------

    Total securities held-to-maturity.... $12,104    $15,147    $    --     $    --      $1,862    $29,113    $28,470
                                          -------    -------    -------     -------      ------    -------    -------
                                          -------    -------    -------     -------      ------    -------    -------
Weighted average yield...................    5.25%      5.39%        --          --        5.89%      5.36%
                                          -------    -------    -------     -------      ------    -------
                                          -------    -------    -------     -------      ------    -------


    OTHER INVESTMENTS. At December 31, 1996, the Bank's interest bearing deposits with banks was $380,570 or .4% of total assets. As of such date, the Bank also had a $1,572,334 investment in FHLB stock, satisfying its requirement for membership in the FHLB of Dallas. It is the Bank's general policy to purchase investment securities which are U.S. Government securities and federal agency obligations and other issues that are rated investment grade or have credit enhancements. The Bank's investment securities portfolio at December 31, 1996 was entirely comprised of securities issued by the United States Government, or its agencies.

SOURCES OF FUNDS

    THE COMPANY. The Company's primary source of funds are dividends from the Bank, of which none have been paid to date, borrowings from the Bank in the form of advances ($269,357 at December 31, 1996), and outside borrowings.

    On February 12, 1997, the Company obtained a line of credit in the amount of $100,000 from a correspondent bank for six months at a market rate of interest, the funds of which are to be used for general corporate purposes. No borrowings under the line of credit have been made to date.

    THE BANK. The Bank's primary sources of funds are deposits, amortization and prepayment of loan principal, sales or maturities of loans, investment securities, mortgage-backed securities and short-term investments, borrowings and funds provided from operations.

    Borrowing, predominantly from the FHLB of Dallas, may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used in the future on a longer-term basis to support lending and investing activities.

    The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of statement savings, NOW accounts and money market accounts and CDs. The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. The Bank solicits deposits from its primary market area only and does not use brokers to obtain deposits.

    The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. During the fiscal year ended December 31, 1996, total deposits decreased by approximately $12.5 million. To maintain proper capital ratios and improve its net interest margin, management decided in 1995 to be less aggressive in bidding for public fund deposits and the decline in deposits is partially attributed to that strategic plan as well as management's overall strategy to change the product mix offered to its customers. This policy continues to date.

    Management believes that customers continue to place a value on federal insurance on deposit accounts and that, to the extent the Bank maintains competitive rates, it will be able to maintain its deposit and liquidity levels. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives.

    Based on its experience, the Bank believes that its savings accounts, interest-bearing and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain CDs, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

    The following tables set forth the deposits in the various programs offered by the Bank at the dates indicated:

                  Balance at                         Balance at                       Balance at                        Balance at
                 December 31,   % of     Increase     December    % of     Increase    December    % of      Increase    December
                    1996      deposits  (decrease)    31, 1995   deposits  (decrease)  31, 1994   deposits   (decrease)  31, 1993
                 -----------  --------  ---------- -  ---------  --------  ---------- ---------   --------   ---------- ----------
                                                                 (Dollars in Thousands)
Transactional
 accounts         $ 8,416       8.57%        453       7,963      7.19%   $   298   $  7,665       6.80%     $(1,882)  $  9,547
Jumbo CDs           7,722       7.87      (5,173)     12,895     11.66        (64)    12,959      11.49       (3,329)    16,288
Savings accounts    8,321       8.48        (960)      9,281      8.39     (1,979)    11,260       9.98       (3,078)    14,338
Money market
 deposit accounts  10,511      10.71        (903)     11,414     10.32     (2,353)    13,767      12.21       (6,855)    20,622
IRA accounts        9,811       9.99        (512)     10,323      9.33         (4)    10,327       9.16         (737)    11,064
Other CDs          53,383      54.38      (5,374)     58,757     53.11      1,962     56,795      50.36       (2,036)    58,831
                  -------   --------    --------    --------   -------   --------   --------     ------     --------   --------
                  $98,164     100.00%   $(12,469)   $110,633    100.00%   $(2,140)  $112,773     100.00%    $(17,917)  $130,690
                  -------   --------    --------    --------   -------   --------   --------     ------     --------   --------
                  -------   --------    --------    --------   -------   --------   --------     ------     --------   --------


                                  December 31, 1996           December 31, 1995           December 31, 1994
                             --------------------------- --------------------------- ---------------------------
                             Weighted                    Weighted                    Weighted
                             average          Percentage average          Percentage average          Percentage
Minimum                      interest          of total  interest          of total  interest          of total
amount   Category              rate   Balance  deposits    rate   Balance  deposits    rate   Balance  deposits
-------  -------------       -------- ------- ---------- -------- ------- ---------- -------- ------- ----------
                                                          (Dollars in Thousands)
$  100   Transactional
         accounts zero-rate    0.00%  $ 1,516     1.54%    0.00%  $    576    0.52%    0.00%  $    429    0.38%
   100   Transactional
         accounts              1.63     6,900     7.03     2.47      7,387    6.68     2.90      7,236    6.42
 1,000   Money market          3.06     9,647     9.83     3.65     11,414   10.32     3.90     13,767   12.21
   100   Savings accounts      2.50     8,321     8.48     2.75      9,281    8.39     3.20     11,260    9.98
 2,500   Access money
         market                4.57       864     0.88       --         --      --       --         --      --

         Certificates of
         Deposit
 1,000   30-60 day CDs         3.03       175     0.18     4.31        376    0.34     4.18        564    0.50
 1,000   91 day CDs            3.71     1,110     1.13     4.52      1,465    1.32     4.17      2,375    2.11
 1,000   6 month CDs           4.60    15,407    15.70     5.05     15,928   14.40     4.08     16,406   14.55
 1,000   1 year CDs            4.82    18,164    18.51     5.57     20,422   18.46     4.16     15,788   14.00
 1,000   18 month CDs          5.05     1,662     1.69     5.56      2,131    1.93     3.91      2,144    1.90
 1,000   2 year CDs            5.54     4,574     4.66     5.08      5,819    5.26     4.27      5,732    5.08
 1,000   30 month CDs          5.81     4,265     4.34     5.62      4,407    3.98     4.99      5,864    5.20
 1,000   3 year CDs            0.00        --     0.00     8.00          5    0.00     7.15         17    0.02
 1,000   4 year CDs            5.59     3,045     3.10     5.65      3,276    2.96     5.43      2,844    2.52
 1,000   5 year CDs            5.77     4,981     5.07     5.90      5,028    4.54     6.18      5,061    4.49
90,000   Jumbo CDs             5.01     7,722     7.87     5.67     12,795   11.57     4.62     12,959   11.49
   100   IRA floating rate     5.05     4,733     4.82     5.24      5,169    4.67     5.63      5,351    4.74
   100   1 year IRA            5.03     1,993     2.03     5.74      1,932    1.75     3.85      1,932    1.71
   100   3 year IRA            5.40     1,582     1.61     5.34      1,875    1.69     4.99      1,841    1.63
   100   5 year IRA            5.85     1,503     1.53     6.13      1,347    1.22     6.28      1,203    1.07
                               -----  -------   -------    -----  --------  -------    -----  --------  -------
                               4.31%  $98,164   100.00%    4.69%  $110,633  100.00%    3.65%  $112,773  100.00%
                               -----  -------   -------    -----  --------  -------    -----  --------  -------
                               -----  -------   -------    -----  --------  -------    -----  --------  -------

    The following table sets forth the savings flows of the Bank during the periods indicated. Net deposits (withdrawals) refer to the amount of deposits during a period less the amount of withdrawals during the same period. Deposit flows at savings institutions may also be influenced by external factors such as governmental credit policies and, particularly in recent periods, depositors' perceptions of the adequacy of federal insurance of accounts.

                                                       Year Ended December 31
                                                     --------------------------
                                                       1996      1995     1994
                                                     --------  -------- -------
                                                       (Dollars in Thousands)
Net deposits (withdrawals) before interest
  credited .........................................$(17,178) $(7,452) $(22,309)
Interest credited...................................   4,709    5,312     4,392
                                                    --------- -------- ---------
       Net decrease in savings deposits.............$(12,469) $(2,140) $(17,917)
                                                    --------- -------- ---------
                                                    --------- -------- ---------
Percent decrease.................................... (11.27)%  (1.90)%  (13.71)%

    The following table shows interest rate and maturity information for the Bank's CDs as of December 31, 1996.

                        0.00-      3.00-       5.00-      7.00-              Percent
                        2.99%      4.99%       6.99%      8.99%     Total    of total
                        -----     -------     -------     ----     -------   --------
                                           (Dollars in Thousands)
Certificate accounts
maturing in quarter
ending:
--------------------

March 31, 1997........  $  26     $13,178     $ 8,255     $ 53     $21,512     30.33%
June 30, 1997.........     --      14,495       4,353       10      18,858     26.59
September 30, 1997....     --       5,269       3,938        5       9,212     12.99
December 31, 1997.....     --       5,724       3,514       --       9,238     13.03
March 31, 1998........     --         239       1,679       99       2,017      2.84
June 30, 1998.........     --       1,035       1,026       --       2,061      2.91
September 30, 1998....     --         288         562       41         891      1.26
December 31, 1998.....     --         425       1,377       --       1,802      2.54
March 31, 1999........     --         226         299      323         848      1.20
June 30, 1999.........     --          73         773       --         846      1.19
September 30, 1999....     --          26         550       --         576      0.81
December 31, 1999.....     --          14         517       --         531      0.75
Thereafter............     --          11       2,299      214       2,524      3.56
                        -----     -------     -------     ----     -------    ------
    Total               $  26     $41,003     $29,142     $745     $70,916    100.00%
                        -----     -------     -------     ----     -------    ------
                        -----     -------     -------     ----     -------    ------

    Percent of total       .0%       57.8%       41.1%     1.1%      100.0%
                        -----     -------     -------     ----     -------
                        -----     -------     -------     ----     -------

    The following table indicates the amount of the Bank's CDs by size or from public entities, by time remaining until maturity as of December 31, 1996.

                                               Maturity
                             ---------------------------------------------
                                           Over       Over
                             3 months     3 to 6     6 to 12       Over
                             or less      months     months      12 months      Total
                             --------     -------    -------     ---------     -------
                                                   (In Thousands)
CDs less than $100,000...... $18,162      $16,784    $16,486     $11,285       $62,717

CDs of $100,000 or more.....   2,850        2,016      1,964         811         7,641

Public funds(1).............     500           58         --          --           558
                             -------      -------    -------     -------       -------

Total CDs and public funds.. $21,512      $18,858    $18,450     $12,096       $70,916
                             -------      -------    -------     -------       -------
                             -------      -------    -------     -------       -------

----------------------
(1) Certificates of deposit from government and other public entities.

    From time to time, the Bank has had greater amounts of public funds. The amount of public funds held by the Bank at December 31, 1996 and 1995 was $726,268 and $2,792,186, respectively. The Bank is required to pledge collateral against such funds equal to 100% of such funds.

    BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when there is a net outflow of deposits, when advances are a less costly source of funds or when funds from advances can be invested at a positive spread. In addition, the Bank has relied upon selected borrowings for short-term liquidity needs.

    The Bank may obtain advances from the FHLB of Dallas upon the security of its capital stock of the FHLB of Dallas and certain of its mortgage loans, investment securities and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1996, the Bank had $3,000,000 of FHLB borrowings outstanding.

    During fiscal 1996, the Bank utilized advances from FHLB of Dallas to cover net deposit outflows and, to a lesser extent, partially fund mortgage loans.

    The following table sets forth maximum balance, average balance, and average rate paid on FHLB advances for the period indicated.

                                                       Year ended December 31
                                                   ----------------------------
                                                     1996      1995       1994
                                                   -------   --------  --------
                                                       (Dollars in Thousands)

Maximum amount of borrowings outstanding  . . . .  $ 3,900   $ 7,400   $ 11,600

Approximate average borrowings outstanding  . . .  $   459   $ 1,305   $  5,038

Approximate weighted average interest rate paid .     5.38%     6.13%      4.92%


SUBSIDIARY OF THE BANK

    In 1974, the Bank incorporated First Equity Development Corporation ("FEDCO"), a New Mexico corporation, as a wholly-owned subsidiary of the Bank. The directors and officers of FEDCO also serve as officers of the Bank. Prior to 1991, FEDCO's primary business was real estate acquisition, development and construction, and investment in the Bank's former data processing service bureau. FEDCO had $1,697 in cash at December 31, 1996 and 1995, and no other assets or liabilities and is currently an inactive corporation. Thrift institutions are permitted to invest an amount equal to 2% of their assets, through a subsidiary, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes.

REGULATION

    GENERAL. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the SAIF administered by the FDIC, and it is a member of the FHLB of Dallas. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. Such regulation and supervision establish a comprehensive framework of activities in which an institution may engage and are intended primarily for the protection of the insurance fund and depositors. The Company, as a unitary thrift holding company, is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission ("Commission") under the federal securities laws.

    The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation and policies, whether by the OTS, the FDIC or action of the United States Congress, could have a material adverse impact on the Company, the Bank and the operations of both.

    In 1992, the Bank was deemed to be undercapitalized by the OTS and agreed to the issuance in July 1993 of a Prompt Corrective Action Directive, which was amended in August 1994. The directive required the Bank to submit a capital restoration plan to the OTS, prescribed restrictions on dividends, management fees, asset growth, branching and other matters and established increased capital levels for the Bank. The Bank is currently in compliance with the provisions of the directive. The Bank entered into a Supervisory Agreement with the OTS effective as of June 17, 1996. The Supervisory Agreement provides for the Bank to increase its core capital position to 6% by December 31, 1996 and to a level of 7% no later than June 30, 1997. The 6% requirement at December 31, 1996 was subsequently waived by the OTS in November 1996. To comply with certain other terms of the Supervisory Agreement, the Board of Directors of the Bank appointed outside directors to the Bank's Asset/Liability and Investment Committee, revised its business and capital plan and reports quarterly on variances of actual results to budgeted projections.

    REGULATION OF THE COMPANY. The Company, as a unitary thrift holding company, is a savings and loan holding company within the meaning of HOLA. As such, the Company is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-thrift subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

    Except under limited circumstances, thrift holding companies are prohibited from acquiring, without prior approval of the OTS, control of any other savings institutions or thrift holding company or substantially all the assets thereof or more than five percent of the voting shares of a thrift institution or holding company thereof which is not a subsidiary. In evaluating an application by a holding company to acquire a thrift association, the OTS must consider the financial and managerial resources and future prospects of the company and thrift association involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors. Acquisitions which result in a thrift holding company controlling thrift associations in more than one state are generally prohibited except in supervisory transactions involving failing savings associations or based on specific state authorization to permit such acquisitions.

    Federal law also requires OTS approval prior to any change of control of the Company or the Bank. Under OTS regulations, "control" is presumed to exist if an individual or company acquires more than twenty-five percent of any class of voting stock of a thrift association or holding company.
Control is also presumed to exist, subject to being rebutted, if a person acquires more than ten percent of any class of voting stock (or more than twenty-five percent of any class of non-voting stock) and is subject to any of several control factors, including, among other matters, the relative ownership position of a person, the existence of control agreements and other factors.

    As a unitary thrift holding company, the Company generally will not be restricted under existing laws to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. Upon any non-supervisory acquisition by the Company of another thrift or savings bank that meets the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, the Company would become a multiple thrift holding company and would be subject to limitations on the types of business activities in which it could engage. HOLA generally limits the activities of a multiple thrift holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

    A thrift association or a thrift holding company is required to give 30 days prior written notice to the OTS of any proposed appointment of a director or senior executive officer if the institution has been chartered less than two years, has undergone a change in control within the preceding two years, or is not in compliance with the minimum capital requirements or otherwise is in a troubled condition. The OTS then has the opportunity to disapprove any such appointment.

    Transactions between the Bank and the Company and its other subsidiaries are subject to various conditions and limitations. The Bank will be required to give 30 days written notice to the OTS prior to any declaration of the payment of any dividends or other capital distributions to the Company.

    FEDERAL SECURITIES LAW. The stock of the Company is registered with the Commission under the Exchange Act ("Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Commission under the Exchange Act.

    Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Bank may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

    INSURANCE OF ACCOUNTS AND REGULATIONS BY THE FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against thrift associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

    Federal law also required the FDIC to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the FDIC adopted a transitional risk-based assessment system, effective January 1, 1993, under which all insured thrift institutions are placed into one of nine categories and assessed insurance premiums, ranging from .0% to .27% of deposits, based upon their level of capital and supervisory evaluation. The permanent system, adopted in June 1993 and effective January 1, 1994, continued the risk classification system established under the transitional rule. Under the system institutions classified as well capitalized [i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%]and considered healthy would pay the lowest premiums while institutions that are less than adequately capitalized (i.e., core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

    The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. In addition, under the FDICIA, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury for any other reason deemed necessary by the FDIC.

    As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. The FDIC's premium schedule provides a charge on deposits so that well-capitalized and healthy banks will pay the lowest premiums.

    On September 30, 1996, EGRPRA was passed. The EGRPRA contains a comprehensive approach to recapitalize the SAIF and assure payment of the FICO obligations. A key provision of Subtitle G of EGRPRA imposed a special assessment on SAIF assessable deposits held in the Bank as of March 31, 1995. The "Special SAIF Assessment Statement" received by the Bank was for $761,686, which represented a charge of .006570 on an Assessment Deposit Base of $115,933,923 as of March 31, 1995. This charge was accrued by the Bank as an Insurance Fund Expense in the third quarter ending September 30, 1996.
The charge was paid November 27, 1996.

    Other key provisions of SAIF/FICO reform are summarized as follows:

    - The FICO obligation is to be shared by the SAIF and BIF insured institutions beginning January 1, 1997;
    - The BIF and SAIF are to be merged into a new DIF effective January 1, 1999, if saving associations do not exist;
    -    Creation of SAIF Special Reserve;
    -    Refund of amounts in DIF in excess of Designated Reserve Amount;
    -    Assessment Rates for SAIF members may not be less than Assessment
         Rates for BIF members;
    - Assessments authorized only if needed to maintain the reserve ratio of the Deposit Insurance Fund;
    - The Secretary of Treasury is to report to Congress by March 31, 1997 on issues relevant to a common depository institution charter;
    - The Special Assessments may be deducted as a trade or business expense in the year paid.

    In addition, the law significantly expands the authority of the Bank to make consumer and commercial loans. The primary changes are as follows:

    - To permit credit card loans to count as qualified thrift investments without QTL limits;
    -    To permit education loans to be made without QTL limits;
    - To increase the current 10% of asset limit to 20% on a commercial loans;
    - To expand other consumer loans (excluding credit card and education loans) QTL limits from 10% to 20%;
    - To expand interstate branching if QTL test is met and if a state thrift from the federal thrift's home state could branch into that other state.

    REGULATORY CAPITAL REQUIREMENTS. Federally insured thrift associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such thrift associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

    The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital.

    The OTS regulations establish special capitalization requirements for thrift associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for generally accepted accounting principles ("GAAP") purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital, with a five-year transition period beginning on July 1, 1990, for investments made before April 12, 1989.

At December 31, 1996, the Bank had tangible capital of $5,295,531 or 4.95% of adjusted total assets, which was $3,689,970 above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

    The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a thrift association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1996, the Bank had no intangibles which were subject to these tests.

    As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those thrift associations rated as a composite one (the highest rating) under their rating system will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other thrift associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual thrift association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Bank.

    At December 31, 1996, the Bank had core capital equal to $5,295,531 or 4.95% of adjusted total assets, which was $2,084,410 above the minimum leverage ratio requirement of 3% as in effect on that date.

    The OTS risk-based requirement requires thrift associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a thrift association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, the Bank had no capital instruments that qualify as supplementary capital. In addition, general loss reserves at that date were less than 1.25% of risk-weighted assets.

    Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investment (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 1996.

    In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

    At December 31, 1996, the Bank had risk-based capital of $5,724,772 or 13.47% of risk-weighted assets. This amount was $2,323,572 above the 8% requirement in effect on that date.

    The OTS has adopted a final rule that requires every thrift association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a thrift association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. Any thrift association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. The first time thrift institutions will be required to incorporate interest rate risk into their risk-based capital calculations is undetermined for regulatory reporting purposes. Based upon financial data as of December 31, 1996, management believes that compliance with the new interest rate risk measure will not have a material impact on the Bank's risk-based capital position.

    The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against thrift associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

    As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that is will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

    Any thrift association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions. These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a thrift association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

    Any undercapitalized association is also subject to other possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease-and-desist order, civil money penalties, the establishment of restrictions on all aspects of the Bank's operations or the appointment of a receiver or conservator or a forced merger into another institution.

    If the OTS determines that an association is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice, it is authorized to reclassify a well-capitalized association as an adequately capitalized association and if the association is adequately capitalized, to impose the restrictions applicable to an undercapitalized association. If the association is undercapitalized, the OTS is authorized to impose the restrictions applicable to a significantly undercapitalized association.

    The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Company's operations and profitability. The Company's shareholders do not have preemptive rights, and therefore, if the Bank is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Bank.

    LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. OTS regulations impose various restrictions on thrift associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a thrift association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

    Generally, thrift associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

    Thrift associations proposing to make any capital distributions need only submit written notice to the OTS 30 days prior to such distribution. Thrift associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30 day period notice based on safety and soundness concerns.

    The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a thrift association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Thrift associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A thrift association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

    LIQUIDITY. All thrift associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all thrift associations. At the present time, the minimum liquid asset ratio is 5%.

    In addition, short-term liquid assets (i.e., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1996, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 19.27% and short-term liquid assets ratio of 2.84%.

    ACCOUNTING. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a thrift association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with this policy statement.

    The OTS had adopted an amendment to its accounting regulations to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. Such regulations may result in reporting transactions in a manner that is more stringent than may be required by GAAP.

    QUALIFIED THRIFT LENDER TEST. All thrift associations, including the Bank, are required to meet a QTL test to avoid certain restrictions on their operations. The HOLA sets specific limits on the types and amounts of loans that federal thrift associations may make. Prior to the enactment of EGRPRA, commercial, corporate, business, or agricultural loans were limited in the aggregate to 10% of a thrift's assets; education loans were limited to 5% of a thrift's assets; and, in general, qualified thrift investments (I.E., housing related investments) had to equal 65% of the thrift's portfolio assets for the thrift to be deemed a QTL. EGRPRA amended the HOLA to provide that a federal thrift association is a QTL if it qualifies as a domestic building and loan association as defined by the Internal Revenue Code or meets the QTL test outlined in the HOLA. The amendment further permits federal thrift associations to invest in, sell or otherwise deal in education and credit card loans without limitation, and raises from 10 to 20% of total assets the aggregate amount of commercial, corporate, business, or agricultural loans or investments that may be made by a thrift but requires that amounts in excess of 10% of total assets must be used only for small business loans. In addition, "qualified thrift investment" is defined to include, without limit, education, small business, and credit card loans; and removes the 10% limit on personal, family or household loans for purposes of the QTL test. At December 31, 1996, the Bank met the QTL test and has always met the test since its inception.

    Any thrift association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. Requalification as a QTL is restricted to one time only. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF.
If an association that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a thrift association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

    COMMUNITY REINVESTMENT ACT. Under the CRA, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. The most recent CRA examination as of September 30, 1996 classified the Bank as satisfactory.

    The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community.

    TRANSACTIONS WITH AFFILIATES. Generally, transactions between a thrift association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates.
In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a thrift association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of thrift associations as affiliates on a case-by-case basis.

    Certain transactions with directors, officers of controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals. At December 31, 1996, loans to directors and officers of the Bank were $315,605.

    FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas which is one of 12 regional FHLBs that administer the home financing credit function of thrift associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

    Under federal law, the FHLBs are required to provide funds for the resolution of troubled thrift associations and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas. At December 31, 1996, the Bank had $1,572,334 in FHLB stock, which was in compliance with this requirement. The Bank has received dividends on its FHLB stock, which have averaged 4.86% over the past five calendar years and were 6.04% for calendar year 1996.

    For the year ended December 31, 1996, stock and cash dividends paid by the FHLB of Dallas to the Bank totaled $89,110 which constitutes a $2,825 decrease from the amount of dividends received in fiscal year 1995. The $22,747 dividend received for the quarter ended December 1996 reflects an annualized rate of 5.85% or .63% below the rate for calendar 1995.

    WRITTEN AGREEMENTS WITH OTS.   In 1992, the Bank was deemed to be
undercapitalized by the OTS and agreed to the issuance in July 1993 of a Prompt Corrective Action Directive ("APCAD"), which was amended in August 1994. The APCAD required the Bank to submit a capital restoration plan to the OTS, prescribed restrictions on dividends, management fees, asset growth, branching and other matters and established unreserved capital levels for the
Bank.  The Bank is currently in compliance with the APCAD.   The following
table represents the Bank's capital ratios and the APCAD requirements as of December 31, 1996.

                                                      Actual
                                        APCAD      December 31,
                                      required        1996          Excess
                                      --------     ------------     ------
Core capital.........................   4.0%           4.95%          .95%
Leverage ratio capital...............   4.0            4.95           .95
Risk-based capital...................   8.0           13.47          5.47

However, the OTS has sole discretion as to if and when the APCAD will be removed.

    Effective as of June 17, 1996, the Board of Directors of the Bank and the OTS signed a Supervisory Agreement which states that it is of mutual benefit for the Bank to do the following:

    1.   Complete and submit a revised business and capital plan which will:
         a.   Increase core capital to 6% as of December 31, 1996,
         b.   Increase core capital to 7% as of June 30, 1997.
    2. Create an asset/liability and investment committee of the Board to oversee and review pricing activities, investment selection and interest rate risk.
    3. Report quarterly on the Bank's operating results and explain variances of actual results to budgeted projections.

This agreement may be suspended in part or in whole by the OTS Regional Director. In November 1996, the OTS waived the 6% core capital requirement contained in the Supervisory Agreement. However, the June 30, 1997 core capital requirement of 7% is still applicable. The Company estimates that between $2 million and $2.5 million of proceeds from a rights offering and supplemental offering, discussed below, will be needed to achieve the June 30, 1997 core capital requirement of 7%.

    Beginning in December 1996, the Company offered to the then existing stockholders of the Company subscription rights for the issuance of 732,198 shares of the Company's common stock. The subscription price was $5.25 per share. Holders of the subscription rights were able to exercise their subscription rights until the expiration date on February 14, 1997. An aggregate of 286,054 shares of the 732,198 shares of common stock were subscribed which amounted to $1,501,783. The proceeds of the offering, while meeting the minimum subscription requirement of $1,500,000 outlined in the offering, are not sufficient to meet the June 30, 1997 core capital requirement. The Company estimates that an additional $800,000 will be needed to meet such requirement. The remaining 446,144 shares are now being offered to other investors at the same subscription price of $5.25 per share. The supplemental offering of the remaining shares will expire on March 19, 1997 unless it is extended by the Company. Management is currently unable to determine how many shares, if any, will be sold to other investors prior to the expiration of the supplemental offering.

    REGULATORY ENVIRONMENT FOR 1997. It is anticipated that in 1997 the regulator agendas will continue to focus on three major areas: regulatory compliance, financial management, and cost control.

    The major issues to be reviewed in each of these areas are as follows:

    - REGULATORY COMPLIANCE. Regulatory compliance should focus on four main areas:
      - - Risk management in all areas of banking with specific attention to compliance and fair lending.
      - - Nondeposit investment products sold only by broker-dealers or properly licensed registered representatives and proper disclosures or no FDIC insurance of these products.
      - -  Enhancement of individual financial privacy as it relates to new home banking, interest banking and smart card usage products.
      - -  Expansion of goals geared to establish know-your-customer policy to prevent fraud, protect safety and soundness of the institution, and protect name and reputation of the Bank.

    - FINANCIAL MANAGEMENT. Regulations governing investment securities are scheduled for review by the regulatory agencies. Regulators also may finalize proposals for measuring interest rate risk for risk-based capital purposes. The Financial Accounting Standards Board ("FASB") is likely to take further action in the area of market valuation, as well as in the areas of financial statement disclosures, and accounting for derivatives and hedging activities. Banks' use of simple gap models for asset/liability management may be reviewed again by regulators. Falling rates may adversely affect any concentrated investment by banks in mortgage-backed securities.

    - COST CONTROL. Reengineering of retail delivery systems, focus on the customer, customer and product profitability models, and a new emphasis on the internal audit function all should get attention during 1997.

    In addition, the Federal Reserve and the Office of Comptroller of the Currency issued new risk management guidelines, which they began using in 1996 as part of a new rating system for the banks they examine. The FDIC informally has been following a similar approach of managing bank risk for some time now.

    The federal banking agencies' new management guidelines measure a bank's control of six different types of risks:

    - Credit risk                 - Operational risk
    - Market risk                 - Legal risk
    - Liquidity risk              - Reputation risk

According to the new guidelines, effective control of each of these must include:

- Active board and senior management oversight
- Adequate policies, procedures, and limits
- Adequate risk measurement, monitoring, and management information systems
- Comprehensive internal controls

    This new approach for examiners incorporates all-inclusive measurement guidelines of the risks associated with managing a bank, and they represent a major shift in regulatory risk assessment: from activities (i.e., commercial loans, investing in mortgage-backed securities, etc.) to risk exposures.
This shift might result in many changes in examination procedures and bank evaluation standards.

    It is also anticipated that much legislative time will be devoted to the issues of changing the Glass-Stegall Act and Bank Holding Company Act to permit common ownership of commercial banks, securities firms and insurance companies.


FEDERAL AND STATE TAXATION

    FEDERAL TAXATION. Thrift institutions are subject to provisions of the Internal Revenue Code ("Code") in the same general manner as other corporations. However, institutions such as the Bank, which meet certain definitional tests and other conditions prescribed by the Code, will receive benefits with favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deductions, loans are separated into "qualifying real property loans", which generally are loans secured by certain interests in real property, and "non-qualifying loans", which are all other loans. The bad debt reserve deduction with respect to non-qualifying real property loans may be based upon actual loss experience or a percentage of taxable income before such deduction.

    The Company, which files a consolidated federal income tax return with the Bank on a calendar year basis, has elected to use the bad debt deduction method which results in the greatest deduction for federal income tax purposes.

    Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as 8% of taxable income with certain adjustments. However, due to the decrease in the maximum corporate tax rate under the 1986 Act (discussed below), the effective tax rate for the Bank was not changed materially. Under prior law, no deduction based on percentage of taxable income is allowed if less than 60% of total dollar amount of the assets of the institution falls within certain categories. As of December 31, 1996, the Bank's total assets qualified the Bank to take the maximum allowable bad debt deduction.

Furthermore, the deduction under the percentage of taxable income method is available only to the extent that the accumulated bad debt reserve for losses on qualifying real property loans does not exceed 6% of such loans at year end. This limitation is not expected to restrict the Bank from making the maximum addition to its bad debt reserve.

    The bad debt deduction under the percentage of taxable income method is limited to the amount which, when added to the bad debt reserve for losses on non-qualifying loans, equals the amount by which 12% of total deposits or withdrawable accounts of depositors at year end exceeds the sum of the surplus, undivided profits and reserves at the beginning of the year. It is not expected that this limitation will restrict the Bank from making the maximum addition to its bad debt reserve. The deduction under the percentage of taxable income method has also historically been reduced by all or a portion of the addition to the reserve for losses on non-qualifying loans. Under the 1986 Act, the deduction under the percentage of taxable income method has been reduced by all of the additions to the reserve for losses on non-qualifying loans.

    Under the 1986 Act, for taxable years beginning after December 31, 1986, the existing corporate minimum tax was replaced by a corporate alternative minimum tax which is imposed to the extent it exceeds the corporation's regular income tax for the year (as specially adjusted). The alternative minimum tax is imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including the following: (i) 100% of the excess of a thrift institution's bad debt deduction over the amount that would have been allowable on the basis of actual experience; (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) for years beginning 1987, 1988, and 1989, an amount equal to one-half of the amount by which a corporation's "book income" (as specially defined) exceeds its taxable income with certain adjustments, including the addition of preference items (for taxable years commencing after 1989, this preference item was replaced with a new item relating to "adjusted current earnings" as specially computed). In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset for net operating losses is limited to 90% of the alternative minimum taxable income.

    In addition to the changes discussed above, the 1986 Act, among other things, for taxable years beginning after December 31, 1986 (i) required most corporations, including thrift institutions, to utilize the accrual method of accounting for tax purposes; and (ii) disallows a thrift institution's interest expense allocated to certain tax-exempt obligations. The 1986 Act also extends the carryforward period for a thrift's net operating losses incurred in taxable years beginning after 1986 and before 1986 from five to eight years and permits a three-year carryback and a 15-year carryforward for net operating losses incurred in taxable years beginning after 1986. Effective January 1, 1993, the Revenue Reconciliation Act of 1993 changes the maximum corporate income tax rate to 35%.

    Earnings appropriated to the Bank's bad debt reserve and claimed as a tax deduction are not available for payment of cash dividends or for distribution to stockholders (including distributions made on dissolution or liquidation), without payment of federal income taxes on such dividends or distributions by the Bank at the then current tax rates on the amount deemed removed from the bad debt reserve. The amount deemed removed from such reserve and thus treated as income to the Bank would include only the amount actually distributed, but is also increased (subject to certain limitations) by the amount of the tax payable by reason of such distribution.

    The Bank's federal income tax returns have not been examined by the Internal Revenue Service since 1990.

    At December 31, 1996 the Company had remaining net operating loss ("NOL") carryforwards of approximately $6,487,000 for federal income tax purposes which expire in varying amounts through 2010. Section 382 of the Code provides that these tax NOL carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year testing period. Due to the fact that the Company has a tax NOL carryforward, it is required to report changes in ownership of 5% or greater of stockholders annually to the Internal Revenue Service. The statute and applicable Treasury regulations are extremely complex. The Company believes that no change of ownership as defined in applicable Section 382 regulations occurred through the three-year testing period ended December 31, 1996. However, the issuance of the stock contemplated by the supplemental offering described in REGULATION - WRITTEN AGREEMENTS WITH OTS may result in such a change in ownership. If such a change in ownership occurs, the annual use of the tax NOL carryforwards would be subject to an annual limitation.

    STATE TAXATION. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Bank is also subject to an annual franchise tax imposed by the State of Delaware.

    The State of New Mexico has a corporate tax which subjects the Bank's New Mexico taxable income to tax rates ranging from 4.8% to 7.65%. New Mexico taxable income is computed by applying certain modifications to federal taxable income. The principal difference between state and federal taxable income is that interest earned on U.S. government obligations is not taxable for state purposes.

    The Bank's income tax returns have not been audited by state authorities during the past five years.

NEW ACCOUNTING STANDARD

    In June 1996, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which was amended in December 1996. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Bank is required to adopt certain provisions of SFAS No. 125 for the year beginning January 1, 1997 and other provisions of the Statement for the year beginning January 1, 1998. The adoption of the new standard, as amended, is not expected to have a material impact on the Bank's financial position or results of operations.

COMPETITION

    The Bank's primary service area, which presently represents the principal operating activities of the Company, includes the New Mexico counties of Bernalillo, Cibola, Curry, De Baca, Los Alamos, Roosevelt, Sandoval, Santa Fe, Torrance, Valencia, and the Texas counties of Parmer and Bailey The Bank attracts all of its deposits and loans through its branch offices and loan production office, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other thrift institutions and commercial banks located in the same communities as well as brokerage firms and insurance companies.

EMPLOYEES

    As of December 31, 1996, the Bank had 55 full-time and 13 peak-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.       DESCRIPTION OF PROPERTY

    The Company's principal asset is the common stock of the Bank.

    The following table sets forth information relating to each of the Bank's current offices. Net book value and total investment figures are for land, building, furniture and fixtures.
                                         Net book value at  Branch deposits at
         Location          Date acquired December 31, 1996  December 31, 1996
-------------------------- ------------- -----------------  ------------------
MAIN OFFICE:
806 Pile Street                 1966          $921,219         $50,723,898
Clovis, New Mexico

BRANCH OFFICES:
Prince and Parkland Streets     1978           284,915          13,889,078
Clovis, New Mexico

400 West First Street           1982           682,066          33,551,025
Portales, New Mexico

LOAN PRODUCTION OFFICE:
4061 Ridgerock Road, Suite C    1996            36,205         Not applicable
Rio Rancho, New Mexico

    The book value of the Bank's investment in land, premises and equipment, less accumulated depreciation, totaled $1,924,405 at December 31, 1996.

ITEM 3.       LEGAL PROCEEDINGS

    In the normal course of business, the Bank is involved in litigation which, in the Bank's opinion, will not have a material effect on the Bank. The following is a discussion of additional litigation involving the Bank.

    On February 1, 1996, an Order of Dismissal was entered by the court with respect to a certain derivative lawsuit ("Derivative Lawsuit") which had been filed on May 19, 1994 and amended on November 2, 1994. The Derivative Lawsuit was filed by two stockholders, one of whom was a former director of the Bank, alleging a number of intentional and negligent acts and omissions in the management of the Bank which allegedly resulted in damages and losses suffered by the Bank. The court dismissed, with prejudice, all claims against all defendants, except a former president, who was also chief executive officer and a director (the "Former President") of the Bank. A dismissal with prejudice means that the charges cannot be refiled. The court also ordered plaintiffs to pay reasonable expenses, including attorney's fees, to the Bank's former independent auditors. A notice of appeal was filed by the plaintiff. The Bank cannot currently predict the outcome of the appeal.

    If final judgment in their favor is received in the Derivative Lawsuit, certain of the current and former director defendants may make demand on the Bank for indemnification of their legal expenses pursuant to OTS regulations. The disinterested members of the Bank's Board of Directors must approve said indemnification and give 60 days notice to the OTS of the Bank's intention to make such indemnification. No such indemnification shall be made if the OTS advises the Bank in writing, within the 60 day notice period, of its objection thereof. Currently, no demand for indemnification has been made by any of the current defendants.

    With respect to the Former President, the court dismissed the claims in the Derivative Lawsuit without prejudice in order to allow the Bank to pursue such claims in Federal Court. In May 1995, the Bank filed a lawsuit against the Former President in the United States District Court for the District of New Mexico. In the lawsuit, the Bank asserts that the defendant engaged in fraudulent conduct and breached his duties of loyalty and care to the Bank, all of which resulted in losses and damages to the Bank. The Bank is seeking recovery of damages from the defendant in excess of $2.8 million, plus interest and punitive damages. The Bank's lawsuit against the Former President is scheduled for trial in March 1997. Legal fees to date with respect to the Bank's lawsuit against the Former President have been accrued and paid. The Company does not anticipate that any future legal fees and expenses with respect to this lawsuit will materially adversely affect its financial condition or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At a special meeting of the stockholders of the Bank on October 28, 1996, an agreement and plan of reorganization by and between the Bank and the Company, a newly-formed unitary thrift holding company was approved whereby the Bank became a wholly-owned subsidiary of the Company under a stock-for-stock exchange. The number of affirmative and negative votes cast for the agreement were 450,041.7 and 24,447, respectively, while the number of abstentions was 3,624.

                                       PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock of the Bank was traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol "FSBC," and the Common Stock of the Company is traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol "AABC". As of March 3, 1997, the Company had 1,020,652 shares of common stock outstanding and 444 holders of record.

    The following table sets forth the high and low sales prices of the Common Stock of the Company and the Common Stock of the Bank prior to the formation of the Company as a unitary thrift holding company as quoted on the NASDAQ Small Cap Market.

                                               Price range
                                       --------------------------
                                                         Dividends
                                        High       Low   per share
                                       ------    ------- ---------
1995
    First Quarter                      $  4.44   $  4.00     --
    Second Quarter                     $  5.75   $  4.25     --
    Third Quarter                      $  5.75   $  5.25     --
    Fourth Quarter                     $  7.00   $  5.75     --

1996
    First Quarter                      $  7.25   $  6.00     --
    Second Quarter                     $  7.00   $  5.50     --
    Third Quarter                      $  6.00   $  5.25     --
    Fourth Quarter                     $  6.00   $  5.50     --

    For a foreseeable period of time, the principal source of cash revenues to the Company will be dividends paid by the Bank with respect to the Bank's common stock. There are certain statutory and regulatory limitations on the payment of such dividends (and other capital distributions) including OTS regulatory capital requirements. In some cases, the OTS may prohibit a dividend payment that meets these requirements on the basis that such a distribution would be an unsafe or unsound practice. Furthermore, the Bank may not pay a dividend if it will cause the institution to become "undercapitalized."

    The Bank is subject to an OTS Supervisory Agreement effective as of June 17, 1996 which requires, among other things, that the Bank increase its capital. This agreement will inhibit the payment of dividends by the Bank for the foreseeable future.

    The Bank is required to give the OTS thirty days prior notice of the proposed declaration by its directors of any dividend. Any such dividend declared within the thirty day period or without giving such notice shall be invalid and shall confer no rights or benefits on the Company as the sole stockholder of the Bank.

    Under the Federal Deposit Insurance Act, an insured bank is prohibited from paying dividends on its capital stock while in default in the payment of any assessment due to the FDIC except in those cases where the amount of the assessment is in dispute and the insured bank has deposited satisfactory security. The Bank is not in default in the payment of any such assessment.

    The Bank last paid a stock dividend in 1989 and a cash dividend in 1988. The Company's Board of Directors does not currently intend to declare any cash dividends at any time in the foreseeable future.

    At a special meeting of the stockholders of the Bank on October 18, 1996, an agreement and plan of reorganization by and between the Bank and the Company was approved whereby the Bank became a wholly-owned subsidiary of the Company under a stock for stock exchange with the existing stockholders of the Bank. The 732,198 outstanding shares of Bank Common Stock were exchanged for an equal number of shares of Company Common Stock effective on October 21, 1996. The shares of Company Common Stock were not registered under the Securities Act of 1933 in reliance on the Section 3(a)(12) exemption thereunder relating to the formation of a thrift holding company under specified conditions.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

    The Company became the unitary thrift holding company for the Bank as a result of the consummation of an Agreement and Plan of Reorganization and related Plan of Merger on October 21, 1996 (the "Merger"). The Company did not have any material assets prior to the Merger. Following the Merger, the Company's consolidated statement of financial condition and statement of operations are not materially different from the Bank's statement of financial condition and statement of operations. The Company is the successor registrant to the Bank under the Securities Act of 1933. The following table sets forth selected consolidated historical financial and operating data for the Company as of an for the each of the five fiscal years ended December 31, 1996 and has been derived from and should be read in conjunction with the audited consolidated financial statements of the Company. The following summary financial information is qualified in its entirety by and should be read in conjunction with the detailed information and financial statements of the Company, including the notes thereto, which information as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, are included in this Form 10-KSB.

                                              For the years ended December 31
SELECTED CONSOLIDATED OPERATING    -----------------------------------------------------
 DATA:                               1996        1995        1994      1993       1992
                                   --------    --------   --------   --------   --------
                                        (Dollars In Thousands Except Per Share Data)
Income statement data:
    Interest income                $  7,473    $  8,417   $  7,888   $  8,538   $ 10,608
    Interest expense                  4,717       5,423      4,563      4,943      6,821
                                   --------    --------   --------   --------   --------
    Net interest income before
     provision for loan losses        2,756       2,994      3,325      3,595      3,787
    Provision for loan losses            14         (15)         4         21        386
                                   --------    --------   --------   --------   --------
Net interest income after provision
 for loan losses                      2,742       3,009      3,321      3,574      3,401
    Net gain (loss) on mortgage
     loans held-for-sale                141         118        (19)       331        254
    Net gain (loss) on sale of
     securities                          --          --          5        258       (124)
    Real estate operations, net         (43)        (58)      (273)      (616)    (1,196)
    Other income, net                   664         716        752        744        950
    Other expenses                   (4,238)     (3,371)    (3,635)    (3,677)    (3,417)
                                   --------    --------   --------   --------   --------
Income (loss) before income taxes      (734)        414        151        614       (132)
    Income tax expense (benefit)         --          --       (189)        --         --
                                   --------    --------   --------   --------   --------
Net income (loss)                  $   (734)   $    414   $    340   $    614   $   (132)
                                   --------    --------   --------   --------   --------
                                   --------    --------   --------   --------   --------
Per share data:
    Weighed average common
     shares outstanding             710,404     695,698    695,698    695,698    695,698
    Net income (loss) per
     common share                  $  (1.03)   $   0.59   $   0.49   $   0.88   $  (0.19)
                                   --------    --------   --------   --------   --------
                                   --------    --------   --------   --------   --------

                                                        December 31
SELECTED CONSOLIDATED FINANCIAL    ------------------------------------------------------
 CONDITIONS DATA:                    1996        1995        1994       1993       1992
                                   --------    --------   --------    --------   --------
                                                   (Dollars In Thousands)

Loans receivable, net              $ 45,596    $ 34,332   $ 35,670   $ 36,980   $ 45,027
Loans held-for-sale                     564         862        671      4,861      4,136
Mortgage-backed securities, net          --          --         --         --     57,511
Investment securities                    --          --         --         --      9,384
Securities held-to-maturity          29,113      36,404     77,505     65,909         --
Securities available-for-sale        23,640      33,090      2,980     10,722         --
Real estate owned, net                   86         114        421      2,967      5,669
Total assets                        106,853     116,966    125,709    136,338    139,109
Deposits                             98,164     110,633    112,773    130,690    133,639
Borrowings                            3,000          --      7,400        --          --
Net unrealized depreciation on
 available-for-sale securities,
 net                                   (199)       (204)      (363)       (28)        --
Stockholders' equity                  5,086       5,620      5,048      5,043      4,458

                                   (Continued)

SELECTED FINANCIAL RATIOS AND
 OTHER DATA:                               1996      1995      1994     1993     1992
                                         -------    ------    ------   ------   ------
PERFORMANCE RATIOS:
    Return on assets (ratio of net
     income/(loss) to average total
     assets)                              (0.66)%    0.34%     0.26%    0.45%   (0.09)%
    Interest rate spread information:
       Average during period               2.43      2.45      2.62     2.89     3.07
       End of period                       2.68      2.13      2.42     2.88     3.56
    Net interest margin (1)                2.54      2.54      2.64     2.83     2.88
    Ratio of operating expense to
     average total assets                  3.83      2.83      2.98     3.12     3.25
    Return on equity (ratio of net
     income/(loss) to average equity)    (13.70)     7.75      6.73    12.93    (2.92)

QUALITY RATIOS:
    Non-performing assets to total
     assets at end of year                 1.60%     1.44%     2.98%    4.54%    6.93%
    Allowance for loan losses to
     non-performing loans                 25.07     25.36     12.29     8.22     5.55
    Allowance for loan losses to
     total loans                           0.94      1.25      1.29     1.38     1.19

CAPITAL RATIOS:
    Equity to total assets at the
     end of year                           4.76%     4.81%     4.02%    3.70%    3.20%
    Average equity to average assets       4.78      4.40      3.85     3.45     3.18
    Ratio of average interest-earning
     assets to average interest-bearing
     liabilities                         102.55    101.99    100.66    98.29    95.96

(1) Net interest income divided by average interest earning assets

GENERAL

    The Company is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of the Bank. The Bank is a federally chartered stock savings bank conducting business from three banking locations in Clovis and Portales, New Mexico and a loan production office in Rio Rancho, New Mexico. The Bank has a wholly-owned subsidiary, FEDCO, which is currently inactive.

    The Bank is principally engaged in the business of attracting retail deposits from the general public and investing those funds in first mortgage loans in owner occupied, single-family residential loans and mortgage-backed securities. To a lesser extent, the Bank originates residential construction loans and commercial real estate loans. The Bank also originates consumer loans, including loans for the purchase of automobiles and home improvement loans, and commercial loans including SBA loans.

    The most significant outside factors influencing the operations of the Bank and other financial institutions include general economic conditions, competition in the local market place and the related monetary and fiscal policies of agencies that regulate financial institutions. More specifically, the cost of funds, primarily consisting of deposits, is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate financing and other types of loans, which in turn is affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability.

    Beginning in 1994, the nation's economy experienced an increasing interest rate environment. After several years of declining interest rates, rates increased drastically during 1994 and the first part of 1995. The Bank experienced a stable interest rate environment in 1996 while adjustable rate assets repriced on a delayed basis. The net interest yield, or net interest income as a percentage of average earning assets, has increased during 1996. A higher volume of permanent single family lending activity has occurred as a result of the stabilized interest rate environment. The Bank has also been able to generate new sources of commercial and single family construction lending, consumer lending and commercial real estate lending to compliment the volume of permanent single family lending. The Bank reduced its Real Estate Owned levels by approximately $2.5 million during 1994 and an additional $307,000 in 1995, allowing the institution to increase its earning assets.

REGULATORY MATTERS

    In 1992, the Bank was deemed to be undercapitalized by the OTS and agreed to the issuance in July 1993 of a APCAD, which was amended in August 1994. The APCAD required the Bank to submit a capital restoration plan to the OTS, prescribed restrictions on dividends, management fees, asset growth, branching and other matters and established unreserved capital levels for the Bank. The Bank is currently in compliance with the APCAD. The following table represents the Bank's capital ratios and the APCAD requirements as of December 31, 1996.

                                                     Actual
                                        APCAD     December 31,
                                       required       1996        Excess
                                       --------   ------------    ------
Core capital . . . . . . . . . . . .     4.0%         4.95%         .95%
Leverage ratio capital . . . . . . .     4.0          4.95          .95
Risk-based capital . . . . . . . . .     8.0         13.47         5.47

However, the OTS has sole discretion as to if and when the APCAD will be removed.

    Effective as of June 17, 1996, the Board of Directors of the Bank and the OTS signed a Supervisory Agreement which states that it is of mutual benefit for the Bank to do the following:

    1.   Complete and submit a revised business and capital plan which will:
         a.   Increase core capital to 6% as of December 31, 1996,
         b.   Increase core capital to 7% as of June 30, 1997.
    2. Create an asset/liability and investment committee of the Board to oversee and review pricing activities, investment selection and interest rate risk.
    3. Report quarterly on the Bank's operating results and explain variances of actual results to budgeted projections.

This agreement may be suspended in part or in whole by the OTS Regional Director. In November 1996, the OTS waived the 6% core capital requirement contained in the Supervisory Agreement. However, the June 30, 1997 core capital requirement of 7% is still applicable. The Company estimates that between $2 million and $2.5 million of proceeds from a rights offering and supplemental offering, discussed below, will be needed to achieve the June 30, 1997 core capital requirement of 7%.

    Management's intent is to raise additional capital through the net proceeds of a subscription offering it undertook between December 26, 1996 and February 14, 1997 and a supplemental subscription offering it is currently undertaking. Beginning in December 1996, the Company offered to the then existing stockholders of the Company subscription rights for the issuance of 732,198 shares of the Company's common stock. The subscription price was $5.25 per share. Holders of the subscription rights were able to exercise their subscription rights until the expiration date on February 14, 1997. An aggregate of 286,054 shares of the 732,198 shares of common stock were subscribed which amounted to $1,501,783. The proceeds of the offering, while meeting the minimum subscription requirement of $1,500,000 outlined in the offering, are not sufficient to meet the June 30, 1997 core capital requirement. The Company estimates that an additional $800,000 will be needed to meet such requirement. The remaining 446,144 shares are now being offered to other investors at the same subscription price of $5.25 per share. The supplemental offering of the remaining shares will expire on March 19, 1997 unless it is extended by the Company. Management is currently unable to determine how many shares, if any, will be sold to other investors prior to the expiration of the supplemental offering.

RESULTS OF OPERATIONS

    Operating results are impacted by many factors, the most important factor being the interest spread between the yield on loans and investments and the cost of funds. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                                  Year ended December 31,
                                                                  (Dollars in Thousands)
                                 ----------------------------------------------------------------------------------------
                                              1996                          1995                          1994
                                 ----------------------------------------------------------------------------------------
                                  Average   Interest            Average   Interest             Average   Interest
                                outstanding  earned/  Yield/  outstanding  earned/   Yield/  outstanding  earned/  Yield/
                                  balance     paid     rate     balance     paid      rate     balance     paid     rate
                                 ----------------------------------------------------------------------------------------
Interest-earning assets:
    Loans receivable (1)         $ 40,095  $ 3,477     8.67%   $ 36,856  $ 3,643      9.88%  $ 39,271   $  3,176    8.09%
    Mortgage-backed securities     59,161    3,434     5.80      69,759    4,060      5.82     77,288      4,219    5.46
Investment securities               5,028      293     5.83       8,185      516      6.30      6,208        359    5.78
Other interest-earning assets       4,193      269     6.42       3,119      198      6.35      3,059        134    4.38
                                 --------  -------    ------   --------  -------     ------  --------   --------    -----
       Total interest-earning
        assets (1)               $108,477  $ 7,473     6.89%   $117,919  $ 8,417      7.14%  $125,826   $  7,888    6.27%
                                 --------  -------    ------   --------  -------     ------  --------   --------    ------
                                 --------  -------    ------   --------  -------     ------  --------   --------    ------
Interest-bearing liabilities:
    Savings deposits             $105,319  $ 4,692     4.46%   $114,315  $ 5,343      4.67%  $119,967   $  4,315    3.60%
    Federal Home Loan Bank
     advances                         459       25     5.47       1,305       80      6.13      5,038        248    4.92
                                 --------  -------    ------   --------  -------     ------  --------   --------    ------
       Total interest-bearing
        liabilities              $105,778  $ 4,717     4.46%   $115,620  $ 5,423      4.69%  $125,005   $  4,563    3.65%
                                 --------  -------    ------   --------  -------     ------  --------   --------    -----
                                 --------  -------    ------   --------  -------     ------  --------   --------    -----
Net interest income                        $ 2,756                       $ 2,994                        $  3,325
                                           -------                       -------                        --------
                                           -------                       -------                        --------
Net interest rate spread                               2.43%                          2.45%                         2.62%
                                                       -----                          -----                         -----
                                                       -----                          -----                         -----
Net interest-earning assets      $  2,699                      $  2,299                      $   821
                                 --------                      --------                      -------
                                 --------                      --------                      -------
Net yield on average
 interest-earning assets                               2.54%                          2.54%                         2.64%
                                                       -----                          -----                         -----
                                                       -----                          -----                         -----
Average interest-earning
 assets to average interest-
 bearing liabilities                        102.55%                       101.99%                         100.66%
                                            ------                        ------                          ------
                                            ------                        ------                          ------

(1) Calculated net of loans in process

    The following table presents the weighted average yields earned on loans, investments, and other interest-earning assets, and the weighted average rates paid on deposits and borrowings and the resultant interest rate spreads at the dates indicated. Weighted average rates are based on the balances at the end of the period.
                                                  At December 31,
                                             ------------------------
                                             1996      1995      1994
                                             ----      ----      ----
WEIGHTED AVERAGE YIELD ON:
    Loans receivable                         8.59%     8.90%     8.65%
    Mortgage-backed securities               5.84      5.90      5.70
    Investment securities and other
      interest-earning assets                6.24      6.15      6.09
                                             ----      ----      ----
COMBINED WEIGHTED AVERAGE YIELD ON
  INTEREST-EARNING ASSETS                    7.11      6.90      6.62
                                             ----      ----      ----
WEIGHTED AVERAGE RATE PAID ON:
    Savings deposits                         2.50      2.75      3.20
    Transaction accounts                     2.39      3.09      3.48
    CDs                                      5.02      5.39      4.40
    Borrowings                               5.50        --      5.59
                                             ----      ----      ----
COMBINED WEIGHTED AVERAGE RATE PAID
  ON INTEREST-BEARING LIABILITIES            4.34      4.77      4.20
                                             ----      ----      ----

SPREAD                                       2.77%     2.13%     2.42%
                                             ----      ----      ----
                                             ----      ----      ----

    The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher or lower outstanding balances and the volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and
(ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been presented separately.

                                                                  Year ended December 31
                                       -----------------------------------------------------------------------------
                                                    1996 vs 1995                           1995 vs 1994
                                       ------------------------------------    -------------------------------------
                                             Increase (decrease) due to              Increase (decrease) due to
                                       ------------------------------------    -------------------------------------
                                                            Rate/                                   Rate/
                                       Volume     Rate     volume     Total    Volume     Rate     volume     Total
                                       ------    -----     ------     -----    ------    ------    ------     ------
                                                                       (In Thousands)
Interest-earning assets:
    Loan portfolio                      $ 320    $(447)     $(39)     $(166)   $(195)    $  705     $ (43)    $  467
    Investments                          (199)     (39)       15       (223)     114         33        10        157
    Mortgage-backed securities           (617)     (11)        2       (626)    (411)       278       (26)      (159)
    Other interest earning assets          68        2         1         71        3         60         1         64
                                        -----    -----      ----      -----    -----     ------     -----     ------
Total interest-earning assets           $(428)   $(495)     $(21)     $(944)   $(489)    $1,076     $ (58)    $  529
                                        -----    -----      ----      -----    -----     ------     -----     ------
                                        -----    -----      ----      -----    -----     ------     -----     ------
Interest-bearing liabilities:
    Savings deposits                    $(420)   $(250)     $ 19      $(651)   $(203)    $1,288     $ (57)    $1,028
    Federal Home Loan Bank advances       (52)     (10)        7        (55)    (184)        61       (45)      (168)
                                        -----    -----      ----      -----    -----     ------     -----     ------
Total interest-bearing liabilities      $(472)   $(260)     $ 26      $(706)   $(387)    $1,349     $(102)    $  860
                                        -----    -----      ----      -----    -----     ------     -----     ------
                                        -----    -----      ----      -----    -----     ------     -----     ------
Change in net interest income           $  44    $(235)     $(47)     $(238)   $(102)    $ (273)    $  44     $ (331)
                                        -----    -----      ----      -----    -----     ------     -----     ------
                                        -----    -----      ----      -----    -----     ------     -----     ------

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995.

    Net loss for the year ended December 31, 1996 was $734,000 (primarily due to a one time FDIC insurance charge of $762,000, see NONINTEREST EXPENSE) or $1.03 per share, compared to net income of $414,000 or $.59 per share for 1995. The 1996 loss as compared to earnings in 1995 resulted from a decrease in net interest income after provision for loan losses of $267,000 and an increase in noninterest expense of $852,000.

    NET INTEREST INCOME. Net interest income before provision for loan losses is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income before provision for loan losses decreased $238,000 to $2,756,000 for 1996 compared to $2,994,000 in 1995. The decrease primarily is the result of the early recognition in interest income of $365,000 in 1995 and the foregone interest thereon in 1996 resulting from the 1995 pay-off of a previously renegotiated loan. These decreases were offset by a 8.5% decrease in average interest-bearing liabilities.

    PROVISION FOR LOAN LOSSES. Management determines the amount of the allowance for loan loss which covers specific loans as well as estimated losses inherent in the loan portfolio. The level of the allowance is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans. During 1996, the provision for loan losses changed to $14,000 from a negative $15,000 for 1995. The 1996 net provision included an aggregate negative provision of $65,000 recorded in early 1996 resulting from management's determination that the previously recorded allowance for loan losses was excessive at that time given the level of inherent risk in the loan portfolio at that time. As the level of lending increased in 1996, an additional provision of $79,000 was provided. The increased levels of lending encompassed increases in commercial real estate lending, permanent single family residential, consumer and construction lending. As underlying loan portfolios increased, management provided increased levels of loan loss allowances to compensate for the aggregate increase in credit risk.

    NONINTEREST INCOME. Noninterest income was $806,000 in 1996 compared to $833,000 in 1995. The decrease of 3.2% was caused primarily by reduced levels of loans sold into the secondary market in 1996 which caused decreases in loan servicing fees. The decreased levels of servicing fees were partially offset by an increase in gains on loans held-for-sale as a result of management's efforts to more selectively sell loans into the secondary market and achieve higher returns.

    NONINTEREST EXPENSE. Noninterest expense increased $852,000 or 24.8% to $4,281,000 in 1996 compared to $3,429,000 in 1995. Salaries and employee benefits increased $89,000 primarily as a result of the opening of a loan production office in Rio Rancho, New Mexico during the third quarter of 1996. Deposit insurance premiums increased $741,000 due primarily to a one-time charge for the SAIF assessment of $762,000 accrued for the quarter ending September 30, 1996, which was paid in November 1996. Other expenses increased $40,000. The aforementioned increases were partially offset by a $15,000 decrease in real estate operations, net, which is reflective of continuing lower levels of foreclosed real estate.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

    Net income for the year ended December 31, 1995 was $414,000 or $.59 per share, compared to $340,000 or $.49 per share for 1994. The increase in net income resulted from an increase in noninterest income of $95,000 and a decrease in noninterest expenses of $479,000 which were offset by a decrease in net interest income after provision for loan losses of $312,000, despite the early recognition in interest income of $365,000 resulting from the pay-off of a renegotiated loan. In addition, there was a reduced level of income tax benefits of $189,000 in 1994 to none in 1995.

    NET INTEREST INCOME. Net interest income before provision for loan losses decreased $331,000 to $2,994,000 for 1995 compared to $3,325,000 in 1994. The decrease primarily reflects the 28.49% increase in the cost of average interest-bearing liabilities to 4.69% in 1995 compared to 3.65% for 1994. The decline was offset somewhat by the recording of $365,000 in interest income in 1995 which stemmed from the pay-off, prior to maturity, of a renegotiated loan.

    PROVISION FOR LOAN LOSSES. Management determines the amount of the allowance for loan loss which covers specific loans as well as estimated losses inherent in the loan portfolio. The level of the allowance is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans. During 1995, the provision for loan losses was a negative $15,000 which was a reduction of $19,000 from the provision of $4,000 recorded in 1994. The reduction in 1995 was primarily reflective of management's estimate of a lower level of allowance for loan losses necessary as a result of an overall decline in non-performing assets of $3,751,000 at December 31, 1994 to $1,687,000 at December 31, 1995. In addition, the net loan portfolio at December 31, 1995 was $34,332,000 which represented a decline of $1,338,000, or 3.75% from the December 31, 1994 balance of $35,670,000.

    NONINTEREST INCOME. Noninterest income was $833,000 in 1995 compared to $738,000 in 1994. The increase of 12.8% was caused primarily by improvement in the results of loans sold during 1995, net gains of $118,000 as compared to net losses of $19,000 in 1994. The overall improvement was the result of more favorable pricing obtained from the secondary market on loans sold in 1995 which was attributable to more stable interest rates from that experienced in 1994. The increase in other income was also the result of an increase in loan servicing and other fees of $20,000 which was offset by a decline in other income of $55,000.

    NONINTEREST EXPENSE. Noninterest expense decreased $479,000 or 12.26% to $3,429,000 in 1995 compared to $3,908,000 in 1994. Salaries and employee benefits decreased $110,000 primarily as the result of a lower average number of employees maintained throughout 1995. Deposit insurance premiums decreased $45,000 resulting from a reduction of premiums charged by the FDIC due to lower levels of insured deposits. Real estate operations, net decreased $215,000 primarily reflecting a decrease in real estate expenses which was the result of continuing lower levels of foreclosed real estate. Professional fees increased $58,000 due to activities specifically related to the regulatory agreement under which the Bank operates as well as activities related to the certain litigation in which the Bank has been involved with since 1992. Other expenses also declined $136,000 primarily as the result of reductions in office supplies and miscellaneous operating expense.

    PROVISION FOR INCOME TAXES. There was no net provision for income taxes in 1995 as compared to the recognition of an income tax benefit of $189,000 in 1994. The 1994 benefit stemmed from management's estimate of near-term future benefits to the Bank from its net operating loss carryforwards. Those estimates remained unchanged as of the end of 1995 and therefore the underlying net deferred tax asset remained unchanged.

ASSET/LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY

    The Bank attempts to maximize net interest income by achieving a positive interest rate spread that can be sustained during fluctuations in prevailing
interest rates.   Management monitors the mix of earning assets on a
continuous basis in order to react to fluctuating interest rate environments.

    Risk-based capital guidelines and the corresponding asset risk weighting have resulted in an incentive to invest in mortgage-backed and U.S. Agency Securities, particularly those issued by government sponsored entities such as FNMA, GNMA, and FHLMC. In addition, the favorable risk weighting assigned to residential loans provided the incentive to invest in these assets. This asset mix has always been the basis on which the Bank has focused.

    The Bank assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans. These risks are minimized by selling mostly thirty year mortgage loans into the secondary market. These loans generally have longer terms than the short term characteristics and liabilities of customer accounts and borrowed money. During much of 1993 and early 1994, falling interest rates resulted in record prepayment of high yielding loans in mortgage-backed securities and the Bank was unable to reinvest the proceeds in investment instruments with similar yields. The result has been a contraction of interest rates spreads placing pressure on the Bank's net interest income. In order to reach the Bank's desired 4.0% core capital level, management began the reduction of the asset size of the Bank by reducing deposits and FHLB borrowings through cash flows. The Bank was able to payoff FHLB borrowings through cash flows in 1995 and 1996.

    Interest rate sensitivity is the rate at which the Bank's assets and liabilities are subject to repricing at future time periods. Management seeks to effectively manage interest rate sensitivity to insure that net interest income is maximized while the impact of change on market interest rates is minimized. It is the objective of the Bank to reduce the sensitivity of its earnings to fluctuating interest rates by diversifying the sources of funds, improving its interest rate spread, and improving the ratio of earning assets to interest bearing liabilities. Also, the Bank needs to maintain a match of maturities and interest rate sensitivity of its assets and liabilities.

    The differences between the volume of assets and liabilities in the Bank's current portfolio, which are subject to repricing in future time periods, are known as interest rate sensitivity gaps. Certain estimates and assumptions are included in the data in the table below which sets forth the interest rate sensitivity analysis at December 31, 1996.

    The following table sets forth the assumed repricing and maturity periods of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1996 and the interest rate sensitivity gap percentages at the dates indicated. The interest rate sensitivity gap is defined as the amount by which assets repricing within the respective periods exceed liabilities repricing within such periods. The effect of these assumptions is to quantify the dollar amount of items that are interest-rate sensitive and can be repriced within each of the periods specified. Such repricing can occur in one of three ways: (1) the rate of interest to be paid on an asset or liability may adjust periodically on the basis of an index; (2) an asset or liability such as a mortgage loan may amortize, permitting reinvestment of cash flows at the then-prevailing interest rates; or (3) an asset or liability may mature, at which time the proceeds can be reinvested at current market rates.

                                                                Maturing or repricing amount
                                     --------------------------------------------------------------------------------
                                     Within one  Over 1 to 3  Over 3 to 5  Over 5 to  Over 10 to  Over 20
                                         year       years        years      10 years   20 years    years       Total
                                     ----------  -----------  -----------  ---------  ----------  -------    --------
                                                                    (Dollars In Thousands)
Total Rate Sensitive Assets:
  Mortgages:
    Adjustable-rate (1)                $12,224     $    --      $   --      $   --      $   --     $   --    $ 12,224
    Fixed-rate (2)                       1,174       3,281       2,699       4,041       2,300        191      13,686
    Construction(6)                        898          --          --          --          --         --         898
    Non-residential adjustable (2)       3,792       1,690          --          --          --         --       5,482
    Non-residential fixed                1,436         695         621         206       2,389         --       5,347
  Non-Mortgages:
    Consumer and Commercial (2)(6)       3,111       5,412         704          --          --         --       9,227
  Investments:
    Investment securities (3)              285          96          --          --          --      1,572       1,953
    Mortgage-backed (1)(2)              33,446      13,594       5,912          --          --         --      52,952
    Funds sold (3)                       1,138          --          --          --          --         --       1,138
                                       -------     -------      ------      ------      ------     ------    --------
TOTAL                                  $57,504     $24,768      $9,936      $4,247      $4,689     $1,763    $102,907
                                       -------     -------      ------      ------      ------     ------    --------
                                       -------     -------      ------      ------      ------     ------    --------
                                                                                       (Table continues on next page)

                                                               Maturing or repricing amount
                                  -----------------------------------------------------------------------------------------
                                  Within one    Over 1 to 3   Over 3 to 5   Over 5 to    Over 10 to   Over 20
                                     year           years          years     10 years     20 years      years       Total
                                  ----------    -----------   -----------   ---------    ----------   -------     ---------
                                                                  (Dollars In Thousands)
Total Rate Sensitive Liabilities:
  Deposits:
    Certificates of deposit (3)   $  51,484       $  8,148     $  1,473     $     --     $     --    $     --     $  61,105
    IRAs                              7,336          1,509          966           --           --          --         9,811
    Money market (4)                  5,255          5,256           --           --           --          --        10,511
    NOW accounts (4)                    166          3,974        1,380        1,380           --          --         6,900
    Savings accounts (4)                200          4,793        1,664        1,664           --          --         8,321
    Advances                          3,000             --           --           --           --          --         3,000
                                  ---------       --------     --------     --------     --------    --------     ---------
  TOTAL                           $  67,441       $ 23,680     $  5,483     $  3,044     $     --    $     --     $  99,648
                                  ---------       --------     --------     --------     --------    --------     ---------
                                  ---------       --------     --------     --------     --------    --------     ---------

December 31, 1996
Cumulative GAP (5)                $  (9,937)      $ (8,849)    $ (4,396)    $ (3,193)    $ 1,496     $  3,259
GAP (5) as a percent of assets        (9.30)%        (8.28)%      (4.11)%      (2.99)%      1.40 %       3.05 %

December 31, 1995
GAP (5) as a percent of assets         4.71 %         6.27 %       1.73 %       0.99 %      1.23 %       1.30 %

December 31, 1994
GAP (5) as a percent of assets        (3.96)%        (7.12)%      (4.54)%      (1.83)%     (1.31)%      (1.31)%

(1) MOST ADJUSTABLE RATE ASSETS ARE INCLUDED IN THE UNDER 1 YEAR CATEGORY, AS THEY ARE SUBJECT TO AN INTEREST RATE ADJUSTMENT EVERY SIX OR TWELVE MONTHS, DEPENDING UPON LOAN PLAN.
(2) MATURITY/RATE SENSITIVITY IS BASED UPON CONTRACTUAL MATURITY WITH PROJECTED REPAYMENT OF PRINCIPAL.
(3)  BASED ON CONTRACTUAL MATURITY OF THE INVESTMENTS.
(4) SAVINGS ACCOUNT DECAY RATES USED ASSUME THAT THE ACCOUNTS HAVE A MARKET VALUE SENSITIVITY APPROXIMATING THAT OF A 2 1/2 YEAR TREASURY BOND.
(5)  THE DIFFERENCE BETWEEN RATE SENSITIVE ASSETS AND RATE SENSITIVE
     LIABILITIES.
(6)  GENERALLY FIXED RATE.

    During 1995 and 1994 the Bank sold fixed-rate whole loans "held-for-sale" while retaining adjustable-rate mortgages. During 1996, the Bank began to retain certain fixed-rate loans rather than placing them in the secondary markets. In 1994, the Bank increased its investment portfolio with the purchase of FNMA and FHLMC participation certificates with three to five year durations and U.S. government agency securities which step-up annually. These purchases were primarily from cash flow during 1994, however cash flow was used since the third quarter of 1994 through the first quarter of 1995 to reduce FHLB advances. Throughout the remainder of 1995, cash flow from operations and investment activities have been placed in lower interest earning, but highly liquid, cash and cash equivalents. Beginning in the third quarter of 1996, FHLB advances were used to supplement cash flow from operations as the Bank's lending activities began to increase.

    Presented below, as of December 31, 1996, is an analysis of the Bank's interest rate risk provided by OTS as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. As illustrated in the table, the Bank's NPV is as sensitive to rising rates as declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments (and the NPV focuses on the Bank's entire portfolio, not just assets that are subject to adjustment or maturity within one year). When rates decline, the Bank does not experience a significant rise in market value for these loans because borrowers repay at relatively high rates.

                          Change in         At December 31, 1996
                        interest rate    ------------------------
                        (basis points)   $  Change       % Change
                        -------------    ----------      --------
                                           (000's)

                             +400        $  (3,639)         (50)%
                             +300           (2,420)         (33)
                             +200           (1,364)         (19)
                             +100             (561)          (8)
                                0               --           --
                             -100              368            5
                             -200              577            8
                             -300              728           10
                             -400            1,249           17

    Management reviews these measurements periodically. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk.

    Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

    In addition, the previous table does not necessarily indicate the impact of general interest rate movements on the Bank's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Bank's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's current liquidity and capital resources are dependent on its ability to borrow funds from the Bank and other sources as well as receive dividends from the Bank. The Bank's primary sources of funds are deposits, sales of mortgage loans, principal and interest payments on loans and mortgage-backed securities, borrowings, and funds provided by operations. While scheduled loan and mortgage-backed securities principal repayments are a relatively predictable source of funds, deposits flows, prepayments of principal on loans and mortgage-backed securities, and sales of mortgage loans are greatly influenced by general interest rates, economic conditions, and competition. Current OTS regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of December 31, 1996, the Bank's liquidity ratio was 19.27% which was in excess of the minimum regulatory requirements.

    During the year ended December 31, 1996, total deposits decreased approximately $12,469,000 or 11.3%, and total assets decreased by $10,113,000 or 8.6% as a part of management's overall strategy to change the product mix of deposit accounts offered to its customers and decreasing reliance on public fund deposits.

    The decline in deposits was funded primarily by a reduction in cash and cash equivalents of $4,553,000, and proceeds from maturities and principal repayments of securities available-for-sale and securities held-to-maturity, net, of approximately $9,450,000 and $7,291,000, respectively, during 1996. In addition to the funding of deposit reductions, the maturities and increased principal prepayments on available-for-sale and held-to-maturity securities during 1996 were used to fund an increase in loans receivable of approximately $11,264,000, which is also the result of the Bank's strategy to enhance future earnings through a change in the overall asset/liability mix of the Bank's interest-earning assets as they relate to its interest-bearing liabilities. The primary changes in the Bank's loan portfolio at December 31, 1996 as compared to that at December 31, 1995 were in conventional first mortgage loans ($6,403,000 or 25.5% increase), consumer and installment loans ($4,435,000 or 96.2% increase), and construction loans ($915,000 or 86.3% increase).

    The Bank's capital for regulatory purposes at December 31, 1996 was $5,295,531 or 4.95% of total regulatory assets. Regulations require savings institutions to have a minimum regulatory tangible capital ratio equal to 1.5% of adjustable tangible assets, a minimum 3% core capital ratio, and a minimum 8% risk-based capital ratio. At December 31, 1996 and 1995, the Bank was in compliance with all applicable capital standards.

    In August 1993, OTS issued a final rule which added an interest rate component to the OTS risk-based capital requirement effective January 1, 1994. Under the final rule, savings institutions will be required to incorporate IRR into their risk-based capital calculation as of a yet to be determined date. Under the rule, IRR is measured as the ratio of the greater decline in net portfolio value resulting from a 200 basis point increase or decrease in market interest rates to the estimated economic value of assets, as calculated by an OTS model. A savings institution whose measured IRR exceeds 2% must deduct from total capital an IRR component equal to one-half of the difference between its measured IRR and 2% multiplied by the estimated economic value of its total assets. Institutions unable to satisfy the IRR component would be required to submit a capital plan to the OTS describing how they will attain compliance in the future. Management believes that compliance with the new IRR measure will not have a material impact on the Bank's risk-based capital position.

    Regulatory agreements between the Bank and the OTS require the Bank to maintain certain capital levels as described herein (See REGULATORY MATTERS). The table below presents the Bank's capital position at December 31, 1996 relative to the existing regulatory requirements:

                                                                   Percent of
                                                        Amount     assets (1)
                                                        ------     ----------
                                                        (000's)

Tangible capital                                        $5,296        4.95%
Tangible capital requirement                             1,606        4.00
                                                        ------       -----
    Excess tangible capital                             $3,690         .95%
                                                        ------       -----
                                                        ------       -----

Core capital                                            $5,296        4.95%
Core capital requirement                                 3,211        4.00
                                                        ------       -----
    Excess core capital                                 $2,085         .95%
                                                        ------       -----
                                                        ------       -----

Total capital (i.e., core and supplemental capital)     $5,725       13.47%
Risk-based capital requirement                           3,401        8.00
                                                        ------       -----
    Excess total capital                                $2,324        5.47%
                                                        ------       -----
                                                        ------       -----

(1) Based upon adjusted assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

    The OTS Capital Distribution Regulation differentiates thrift institutions primarily by their capital levels and prescribes the amount of capital distributions that can be made without prior OTS approval.

    The Bank has met its liquidity requirements with funds generated from operations, proceeds from repayment or sale of loans and investment securities, and short-term borrowings. The Bank believes its requirements for 1997 will be met from similar sources. If alternative funding is needed, the Bank can generate additional funds from several other sources.
Currently, the FHLB system functions as a source of credit for the Bank.


ASSET QUALITY

    ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for allowance for loan losses.

    During 1996, net loans increased approximately $11,264,000 or 32.8% from December 31, 1995 and the allowance for loan losses increased $1,000. The low level of provision for loan losses and lower levels of charge-offs during 1996 were primarily due to lower levels of non-performing loans. With the decrease in non-performing loans, management feels the allowance for loan losses is adequate for future needs.

    The following presents an analysis of the allowance for loan losses for years ended December 31, 1996, 1995, and 1994.


                                             Year ended December 31
                                       ----------------------------------
                                         1996         1995         1994
                                       --------     --------     --------
MORTGAGE LOANS AND CONTRACTS:
Balance at beginning of year           $230,865     $230,865     $280,865
Loans charged-off                            --           --      (50,000)
Recoveries                                1,800           --           --
                                       --------     --------     --------
    Net loans charged-off                 1,800           --      (50,000)
Provision for loan losses charged
  (credited) to operations                   --           --           --
                                       --------     --------     --------
BALANCE AT END OF YEAR                 $232,665     $230,865     $230,865
                                       --------     --------     --------
                                       --------     --------     --------

CONSUMER AND OTHER:
Balance at beginning of year           $197,024     $230,058     $227,732
Loans charged-off                       (17,882)     (20,878)      (2,917)
Recoveries                                3,795        2,844        1,376
                                       --------     --------     --------
    Net loans charged-off               (14,087)     (18,034)      (1,541)
Provision for loan losses charged
  (credited) to operations               13,639      (15,000)       3,867
                                       --------     --------     --------
BALANCE AT END OF YEAR                 $196,576     $197,024     $230,058
                                       --------     --------     --------
                                       --------     --------     --------

                                         (Table continues on next page)

                                             Year ended December 31
                                       ----------------------------------
                                         1996         1995         1994
                                       --------     --------     --------
TOTAL ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of year           $427,889     $460,923     $508,597
Loans charged-off                       (17,882)     (20,878)     (52,917)
Recoveries                                5,595        2,844        1,376
                                       --------     --------     --------
    Net loans charged-off               (12,287)     (18,034)     (51,541)
Provision for loan losses charged
  (credited) to operations               13,639      (15,000)       3,867
                                       --------     --------     --------
BALANCE AT END OF YEAR                 $429,241     $427,889     $460,923
                                       --------     --------     --------
                                       --------     --------     --------
Allowance for loan losses as
  a percentage of total loans
  outstanding                              0.93%        1.23%        1.28%
                                       --------     --------     --------
                                       --------     --------     --------

    NON-PERFORMING ASSETS. Total non-performing assets increased by approximately $25,000 during 1996. The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Bank consist of non-accruing loans, troubled debt restructurings, and real estate which was acquired as a result of foreclosure. The composition of the Bank's portfolio of non-performing assets is shown in the following table:

                                         1996         1995         1994
                                       --------     --------     --------
                                             (Dollars in Thousands)
Non-accruing loans*                    $     53     $     --     $    148
Past due 90 days or more and
  still accruing                             --           --           37
Renegotiated loans**                      1,573        1,573        3,145
Other real estate                            86          114          421
                                       --------     --------     --------
Total non-performing assets            $  1,712     $  1,687     $  3,751
                                       --------     --------     --------
                                       --------     --------     --------
Ratio of non-performing assets
  to total assets                          1.60%        1.44%        2.98%
                                       --------     --------     --------
                                       --------     --------     --------

  * Primarily loans which are past due for 90 days or more
** Renegotiated loans are those for which the interest rate was reduced because of the inability of the borrower to service the obligation under the original terms of the agreement.

    Interest lost on non-performing assets amounted to $13,186 in 1996 compared to $75,195 in 1995.

    INVESTMENT SECURITIES - The Bank's available-for-sale and held-to-maturity investment securities portfolios experienced significant fair market value declines during the year ended December 31, 1996. This decline was primarily the result of long-term interest rate increases in the market during that period which resulted in lower fair market values associated with the Bank's investments securities portfolios which contain fixed rate instruments. In management's opinion, the fair market value decline was not caused by the underlying credit risk of the investments as they are comprised entirely of obligations conditionally or unconditionally guaranteed by the full faith and credit of the U.S. Government or guaranteed by U.S. Government entities.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

    The Bank may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit (including credit cards), standby letters of credit, and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial position. The contract or notional amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

    At December 31, 1996, unfunded credit commitments are as follows:

     Commitments to extend credit         $897,097
     Lines of credit                      $291,016
     Credit cards                         $519,321

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon. The total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customers.

    Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Currently, letters of credit are not extended beyond one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral and personal guarantees as deemed necessary. At December 31, 1996, the Bank had no standby letters of credit outstanding.

    At December 31, 1996, the Bank had no open interest rate swaps, futures, options, or forward contracts.

    At December 31, 1996 and 1995, the Bank had $1,170,442 and $1,832,398,
respectively, of commitments to sell newly-originated single family residential loans.

INCOME TAXES

    At December 31, 1996 the Company had remaining net operating loss ("NOL") carryforwards of approximately $6,487,000 for federal income tax purposes which expire in varying amounts through 2010. Section 382 of the Code provides that these tax NOL carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year testing period. Due to the fact that the Company has a tax NOL carryforward, it is required to report changes in ownership of 5% or greater of stockholders annually to the Internal Revenue Service. The statute and applicable Treasury regulations are extremely complex. The Company believes that no change of ownership as defined in applicable Section 382 regulations occurred through the three-year testing period ended December 31, 1996. However, the issuance of the stock contemplated by the supplemental offering described in REGULATORY MATTERS may result in such a change in ownership. If such a change in ownership occurs, the annual use of the tax NOL carryforwards would be subject to an annual limitation.

IMPACT OF INFLATION AND CHANGING PRICES

    The consolidated financial statements and related data have been prepared in accordance with generally accepted accounting principles which require measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

    Virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the Company's and the Bank's performance than does the effect of inflation.

IMPACT OF NEW ACCOUNTING STANDARD

    In June 1996, the FASB issued SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which was amended in December 1996. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Bank is required to adopt certain provisions of SFAS No. 125 for the year beginning January 1, 1997 and other provisions of the Statement for the year beginning January 1, 1998. The adoption of the new standard, as amended, is not expected to have a material impact on the Company's and the Bank's financial position or results of operations.

FORWARD-LOOKING INFORMATION

    When used in this report, the words "believes," "anticipates," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ITEM 7.       FINANCIAL STATEMENTS

    Financial statements are filed as a part of this report at the end of
Part III hereof beginning at page F-1, Index to Consolidated Financial Statements, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None

                                       PART III

    The information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-KSB and certain information included therein is incorporated herein by reference.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NO.                           DESCRIPTION
----------  -------------------------------------------------------------------
    3.1 Certificate of Incorporation of the Company (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

    3.2 Bylaws of the Company (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

   10.1 Agreement and Plan of Reorganization and Plan of Merger (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

***10.2 1986 Stock Option and Incentive Plan (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

   10.3 Profit Sharing and Employee Stock Ownership Plan of First Savings Bank, F.S.B. (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

   10.3.1 Amendment Number One to Profit Sharing and Employee Stock Ownership Plan of First Savings Bank, F.S. B. (refiled) (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

   10.4 Agreement for Standby Letter of Credit Advances/Confirmation, Collateral Pledge and Security Agreement with FHLB of Dallas (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

   10.5 Amended Prompt Corrective Action Directive (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

***10.6 Employment Agreement with Kenneth J. Huey, Jr. (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

***10.7     Employment Agreement with Norman R. Corzine*

   10.8 Bisys Document Processing, Inc. Item Processing Agreement (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

   10.8.1 Bisys Document Processing, Inc. Item Processing Agreement (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

   10.9 Bisys Data Processing Acknowledgment and Assignment (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

   21       Subsidiaries of the Small Business Issuer*

   23       Consent of Independent Accountants*

   27       Financial Data Schedule*

   99.1 Supervisory Agreement between the Bank and the OTS (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

-------------------
  *  Filed herewith
 **  Previously filed
*** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13(a) of Form 10-KSB.

(b)  REPORTS ON FORM 8-K

    The following subparagraphs set forth information concerning two Forms 8-K filed during the fourth quarter ended December 31, 1996:

    1. On October 18, 1996, the Company's predecessor Registrant, the Bank, filed a Form 8-K with the OTS relating to a special meeting of the stockholders of the Bank wherein an agreement and plan of reorganization dated August 28, 1996 by and between the Bank and the Company was approved. The Form 8-K also announced the October 21, 1996 replacement of the Bank's trade symbol on the NASDAQ Small Cap Market with the new symbol for the Company.

    2. On December 23, 1996, the Company filed a Form 8-K relating the Company's intent to issue non-transferable Subscription Rights for up to 732,198 shares of common stock at a subscription price of $5.25 for stockholders of record as of December 20, 1996.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ACCESS ANYTIME BANCORP, INC.

    Date:  March 11, 1997              /s/  Norman R. Corzine
                                       ----------------------------------------
                                       Norman R. Corzine, Chairman of the Board,
                                       Chief Executive Officer
                                       (DULY AUTHORIZED REPRESENTATIVE)

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Norman R. Corzine              By:  /s/ Robert C. Lydick
    ------------------------------          -----------------------------------
    Norman R. Corzine                       R. Chad Lydick
    Chairman of the Board                   Director
    Chief Executive Officer
    Director

    Date:  March 11, 1997                   Date:  March 11, 1997

By: /s/ Ken Huey, Jr.                  By:  /s/ Charles Guthals
    ------------------------------          -----------------------------------
    Ken Huey, Jr.                           Charles Guthals
    President, Chief Financial Officer      Director
    Director

    Date:  March 11, 1997                   Date:  March 11, 1997

By: /s/ Carl Deaton                    By:  /s/ Everett L. Frost
    ------------------------------          -----------------------------------
    Carl Deaton                             Everett L. Frost
    Director                                Director

    Date:  March 11, 1997                   Date:  March 11, 1997

By: /s/ Harry Eastham                  By:  /s/ Thomas W. Martin, III
    ------------------------------          -----------------------------------
    Harry Eastham                           Thomas W. Martin, III
    Director                                Director

    Date:  March 11, 1997                   Date:  March 11, 1997

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----
Report of Independent Accountants.....................................      F-2

Financial Statements:
    Consolidated Statements of Financial Condition....................      F-3
    Consolidated Statements of Operations.............................      F-4
    Consolidated Statements of Stockholders' Equity...................      F-5
    Consolidated Statements of Cash Flows.............................      F-6
    Notes to Consolidated Financial Statements........................      F-8

                      REPORT OF INDEPENDENT ACCOUNTANTS





Board of Directors and Stockholders
Access Anytime Bancorp, Inc.
Clovis, New Mexico


We have audited the accompanying consolidated statements of financial condition of Access Anytime Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Access Anytime Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for loan servicing rights during 1995.




Robinson Burdette Martin & Cowan, L.L.P.

Lubbock, Texas
February 17, 1997

                 ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                  December 31
                                                         -----------------------------
ASSETS                                                       1996             1995
------                                                   ------------     ------------
Cash and cash equivalents                                $  2,199,227     $  6,752,606
Certificates of deposit                                       380,570          476,425
Securities available-for-sale (amortized cost
  of $23,838,281 and $33,294,495)                          23,639,686       33,090,085
Securities held-to-maturity (aggregate fair
  value of $28,470,335 and $36,025,403)                    29,113,430       36,404,135
Loans held-for-sale (aggregate fair value
  of $576,994 and $874,512)                                   564,361          861,454
Loans receivable                                           45,596,212       34,331,988
Interest receivable                                           598,327          692,771
Real estate owned                                              86,114          113,820
FHLB stock                                                  1,572,334        1,483,434
Premises and equipment                                      1,924,405        1,984,860
Servicing rights                                              345,554          359,854
Organizational cost, net of accumulated
  amortization of $9,814                                      163,373               --
Other assets                                                  669,764          414,867
                                                         ------------     ------------
         Total assets                                    $106,853,357     $116,966,299
                                                         ------------     ------------
                                                         ------------     ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
    Deposits                                             $ 98,164,001     $110,633,124
    Federal Home Loan Bank advances                         3,000,000               --
    Accrued interest and other liabilities                    351,135          401,641
    Advanced payments by borrowers for
      taxes and insurance                                     252,099          311,157
                                                         ------------     ------------
         Total liabilities                                101,767,235      111,345,922
                                                         ------------     ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 4,000,000
      shares authorized; none issued                               --               --
    Common stock, $.01 par value; 6,000,000 shares
      authorized; 732,198 and 695,698 shares issued
      and outstanding in 1996 and 1995, respectively            7,322            6,957
    Capital in excess of par value                          7,019,577        6,826,442
    Accumulated deficit                                    (1,742,182)      (1,008,612)
    Net unrealized depreciation on available-for-sale
      securities, net                                        (198,595)        (204,410)
                                                         ------------     ------------
         Total stockholders' equity                         5,086,122        5,620,377
                                                         ------------     ------------
         Total liabilities and stockholders' equity      $106,853,357     $116,966,299
                                                         ------------     ------------
                                                         ------------     ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Years ended December 31
                                                 ----------------------------------------
                                                    1996           1995           1994
                                                 ----------     ----------     ----------
Interest income:
    Loans receivable                             $3,476,520     $3,642,581     $3,176,265
    U.S. government agency securities               292,926        515,950        358,973
    Mortgage-backed securities                    3,434,232      4,060,235      4,219,157
    Other interest income                           268,950        197,783        133,789
                                                 ----------     ----------     ----------
         Total interest income                    7,472,628      8,416,549      7,888,184
                                                 ----------     ----------     ----------

Interest expense:
    Deposits                                      4,692,438      5,342,347      4,315,565
    FHLB advances                                    24,663         80,248        247,969
                                                 ----------     ----------     ----------
         Total interest expense                   4,717,101      5,422,595      4,563,534
                                                 ----------     ----------     ----------

Net interest income before provision
  for loan losses                                 2,755,527      2,993,954      3,324,650
Provision for loan losses charged (credited)         13,639        (15,000)         3,867
                                                 ----------     ----------     ----------
         Net interest income after
           provision for loan losses              2,741,888      3,008,954      3,320,783
                                                 ----------     ----------     ----------
Noninterest income:
    Loan servicing and other fees                   339,058        371,843        352,449
    Net realized gains on sales of
      available-for-sale securities                      --             --          4,672
    Net realized gains (losses) on
      sales of loans                                141,175        117,840        (18,541)
    Other income                                    325,378        343,705        399,362
                                                 ----------     ----------     ----------
         Total other income                         805,611        833,388        737,942
                                                 ----------     ----------     ----------

Noninterest expenses:
    Salaries and employee benefits                1,606,397      1,517,416      1,626,802
    Occupancy expense                               371,413        367,023        368,794
    Deposit insurance premium                     1,144,417        403,218        448,217
    Advertising                                      28,347         27,348         57,587
    Real estate operations, net                      42,826         57,880        272,946
    Professional fees                               250,673        258,961        200,756
    Other expense                                   836,996        796,874        932,720
                                                 ----------     ----------     ----------
         Total other expenses                     4,281,069      3,428,720      3,907,822
                                                 ----------     ----------     ----------

Income (loss) before income taxes                  (733,570)       413,622        150,903

Income tax benefit                                       --             --       (188,650)
                                                 ----------     ----------     ----------
Net income (loss)                                $ (733,570)    $  413,622     $  339,553
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------
Net income (loss) per share
  of common stock                                $    (1.03)    $      .59     $      .49
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------
Average shares outstanding                          710,404        695,698        695,698
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                 Net
                                                                                              Unrealized
                                                                                             Depreciation
                                           Common Stock                                           On
                                       --------------------                                   Available-
                                                                Capital In                     For-Sale
                                       Number Of                Excess Of    Accumulated      Securities,
                                        Shares       Amount     Par Value      Deficit            Net            Total
                                       ---------     ------     ----------   ------------     -----------      ----------
Balance at December 31, 1993            695,698      $6,957     $6,826,442   $(1,761,787)      $ (28,408)      $5,043,204

Net income                                   --          --             --       339,553              --          339,553

Net changes in unrealized
 depreciation on available-for-
 sale securities, net                        --          --             --            --        (334,995)        (334,995)
                                        -------      ------     ----------   -----------       ---------       ----------

Balance at December 31, 1994            695,698       6,957      6,826,442    (1,422,234)       (363,403)       5,047,762

Net income                                   --          --             --       413,622              --          413,622

Net changes in unrealized
 depreciation on available-for-
 sale securities, net                        --          --             --            --         158,993          158,993
                                        -------      ------     ----------   -----------       ---------       ----------

Balance at December 31, 1995            695,698       6,957      6,826,442    (1,008,612)       (204,410)       5,620,377

Net loss                                     --          --             --      (733,570)             --         (733,570)

Common stock issued                      36,500         365        193,135            --              --          193,500

Net changes in unrealized
 depreciation on available-for-
 sale securities, net                        --          --             --            --           5,815            5,815
                                        -------      ------     ----------   -----------       ---------       ----------
Balance at December 31, 1996            732,198      $7,322     $7,019,577   $(1,742,182)      $(198,595)      $5,086,122
                                        -------      ------     ----------   -----------       ---------       ----------
                                        -------      ------     ----------   -----------       ---------       ----------





                 The accompanying notes are an integral part of these consolidated financial statements.

                 ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years ended December 31
                                                                 -----------------------------------------------
                                                                       1996             1995             1994
                                                                 -------------    -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                              $    (733,570)   $     413,622    $     339,553
  Adjustments to reconcile net income (loss) to cash
   provided (used) by operating activities:
    Depreciation                                                       133,970          132,527          128,914
    Deferred income taxes                                                   --               --         (188,650)
    Provision for loan losses charged (credited)                        13,639          (15,000)           3,867
    Provision for losses on held-for-sale loans transferred
     to loans receivable                                                    --               --           88,771
    Amortization of premiums on investment securities                  300,594          207,830          232,387
    Amortization of loan premiums, discounts and deferred
     fees, net                                                          (6,148)        (520,723)         (53,622)
    Amortization of organizational costs                                 9,814               --               --
    Gain on sale of loans held-for-sale                               (176,011)        (105,321)         (70,230)
    Proceeds from sales of loans held-for-sale                       9,058,465        7,625,886       15,205,572
    Originations of loans held-for-sale                             (8,620,197)      (7,698,757)     (13,111,011)
    Provision for losses on foreclosed real estate                         512            1,670           59,748
    (Gain) loss on disposition of assets                                16,112           (3,095)          (1,200)
    Gains on sale of mutual funds                                           --               --           (4,672)
    Net (increase) decrease in accrued interest receivable
     and other assets                                                 (105,052)          12,188          253,877
    Net decrease in trading securities mutual funds                         --               --        3,183,503
    Increase (decrease) in accrued expense and other liabilities       (50,506)         140,723         (101,522)
                                                                 -------------    -------------    -------------

          Net cash provided by (used in) operating activities         (158,378)         191,550        5,965,285
                                                                 -------------    -------------    -------------

Cash flows from investing activities:
  Proceeds from maturities and principal repayments of
    available-for-sale securities                                    9,319,271        2,061,754        1,181,634
  Purchases of held-to-maturity securities                          (5,017,969)        (750,000)     (16,520,005)
  Proceeds from maturities and principal repayments of
    held-to-maturity securities                                     12,145,023        9,630,086       10,917,250
  Net (increase) decrease in certificates of deposit                    95,855          (87,832)         484,505
  Net (increase)  decrease in loans                                (11,302,134)       2,037,984        3,950,943
  Proceeds from sales of foreclosed real estate                         57,613          140,882        1,972,322
  Proceeds from sale of premises and equipment and other
    assets                                                                  --               --          245,541
  Purchases of premises and equipment                                  (89,627)         (64,711)              --
                                                                 -------------    -------------    -------------

          Net cash provided by investing activities                  5,208,032       12,968,163        2,232,190
                                                                 -------------    -------------    -------------

Cash flows from financing activities:
  Net decrease in deposits                                         (12,469,123)      (2,139,405)     (17,917,092)
  Net change in other borrowed funds                                 3,000,000       (7,400,000)       7,400,000
  Net increase (decrease) in advance payments by borrowers
    for taxes and insurance                                            (59,058)          83,324          (15,400)
  Organizational costs incurred                                       (173,187)              --               --
  Rights offering costs incurred                                       (95,165)              --               --
  Net proceeds from issuance of common stock                           193,500               --               --
                                                                 -------------    -------------    -------------

          Net cash used in financing activities                     (9,603,033)      (9,456,081)     (10,532,492)
                                                                 -------------    -------------    -------------

Increase (decrease) in cash and cash equivalents                    (4,553,379)       3,703,632       (2,335,017)
Cash and cash equivalents at January 1                               6,752,606        3,048,974        5,383,991
                                                                 -------------    -------------    -------------

Cash and cash equivalents at December 31                         $   2,199,227    $   6,752,606    $   3,048,974
                                                                 -------------    -------------    -------------
                                                                 -------------    -------------    -------------

                                  (Continued)

                  ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (CONTINUED)

                                                                               Years ended December 31
                                                                 -----------------------------------------------
                                                                       1996             1995             1994
                                                                 -------------    -------------    -------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                     $   4,827,856    $   5,312,477    $   4,392,409
    Income taxes                                                            --               --            9,600
  Supplemental disclosure of non-cash investing activities
    Real estate acquired in settlement of loans                         53,419          104,509          251,103
    Loans to facilitate the sale of real estate owned                   23,000          269,150          765,000








                   The accompanying notes are an integral part of these consolidated financial statements.

                      ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES - Access Anytime Bancorp, Inc. (the "Company") is a thrift holding company for its wholly-owned subsidiary First Savings Bank, F.S.B. a.k.a. First Bank (the "Bank") and the Bank's wholly-owned subsidiary, First Equity Development Corporation ("FEDCO"). The consolidated financial statements include the accounts and transactions of the Company, the Bank and FEDCO. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company was formed in 1996 and, through an agreement and plan of reorganization by and between the Company and the Bank, became the holding company for the Bank under a stock-for-stock exchange. As a result of this reorganization, all prior year's financial statements are presented to reflect the result of the reorganization. There was no effect on those year's net income or net income per share of common stock.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash, due from banks and all certificates of deposit with original maturities of three months or less. There are no amounts subject to withdrawal or usage restrictions.

TRADING SECURITIES - Prior to December 31, 1994, the Bank maintained some of its excess liquidity in a mutual fund. The Bank currently holds no mutual funds as they were liquidated in 1994. The investment was for interest rate yield enhancement and held principally for the purpose of selling for liquidity needs or when better investment opportunities became available.
The mutual fund was recorded at fair value with both unrealized gains and losses reported in the consolidated statements of operation.

SECURITIES AVAILABLE-FOR-SALE - Securities to be held for indefinite periods of time and not intended to be held-to-maturity are classified as available-for-sale. Assets included in this category are those assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in liquidity needs, interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes. Securities available-for-sale are recorded at fair value. Both unrealized gains and losses on securities available-for-sale, net of taxes, are included as a separate component of stockholders' equity in the consolidated statements of financial condition until these gains or losses are realized. If a security has a decline in fair value that is other than temporary, the security is written down to its fair value by recording a loss in the consolidated statements of operations.

                                  (Continued)

                      ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

SECURITIES HELD-TO-MATURITY - Securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over period to maturity. If a security has a decline in fair value below its amortized cost that is other than temporary, the security is written down to its new cost basis by recording a loss in the consolidated statements of operations. The Bank has not experienced a permanent decline on securities that would result in a charge to operations.

LOANS HELD-FOR-SALE - Loans to be held for indefinite periods of time and not intended to be held-to-maturity are classified as held-for-sale. Loans held-for-sale are recorded at the lower of amortized cost or fair value with only net unrealized losses included in the consolidated statements of operations.

FEDERAL HOME LOAN BANK (FHLB) STOCK - This asset is owned due to regulatory requirements and is carried at cost. This stock is pledged as collateral to secure FHLB advances.

LOANS RECEIVABLE - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any unearned discount, the allowance for loan losses and any deferred fees or costs on originated loans.

Unearned discount on installment loans is recognized as income over terms which approximate the interest method. Interest on other loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. If the ultimate collectibility of principal, wholly or partially, is in doubt, any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal to the extent necessary to eliminate such doubt. Otherwise, interest income is recognized for such payments.

Loan origination fees and direct origination costs are deferred and recognized as an adjustment of the yield of the related loan.

The allowance for loan losses is increased by charges to income and decreased by revisions in the estimate of the necessary allowance and by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

                                  (Continued)

                      ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

LOAN SERVICING - The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "excess servicing receivable" or "deferred servicing revenue" is amortized over the estimated life using a method approximating the interest method.

Quoted market prices are not available for the excess servicing receivables. Thus, the excess servicing receivables and the amortization thereon are periodically evaluated in relation to estimated future servicing revenues, taking into consideration changes in interest rates, current prepayment rates, and expected future cash flows. The Bank evaluates the carrying value of the excess servicing receivables by estimating the future servicing income of the excess servicing receivables based on management's best estimate of remaining loan lives and discounted at the original discount rate.

Effective July 1, 1995, the Bank adopted Statement of Financial Accounting Standards ("SFAS") NO. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS, AN AMENDMENT OF SFAS NO. 65. SFAS No. 122 eliminated the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. The effect of adopting this new accounting standard was to increase 1995 net income by $11,338.

PREMISES AND EQUIPMENT - Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation computed by the straight-line method over the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred and improvements are capitalized.

The Company adopted SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF during 1996. The Statement establishes accounting standards for determining the impairment of the Company's long-lived assets. Implementation of the Statement did not result in any adjustments to the carrying values of the Company's assets.

                                  (Continued)

                      ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

FORECLOSED REAL ESTATE - Real estate properties acquired through foreclosure, or in lieu of foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. Any excess of the loan balance and foreclosure costs over the fair value at the date of foreclosure is charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

ORGANIZATIONAL COSTS - Organizational costs are being amortized using the straight-line method over five years.

INCOME TAXES - The Company and its subsidiary file consolidated income tax
returns.   Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

NET INCOME (LOSS) PER SHARE - Net income (loss) per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Stock options have not had a dilutive effect.

IMPACT OF NEW ACCOUNTING STANDARD - In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which was amended in December 1996. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Bank is required to adopt certain provisions of SFAS No. 125 for the year beginning January 1, 1997 and other provisions of the Statement for the year beginning January 1, 1998. The adoption of the new standard, as amended, is not expected to have a material impact on the Company's or Bank's financial position or results of operations.

RECLASSIFICATIONS - Certain amounts for prior years have been reclassified to conform with the current year presentation. These reclassifications had no effect on net income (loss) or stockholders' equity.

                                  (Continued)

                  ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

NOTE 2  SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value at December 31 follow:

                                                Amortized       Gross unrealized         Fair
                                                   Cost        Gains      Losses         Value
                                               -----------    -------    --------     -----------
AVAILABLE-FOR-SALE SECURITIES:
  December 31, 1996:
    Mortgage-backed securities:
      GNMA adjustable rate                     $23,838,281    $18,365    $216,960     $23,639,686
                                               -----------    -------    --------     -----------

                                               $23,838,281    $18,365    $216,960     $23,639,686
                                               -----------    -------    --------     -----------
                                               -----------    -------    --------     -----------

  December 31, 1995:
    Mortgage-backed securities:
      GNMA adjustable rate                     $28,295,654    $30,691    $230,364     $28,095,981
       Obligation of U.S. government agencies    4,998,841     10,000      14,737       4,994,104
                                               -----------    -------    --------     -----------

                                               $33,294,495    $40,691    $245,101     $33,090,085
                                               -----------    -------    --------     -----------
                                               -----------    -------    --------     -----------

                                                Amortized       Gross unrealized         Fair
                                                   Cost        Gains      Losses         Value
                                               -----------    -------    --------     -----------
HELD-TO-MATURITY SECURITIES:

  December 31, 1996:
    Mortgage-backed securities:
      FNMA participation certificates          $ 5,355,122    $    --    $162,192     $ 5,192,930
      FHLMC participation certificates          21,896,565      4,818     453,206      21,448,177
      FHLMC adjustable rate                      1,861,743         --      32,515       1,829,228
                                               -----------    -------    --------     -----------

                                               $29,113,430    $ 4,818    $647,913     $28,470,335
                                               -----------    -------    --------     -----------
                                               -----------    -------    --------     -----------

  December 31, 1995:
    Mortgage-backed securities:
      FNMA participation certificates          $ 6,225,192    $    --    $118,411     $ 6,106,781
      FHLMC participation certificates          27,872,939     43,254     268,133      27,648,060
      FHLMC adjustable rate                      2,306,004         --      35,442       2,270,562
                                               -----------    -------    --------     -----------

                                               $36,404,135    $43,254    $421,986     $36,025,403
                                               -----------    -------    --------     -----------
                                               -----------    -------    --------     -----------


                                                (Continued)

                 ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE 2   SECURITIES  (CONTINUED)

During December 1995, the Bank transferred $32,206,642 of mortgage-backed securities and U.S. government agency obligations from the Bank's held-to-maturity portfolio into its available-for-sale portfolio. This transfer was made by the Bank for asset/liability and liquidity management purposes and was made in accordance with an implementation guide for SFAS No. 115 entitled ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES issued by the FASB in November 1995.

Due to the uncertainty of the future utilization of unrealized losses, should they be realized, the income tax benefit has been offset by a valuation allowance against the resulting deferred tax asset.

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 1996 were as follows:

                              Available-for-sale securities:  Held-to-maturity securities:
                              ------------------------------  ----------------------------
                               Amortized            Fair       Amortized          Fair
                                  Cost              Value         Cost            Value
                              -----------        -----------  -----------      -----------
Due in one year or less       $        --        $        --  $ 2,958,156      $ 2,942,355
Due from one to five years             --                 --   24,293,530       23,698,752
Due from five to ten years             --                 --           --               --
Due after ten years            23,838,281         23,639,686    1,861,744        1,829,228
                              -----------        -----------  -----------      -----------

                              $23,838,281        $23,639,686  $29,113,430      $28,470,335
                              -----------        -----------  -----------      -----------
                              -----------        -----------  -----------      -----------

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

Securities of $8,047,826 and $3,319,414 were pledged to secure public deposits and for other purposes required as permitted by law at December 31, 1996 and 1995, respectively.










                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 3  LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, at December 31, follows:

                                    Gross unrealized
                                  -------------------
December 31    Amortized cost      Gains       Losses    Fair value
-----------    --------------     -------      ------    ----------
   1996           $564,361        $12,633      $  --      $576,994
   1995            861,454         13,058         --       874,512

Proceeds from sale of loans held-for-sale were $9,058,465, $7,625,886, and $15,205,572 for the years ended December 31, 1996, 1995 and 1994, respectively. Gains of $176,411 and losses of $400 were recognized in 1996, while gains of $105,507 and losses of $186 were recognized in 1995, and gains of $136,199 and losses of $65,969 were recognized in 1994.

NOTE 4  LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

                                                             December 31
                                                     -------------------------
                                                         1996          1995
                                                     -----------   -----------
First mortgage loans:
  Conventional                                       $31,513,687   $25,110,648
  FHA insured and VA guaranteed                        4,326,093     4,059,531
Consumer and installment loans                         9,047,776     4,612,586
Consumer timeshare loans                                 179,494       560,320
Construction loans                                     1,975,000     1,059,954
Other                                                    387,600       552,822
                                                     -----------   -----------

                                                      47,429,650    35,955,861

Less:
  Loans in process                                     1,077,121       862,760
  Unearned discounts, deferred loan fees, and other      327,076       333,224
  Allowance for loan losses                              429,241       427,889
                                                     -----------   -----------

                                                     $45,596,212   $34,331,988
                                                     -----------   -----------
                                                     -----------   -----------



                                 (Continued)

                     ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


NOTE 4   LOANS RECEIVABLE  (CONTINUED)

An analysis of the changes in allowance for loan losses follows:

                                                                     Years ended December 31
                                                           ---------------------------------------
                                                               1996          1995          1994
                                                           ----------    ----------     ----------
Balance at beginning of year                               $  427,889    $  460,923     $  508,597
Loans charged-off                                             (17,882)      (20,878)       (52,917)
Recoveries                                                      5,595         2,844          1,376
                                                           ----------    ----------     ----------

      Net loans charged-off                                   (12,287)      (18,034)       (51,541)
Provision for loan losses charged (credited) to operations     13,639       (15,000)         3,867
                                                           ----------    ----------     ----------

Balance at end of year                                     $  429,241    $  427,889     $  460,923
                                                           ----------    ----------     ----------
                                                           ----------    ----------     ----------


An analysis of the changes of loans to directors and executive officers is as follows:

                                                                     Years ended December 31
                                                           ---------------------------------------
                                                               1996          1995          1994
                                                           ----------    ----------     ----------
Balance at beginning of year                               $  262,180    $  348,854     $  651,361
Loans originated                                              110,623        30,882         31,099
Loan principal payments and other reductions                  (57,198)     (117,556)      (333,606)
                                                           ----------    ----------     ----------

Balance at end of year                                     $  315,605    $  262,180     $  348,854
                                                           ----------    ----------     ----------
                                                           ----------    ----------     ----------

The Bank had outstanding commitments to originate loans at December 31, 1996 and 1995 of approximately $606,000 and $971,000, respectively.

During 1994, loans previously classified as available-for-sale were reclassified to loans. The Bank had recognized a loss resulting from a lower of amortized cost or fair market adjustment in the amount of $88,771 prior to this transfer. The recorded amount at the date of transfer was $2,077,261. At December 31, 1996 and 1995, the remaining unamortized discount related to this transfer was $69,786 and $76,617, respectively.

Impairment of loans having recorded investments of $1,572,814 at December 31, 1996 and 1995 has been recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. Recorded investments in other impaired loans were $138,742 at December 31, 1996 and $113,820 at December 31, 1995. The average recorded investment in impaired loans during 1996, 1995 and 1994 was $1,609,095, $2,718,350 and $4,969,170, respectively. Interest income on impaired loans of $119,377, $261,358 and $262,914 was recognized for cash payments received in 1996, 1995 and 1994, respectively.

The Bank is not committed to lend additional funds to borrowers with non-performing or renegotiated loans.


                                  (Continued)

                     ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


NOTE 5   PREMISES AND EQUIPMENT

Components of premises and equipment included in the consolidated statements of financial condition at December 31, 1996 and 1995 were as follows:

                                                    1996            1995
                                                    ----            ----
Cost:
  Land                                           $   407,593     $   407,593
  Bank premises                                    2,155,531       2,151,745
  Furniture and equipment                          1,318,310       1,281,138
  Automobiles                                         77,646          77,646
                                                 -----------     -----------

          Total cost                               3,959,080       3,918,122
Less accumulated depreciation                      2,034,675       1,933,262
                                                 -----------     -----------

          Net book value                         $ 1,924,405     $ 1,984,860
                                                 -----------     -----------
                                                 -----------     -----------


Certain Bank facilities and equipment are leased under various operating leases. Rental expense was $8,253 in 1996 and $-0- in 1995.

Future minimum rental commitments under noncancelable leases are:

                       1997                      $    18,771
                       1998                           18,771
                       1999                           17,369
                       2000                           16,443
                       2001                            9,592
                       Thereafter                         --
                                                 -----------
                                                 $    80,946
                                                 -----------
                                                 -----------

NOTE 6    LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid balances of these loans at December 31 are summarized as follows:

                                                            1996           1995            1994
                                                       ------------   ------------   ------------
Mortgage loans underlying pass through certificates:
  GNMA                                                 $  2,868,539   $  3,594,512   $  3,890,825
  FHLMC                                                   6,574,245      7,637,528      8,669,839
Mortgage loan portfolios serviced for:
  FNMA                                                   33,904,655     35,531,557     37,689,044
  Other investors                                         1,418,465      1,637,020      1,845,001
                                                       ------------   ------------   ------------

                                                       $ 44,765,904   $ 48,400,617   $ 52,094,709
                                                       ------------   ------------   ------------
                                                       ------------   ------------   ------------

                                  (Continued)

                 ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


NOTE 6    LOAN SERVICING  (CONTINUED)

Custodial escrow balances maintained in connection with the foregoing loan servicing were $416,134 and $496,680 at December 31, 1996 and 1995, respectively.

Mortgage servicing rights of $37,842 and $12,519 were capitalized in 1996 and 1995, respectively.

Following is an analysis of the aggregate changes in servicing rights asset balances for the years 1996, 1995 and 1994.

Balance, January 1, 1994                                         $   458,221
Amortization*                                                        (62,584)
                                                                 -----------

Balance, January 1, 1995                                             395,637
Amortization*                                                        (48,302)
Originated mortgage servicing rights                                  12,519
                                                                 -----------

Balance, January 1, 1996                                             359,854
Amortization*                                                        (52,142)
Originated mortgage servicing rights                                  37,842
                                                                 -----------

Balance, December 31, 1996                                       $   345,554
                                                                 -----------
                                                                 -----------


* Includes valuation adjustments, if any, due to changes in prepayment assumptions


NOTE 7    FORECLOSED REAL ESTATE

Net losses from foreclosed real estate operations were as follows:

                                            Years ended December 31
                                   -----------------------------------------
                                      1996            1995          1994
                                   ----------      ----------    -----------
Income:
  Rental income                    $      493      $    1,000    $     2,706
  Gains on sale of real estate            957          13,105            882
Expenses:
  Real estate expenses                (42,807)        (57,209)      (215,905)
  Loss on sale of real estate          (1,469)        (14,776)       (60,629)
                                   ----------      ----------    -----------

Real estate operations, net        $  (42,826)     $  (57,880)   $  (272,946)
                                   ----------      ----------    -----------
                                   ----------      ----------    -----------


                                  (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7  FORECLOSED REAL ESTATE  (CONTINUED)

An analysis of the allowance for losses on real estate owned is as follows:

                                             Years ended December 31
                                        --------------------------------
                                          1996       1995         1994
                                        -------    -------    ----------
Balance at beginning of period          $40,000    $40,000    $1,433,722
Less charges against the allowance           --         --     1,393,722
                                        -------    -------    ----------

Balance at end of period                $40,000    $40,000    $   40,000
                                        -------    -------    ----------
                                        -------    -------    ----------

There were no provisions for further losses on real estate owned during 1996, 1995 and 1994.


NOTE 8  CONCENTRATION OF CREDIT RISK

The Bank invests available funds in mortgage-backed securities and interest-bearing deposits and maintains funds in other depository institutions, including the FHLB of Dallas. The Bank currently holds no mutual funds as they were liquidated during 1994. Generally, the Bank's investments in U.S. Government securities and mortgage-backed securities are recorded in book entry form only, and the Bank does not take possession of the actual investment certificates. The Bank's investment in interest-bearing deposits, excluding those with the FHLB of Dallas, is normally limited to amounts covered by applicable Federal Deposit Insurance Corporation (FDIC) limits.

The Bank has two full service bank locations in Clovis, New Mexico and another in Portales, New Mexico. The Bank has also opened a loan production office in Rio Rancho, New Mexico, near Albuquerque. The Bank's primary service area includes the New Mexico counties of Bernalillo, Cibola, Curry, De Baca, Los Alamos, Roosevelt, Sandoval, Santa Fe, Torrance, Valencia, and the Texas counties of Parmer and Bailey.

The Bank has historically been a major lender of mortgage loans in the Eastern New Mexico area and is dedicated to the promotion of thrift through the solicitation of savings accounts. The Bank's four offices primarily service the Curry and Roosevelt counties of New Mexico and the adjoining West Texas counties. The Bank offers a comprehensive range of credit and depository services, while conducting business in a manner based on financial stability, service, and community involvement.

The Bank grants consumer, commercial business, commercial real estate, and residential loans to customers in its trade area. Generally, the loans are secured by real estate; however, the Bank does make consumer loans and commercial loans. The loans are expected to be repaid from the cash flow of the borrowers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon their own economic situation.


                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8  CONCENTRATION OF CREDIT RISK  (CONTINUED)

The Bank's collateral policy is to secure all real estate loans by mortgages, place first liens on available assets underlying commercial loans, and perfect purchase money liens on consumer loan products. The Bank grants unsecured loans to its customers.

NOTE 9  DEPOSITS

The composition of deposits and the effective rates of interest at December 31 were as follows:

                                                                               1996         1995
                                                                           -----------  ------------
Checking accounts - noninterest bearing                                    $ 1,516,040  $    575,811
Savings accounts (1996 - 2.50%; 1995 - 2.75%)                                8,321,164     9,281,440
Insured Money Market accounts (1996 - 2.80%-4.65%; 1995 - 2.30%-3.70%)      10,511,090    11,414,311
Transaction accounts (1996 - 1.25%-2.70%; 1995 - 2.30%-3.30%)                6,899,439     7,386,076
Certificates of deposit:
  2.01% - 3.00%                                                                 88,325            --
  3.01% - 4.00%                                                              1,059,988       997,702
  4.01% - 5.00%                                                             44,704,647    14,103,880
  5.01% - 6.00%                                                             18,517,979    52,596,029
  6.01% - 7.00%                                                              5,998,426    13,086,788
  7.01% - 8.00%                                                                546,903     1,144,070
  8.01% - 9.00%                                                                     --        47,017
                                                                           -----------  ------------
                                                                           $98,164,001  $110,633,124
                                                                           -----------  ------------
                                                                           -----------  ------------

At December 31, 1996, the scheduled maturities of certificates of deposits are as follows:

                                                                                         Percent of
                                                                              Amount       total
                                                                           -----------  ------------
1997                                                                       $21,512,160       30.3%
1998                                                                        39,325,240       55.5
1999                                                                         5,603,120        7.9
2000                                                                         2,288,868        3.2
2001                                                                         1,373,703        1.9
Thereafter                                                                     813,177        1.2
                                                                           -----------  ------------

                                                                           $70,916,268      100.0%
                                                                           -----------  ------------
                                                                           -----------  ------------

At December 31, 1996 and 1995, individual deposit accounts in excess of $100,000 amounted to $2,341,263 and $5,272,739, respectively.


                                 (Continued)

                 ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE 9  DEPOSITS  (CONTINUED)

Interest expense on deposits for the years ended December 31 was as follows:

                              1996           1995          1994
                          ----------     ----------     ----------
Savings accounts          $  225,687     $  294,322     $  353,869
Money Market accounts        319,687        502,089        486,675
Transaction accounts         150,649        154,712        219,561
Certificates of Deposit    3,996,415      4,391,224      3,255,460
                          ----------     ----------     ----------

                          $4,692,438     $5,342,347     $4,315,565
                          ----------     ----------     ----------
                          ----------     ----------     ----------

At December 31, 1996 and 1995, the Bank had accrued interest payable on certificates of deposit totaling $98,320 and $213,729, respectively. The weighted average interest rate on deposits was 4.46%, 4.67%, and 3.60% for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 10  FEDERAL HOME LOAN BANK ADVANCES

Each FHLB is authorized to make advances to its members, subject to such regulations and limitations as the FHLB may prescribe. At December 31, 1996, advances from FHLB were collateralized by investment securities totaling $5,068,000 and accrued interest at rates ranging between 5.45% and 5.5% and mature in January 1997. The Bank is also required to maintain stock ownership in the FHLB of at least a minimum percentage of its loans. At December 31, 1996, the Bank maintained an excess investment in stock of the FHLB. There were no advances from FHLB at December 31, 1995.

NOTE 11  INCOME TAXES

At December 31, 1996, the Company had remaining net operating loss ("NOL") carryforwards of approximately $6,487,000 for federal income tax purposes which expire in varying amounts through 2010. The Company also has a capital loss carryforward of $88,000 for tax purposes which will expire in 1998 and 1999. In addition, the alternative minimum tax ("AMT") NOL carryforward and AMT credit carryforward were approximately $6,860,000 and $101,000, respectively, which expire in varying amounts through 2010. Investment tax credit carryforwards of approximately $44,000 expire in varying amounts through 2005. At December 31, 1996, the Bank had remaining NOL carryforwards of approximately $43,947,000 for state income tax purposes which expire in varying amounts through 2005. These state NOL carryforwards are substantially more than the federal NOL carryforwards as a result of the exclusion of U.S. investment security and other income for state income tax purposes.


                                 (Continued)

                  ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 11     INCOME TAXES  (CONTINUED)

Section 382 of the Internal Revenue Code ("Code") provides that the aforementioned tax NOL carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year testing period. Due to the fact that the Company has a tax NOL carryforward, it is required to report changes in ownership of 5% or greater of stockholders annually to the Internal Revenue Service. The statute and applicable Treasury regulations are extremely complex. The Company believes that no change of ownership as defined in applicable Section 382 regulations occurred through the three-year testing period ended December 31, 1996. However, the issuance of the stock contemplated by the supplemental offering described in Note 18 may result in
such a change in ownership.   If such a change in ownership occurs, the
annual use of the tax NOL carryforwards would be subject to an annual limitation.

Under the Code, the Company is allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses on mortgage loans. For taxable years beginning before January 1, 1987, the provision of the Code permitted the Bank to deduct from taxable income an addition to the tax bad debt reserve based on a percentage
of taxable income (ranging from 32% to 60%).   Due to changes made by the Tax
Reform Act of 1986, for tax years beginning after December 31, 1986, the percentage has been reduced to 8%.

Stockholders' equity at December 31, 1996 includes approximately $2,100,000 for which no provision for Federal income tax has been accrued. These amounts represent allocation of income to bad debt reserves for tax purposes only. Reduction of amounts so allocated for purposes other than losses on loans will create income for tax purposes only, which will be subject to the then current corporate tax rate.

The Company, the Bank and FEDCO are parties to a tax sharing agreement. The general provisions of the agreement require the Bank and FEDCO to pay the Company on the tax due date the taxes due calculated for each entity. The Company in turn calculates the taxes due on a consolidated basis and forwards the required payments to the taxing authorities.

The reasons for the differences between the statutory federal income tax rates and the effective tax rates for the years ended December 31 are summarized as follows:

                                      1996       1995       1994
                                     -----      -----     -------
Statutory rates                       34.0 %     34.0 %      34.0 %
Effect of net operating loss         (34.0)%    (34.0)%     (34.0)%
Deferred tax asset valuation
  allowance adjustment                  --         --     (125.01)%
                                     -----      -----     -------
                                        -- %       -- %   (125.01)%
                                     -----      -----     -------
                                     -----      -----     -------

The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes thereon were as follows:

                                  (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 11     INCOME TAXES  (CONTINUED)

                                        December 31,       Net        December 31,       Net        December 31,
                                           1994          change          1995           change          1996
                                        -----------     --------      -----------     ---------     -----------
OPERATIONAL ITEMS:
------------------

  Deferred taxes assets:
    Net operating loss carryforward     $ 2,255,000     $(99,000)     $ 2,156,000     $ 361,000     $ 2,517,000
    Bad debt deduction and deferred
      loan fees                             182,000      (20,000)         162,000         1,000         163,000
    Other                                        --        7,000            7,000         1,000           8,000
                                        -----------     --------      -----------     ---------     -----------
                                          2,437,000                     2,325,000                     2,688,000
    Valuation allowance                  (1,795,000)     161,000       (1,634,000)     (320,000)     (1,954,000)
                                        -----------     --------      -----------     ---------     -----------
    Deferred tax assets                     642,000       49,000          691,000        43,000         734,000
                                        -----------     --------      -----------     ---------     -----------
  Deferred tax liabilities:
    Depreciation                           (271,000)      (9,000)        (280,000)        5,000        (275,000)
    FHLB stock dividend                    (182,000)     (36,000)        (218,000)      (34,000)       (252,000)
    Originated mortgage servicing
      rights                                     --       (4,000)          (4,000)      (14,000)        (18,000)
                                        -----------     --------      -----------     ---------     -----------
      Deferred tax liabilities             (453,000)     (49,000)        (502,000)      (43,000)       (545,000)
                                        -----------     --------      -----------     ---------     -----------
      Net deferred tax asset            $   189,000     $     --      $   189,000     $      --     $   189,000
                                        -----------     --------      -----------     ---------     -----------
                                        -----------     --------      -----------     ---------     -----------

EQUITY ITEMS:
-------------

  Deferred tax assets:
    Investments                         $   124,000     $(54,000)     $    70,000     $  (2,000)    $    68,000
                                        -----------     --------      -----------     ---------     -----------
                                            124,000                        70,000                        68,000
    Valuation allowance                    (124,000)      54,000          (70,000)        2,000         (68,000)
                                        -----------     --------      -----------     ---------     -----------
    Deferred tax assets                          --           --               --            --              --

  Deferred tax liabilities                       --           --               --            --              --
                                        -----------     --------      -----------     ---------     -----------
    Net deferred tax asset              $        --     $     --      $        --     $      --     $        --
                                        -----------     --------      -----------     ---------     -----------
                                        -----------     --------      -----------     ---------     -----------

NOTE 12     REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                                  (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 12     REGULATORY MATTERS  (CONTINUED)

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the implementation of Office of Thrift Supervision (OTS) regulations on December 7, 1989, effective date of the new capital standards, the Bank must have: (1) core capital equal to 3% of adjusted total assets;
(2) tangible capital equal to 1.5% of adjusted total assets; and (3) total capital equal to 8.0% of risk-weighted assets, which includes off-balance sheet items.

The following table is a reconciliation of the Bank's capital for regulatory purposes at December 31, 1996 as reported to the OTS.

                                                           Tangible        Core         Risk-based
                                            Assets          capital       capital        capital
                                         ------------     ----------     ----------     ----------
Total assets                             $106,864,176
Liabilities carried net of assets
  for regulatory purposes                     (25,400)
Net unrealized depreciation on
  available-for-sale securities, net          198,595
                                         ------------
Adjusted regulatory total assets         $107,037,371
                                         ------------
                                         ------------
Risk-based assets                        $ 42,515,000
                                         ------------
                                         ------------

Stockholders' equity                                      $5,096,936     $5,096,936     $5,096,936
Net unrealized depreciation on
  available-for-sale securities, net                         198,595        198,595        198,595
General valuation allowance                                       --             --        429,241
                                                          ----------     ----------     ----------
Regulatory capital                                         5,295,531      5,295,531      5,724,772
Regulatory capital required                                1,605,561      3,211,121      3,401,200
                                                          ----------     ----------     ----------
Excess regulatory capital                                 $3,689,970     $2,084,410     $2,323,572
                                                          ----------     ----------     ----------
                                                          ----------     ----------     ----------
Bank's capital to adjusted
  regulatory assets                                             4.95%          4.95%
                                                          ----------     ----------
                                                          ----------     ----------

Bank's capital to risk-based assets                                                          13.47%
                                                                                        ----------
                                                                                        ----------

                                  (Continued)

                     ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


NOTE 12   REGULATORY MATTERS  (CONTINUED)

In 1992, the Bank was deemed to be undercapitalized by the OTS and agreed to the issuance in July 1993 of a Prompt Corrective Action Directive ("APCAD"), which was amended in August 1994. The APCAD required the Bank to submit a capital restoration plan to the OTS, prescribed restrictions on dividends, management fees, asset growth, branching and other matters and established unreserved capital levels for the Bank. The Bank is currently in compliance with the
APCAD.   The following table represents the Bank's capital ratios and the APCAD requirements as of December 31, 1996.

                                                       Actual
                                            APCAD     December
                                          required    31, 1996     Excess
                                          --------    ---------    ------

Core capital ...........................    4.0%        4.95%        .95%
Leverage ratio capital .................    4.0         4.95         .95
Risk-based capital .....................    8.0        13.47        5.47

However, the OTS has sole discretion as to if and when the APCAD will be removed.

Effective as of June 17, 1996, the Board of Directors of the Bank and the OTS signed a Supervisory Agreement which states that it is of mutual benefit for the Bank to do the following:

          1. Complete and submit a revised business and capital plan which will:
               a.   Increase core capital to 6% as of December 31, 1996,
               b.   Increase core capital to 7% as of June 30, 1997.
          2. Create an asset/liability and investment committee of the Board to oversee and review pricing activities, investment selection and interest rate risk.
          3. Report quarterly on the Bank's operating results and explain variances of actual results to budgeted projections.

This agreement may be suspended in part or in whole by the OTS Regional Director. In November 1996, the OTS waived the 6% core capital requirement contained in the Supervisory Agreement. However, the June 30, 1997 core capital requirement of 7% is still applicable.

NOTE 13   STOCK OPTION PLAN

Under the 1986 Stock Option and Incentive Plan ("Plan"), as amended, the Bank could grant Incentive and Non-Incentive Stock Options, as well as Stock Appreciation Rights ("SARs") to officers, directors, key employees and other persons up to a maximum of 68,250 shares of the Bank's common stock. The Plan was administered by a committee of the Board of Directors. The Plan terminated in August 1996.


                                (Continued)

                     ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


NOTE 13   STOCK OPTION PLAN  (CONTINUED)

Under the provisions of the Plan, stock options have a term that was determined by the committee, but not to exceed ten years from the date of grant. However, in the case of optionees who own in excess of 10% of the outstanding common stock of the Bank, the term of the stock option may not exceed five years. The aggregate fair market value of the options for which any persons could be granted in any calendar year could not exceed $100,000.

The following table summarize certain information relative to stock options:

                                                           December 31
                                                       ---------------------
                                                         1996       1995
                                                       -------   -----------

Number of shares under non-incentive option             12,809        39,000

Option price of shares under option                    $  5.50   $5.25-$6.00

Weighted average option price of shares under option   $  5.50         $5.35

Number of shares exercisable                            12,809        39,000

During 1996, 36,500 shares of common stock were issued in connection with exercises of stock options. The aggregate amount of the exercises was $193,500. The remaining 2,500 options existing at December 31, 1995 expired during 1996. There were no stock options exercised during the two years in the period ended December 31, 1995.

As a result of the aforementioned August 1996 termination of the Plan, there are no remaining shares of the Bank's common stock available for the issuance of additional options under the terms of the Plan.

The Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION during 1996. The Statement defines a fair value based method of accounting (i.e., using an option pricing model such as Black-Scholes) for employee stock options or similar equity instrument plans, but also allows an entity to measure compensation costs for those plans using the intrinsic value (the amount by which the market price of the underlying stock exceeds the underlying price of the option) based method accounting as prescribed by Accounting Principles Board Opinion No. 25. The Company has elected to continue using the intrinsic value based method as allowed by the Statement. Management believes that had the fair value of options issued during 1996 and 1995 been recorded as compensation expense, there would have been an insignificant impact on those year's net income (loss) and net income (loss) per share of common stock.


                                (Continued)

                     ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


NOTE 14       PROFIT SHARING AND 401(K) PLANS

The Company and the Bank have a profit sharing/employee stock ownership plan for which substantially all employees are eligible. Contributions, when made, may be made in the form of cash or in common stock of the Company. Contribution amounts are based upon employee's compensation, but may not exceed maximum deductible limits for federal income tax purposes. No contributions were made in 1996, 1995, and 1994.

Effective January 1, 1989, this plan was amended to include a 401(k) before-tax salary deferral feature. Employees may elect to contribute to the plan and such contributions may be matched by the Bank as a percentage of each employee's contribution. Employer contributions made to the 401(k) plan for the years ended December 31, 1996, 1995, and 1994 totaled $3,431, $1,753, and $1,821, respectively. Total contributions per employee, for all parts of the plan, made by the Bank or the employee, cannot exceed the lesser of $30,000 or 25% of the employee's compensation.


NOTE 15   FINANCIAL INSTRUMENTS

The Bank may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial position. The contract or notional amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At December 31, 1996, unfunded credit commitments are as follows:

          Commitments to extend credit   $  897,097
          Lines of credit                $  291,016
          Credit cards                   $  519,321

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon. The total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customers.


                                (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 15  FINANCIAL INSTRUMENTS  (CONTINUED)

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Currently, letters of credit are not extended beyond one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral and personal guarantees as deemed necessary. At December 31, 1996, the Bank had no standby letters of credit outstanding.

At December 31, 1996, the Bank had no open interest rate swaps, futures, options, or forward contracts.

At December 31, 1996 and 1995, the Bank had $1,170,442 and $1,832,398,
respectively, of commitments to sell newly-originated single family residential loans.

SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a part of the Bank's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current exchange. Further, as it is management's intent to hold a portion of its financial instruments to maturity, it is not probable that the fair values shown below will be realized in a current transaction. In addition, fair value estimates are based solely on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Examples would include portfolios of loans serviced for others, investments in real estate, premises and equipment, and deferred tax assets.

Because of the wide range of permissible valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of the fair value information to that of other financial institutions. The aggregate fair value amount should in no way be construed as representative of the underlying value of the Company and/or the Bank.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

CASH AND CASH EQUIVALENTS - The carrying amount for cash and cash equivalents approximates the assets' fair value because of the short maturity of those instruments.

SECURITIES - The fair value of long-term investments such as U.S. Government and agency obligations and mortgage-backed securities is estimated based on bid quotations received from securities dealers and the FHLB.


                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 15  FINANCIAL INSTRUMENTS  (CONTINUED)

LOANS RECEIVABLE - Fair values are estimated for portfolios of loans with similar financial characteristics. Mortgage loans are segregated by type, including but not limited to residential, commercial and construction. Consumer loans are segregated by type, including but not limited to home improvement loans, automobile loans, loans secured by deposits and secured and unsecured personal loans. Each loan category may be segmented, as appropriate, into fixed and adjustable interest rate terms, ranges of interest rates, performing and non-performing, and repricing frequency.

For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting the future scheduled and unscheduled cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Unscheduled cash flows take the form of estimated prepayments and may be based upon historical experience as well as anticipated experience derived from current and prospective economic and interest rate environments. For certain types of loans, anticipated prepayment experience exists in published tables from securities dealers.

The fair value of significant non-performing mortgage loans is based on estimated value of the collateral. Where appraisals are not available, estimated cash flows are discounted using a rate commensurate with the credit risk associated with those cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgementally determined using available market information and specific borrower information. The fair value of non-performing consumer loans is based on historical experience with such loans.

The fair value of loans held-for-sale is estimated based on outstanding commitments from investors or current market prices for similar loans.

FEDERAL HOME LOAN BANK STOCK - The fair value of stock in the FHLB is estimated to be equal to its carrying amount given it is not a publicly traded equity security, it has an adjustable dividend rate, and all transactions in the stock are executed at the stated par value.

DEPOSITS AND ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE - The fair value of deposits with no stated maturity, such as interest-bearing or non-interest-bearing checking accounts, savings accounts, money market accounts and advances from borrowers for taxes and insurance is equal to the amount payable upon demand. The fair value of certificates of deposit is based on the lower of redemption or discounted value of contractual cash flows. Discount rates for certificates of deposit are estimated using current market rates.

FEDERAL HOME LOAN BANK ADVANCES - The estimated fair value of the FHLB advances is normally based upon the discounted value of the differences between contractual interest rates and current market rates for similar agreements. However, the estimated fair value is the same as the carrying value due to the short-term nature of the advances.


                                 (Continued)

                 ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE 15  FINANCIAL INSTRUMENTS  (CONTINUED)

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The fair value of off-balance sheet financial instruments is estimated to equal the carrying amount at December 31, 1996 and 1995.

NON-FINANCIAL INSTRUMENTS - SFAS No. 107 does not permit financial institutions to take into account the value of long-term relationships with depositors, commonly known as core deposit intangibles, when estimating the fair value of deposit liabilities. These intangibles are considered to be separate intangible assets that are not financial instruments. Nonetheless, financial institutions' core deposits have typically traded at premiums to their book values under both historical and current market conditions.

Likewise, SFAS No. 107 does not permit financial institutions to take into account the value of the cash flows and income stream derived from its portfolio of loans serviced for others.

The estimated fair values of the Bank's financial instruments are shown below:

                                                   December 31, 1996            December 31, 1995
                                               -------------------------   --------------------------
                                               Carrying   Estimated fair   Carrying    Estimated fair
                                                amount        value         amount         value
                                               --------   --------------   --------    --------------
                                                                    (In Thousands)
Financial assets:
  Cash and cash equivalents                     $ 2,199      $ 2,199       $  6,753       $  6,753
  Certificates of deposit                           381          383            476            477
  Securities available-for-sale                  23,640       23,640         33,090         33,090
  Securities held-to-maturity                    29,113       28,470         36,404         36,025
  Loans held-for-sale                               564          577            861            875

  Loans receivable                               45,596       45,856         34,332         35,919
  Accrued interest receivable                       598          598            693            693
  FHLB stock                                      1,572        1,572          1,483          1,483

Financial liabilities:
  Deposits                                       98,164       95,821        110,633        111,710
  Accrued interest payable                          351          351            402            402
  Advance payments by borrowers for taxes and
   insurance                                        252          252            311            311
  FHLB advances                                   3,000        3,000             --             --


                                 (Continued)

                     ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


NOTE 15       FINANCIAL INSTRUMENTS  (CONTINUED)

The deferred income amounts arising from unrecognized financial instruments are not significant. Also, these financial instruments have contractual interest rates at or above current market rates. Therefore, no market value disclosure is provided for these items.

NOTE 16       CONTINGENCIES

In the normal course of business, the Bank is involved in litigation which, in the Bank's opinion, will not have a material effect on the Bank. The following is a discussion of additional litigation involving the Bank.

On February 1, 1996, an Order of Dismissal was entered by the court with respect to a certain derivative lawsuit ("Derivative Lawsuit") which had been filed on May 19, 1994 and amended on November 2, 1994. The Derivative Lawsuit was filed by two stockholders, one of whom was a former director of the Bank, alleging a number of intentional and negligent acts and omissions in the management of the Bank which allegedly resulted in damages and losses suffered by the Bank. The court dismissed, with prejudice, all claims against all defendants, except a former president, who was also chief executive officer and a director (the "Former President") of the Bank. A dismissal with prejudice means that the charges cannot be refiled. The court also ordered plaintiffs to pay reasonable expenses, including attorney's fees, to the Bank's former independent auditors. A notice of appeal was filed by the plaintiff. The Bank cannot currently predict the outcome of the appeal.

If final judgment in their favor is received in the Derivative Lawsuit, certain of the current and former director defendants may make demand on the Bank for indemnification of their legal expenses pursuant to OTS regulations. The disinterested members of the Bank's Board of Directors must approve said indemnification and give 60 days notice to the OTS of the Bank's intention to make such indemnification. No such indemnification shall be made if the OTS advises the Bank in writing, within the 60 day notice period, of its objection thereof. Currently, no demand for indemnification has been made by any of the current defendants.

With respect to the Former President, the court dismissed the claims in the Derivative Lawsuit without prejudice in order to allow the Bank to pursue such claims in Federal Court. In May 1995, the Bank filed a lawsuit against the Former President in the United States District Court for the District of New Mexico. In the lawsuit, the Bank asserts that the defendant engaged in fraudulent conduct and breached his duties of loyalty and care to the Bank, all of which resulted in losses and damages to the Bank. The Bank is seeking recovery of damages from the defendant in excess of $2.8 million, plus interest and punitive damages. The Bank's lawsuit against the Former President is scheduled for trial in March 1997. Legal fees to date with respect to the Bank's lawsuit against the Former President have been accrued and paid. The Company does not anticipate that any future legal fees and expenses with respect to this lawsuit will materially adversely affect its financial condition or results of operations.

                                     (CONTINUED)

                     ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


NOTE 17       PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

The following condensed statement of financial condition as of December 31, 1996 and statements of operations and cash flows for the year then ended for the Company should be read in conjunction with the consolidated financial statements and notes thereto.

                         STATEMENT OF FINANCIAL CONDITION

Assets:
   Cash and cash equivalents                 $         5
   Investment in the Bank                      5,096,936
   Organizational cost, net                      163,373
   Other assets                                   95,165
                                             -----------
      Total assets                           $ 5,355,479
                                             -----------
Liabilities:                                 -----------
   Accounts payable and accrued expenses     $   269,357
                                             -----------
      Total liabilities                          269,357
                                             -----------
Stockholders' equity:
   Common stock                                    7,322
   Additional paid-in capital                  7,019,577
   Accumulated deficit                        (1,742,182)
   Net unrealized depreciation on
    available-for-sale securities, net          (198,595)
                                             -----------
      Total stockholders' equity               5,086,122
                                             -----------
      Total liabilities and stockholders'
       equity                                $ 5,355,479
                                             -----------
                                             -----------

                                     (CONTINUED)

                  ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 17  PARENT COMPANY CONDENSED FINANCIAL STATEMENTS  (CONTINUED)

                            STATEMENT OF OPERATIONS

Equity in loss of the Bank                                $  (723,756)
Other expense                                                  (9,814)
                                                          -----------
    Net loss                                              $  (733,570)
                                                          -----------
                                                          -----------
                           STATEMENT OF CASH FLOWS

Operating activities:
  Net loss                                                $  (733,570)
  Equity in loss of the Bank                                  723,756
  Amortization                                                  9,814
                                                          -----------
    Net cash provided by operating activities                      --
                                                          -----------
Investing activities:
  Purchase of common stock of the Bank                         (1,000)
                                                          -----------
    Net cash used in investing activities                      (1,000)
                                                          -----------
Financing activities:
  Organization costs                                         (173,187)
  Rights offering costs incurred                              (95,165)
  Increase in payable to Bank                                 269,357
                                                          -----------
    Net cash provided by financing activities                   1,005
                                                          -----------
Net increase in cash and cash equivalents                           5
Cash and cash equivalents at beginning of period                   --
                                                          -----------
Cash and cash equivalents at end of period                $         5
                                                          -----------
                                                          -----------

                                  (Continued)
                                     F-32

                  ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 18  SUBSEQUENT EVENTS

Beginning in December 1996, the Company offered to the then existing stockholders of the Company subscription rights for the issuance of 732,198 shares of the Company's common stock at a subscription price of $5.25 per share. Holders of the subscription rights were able to exercise their subscription rights until the expiration date on February 14, 1997. An aggregate of 286,054 shares of the 732,198 shares of common stock were subscribed which amounted to $1,501,783. The remaining 446,144 shares are now being offered to other investors at the same subscription price of $5.25 per share. The supplemental offering of the remaining shares will expire on March 19, 1997 unless it is extended by the Company. Management is currently unable to determine how many shares, if any, will be sold to other investors prior to the expiration of the supplemental offering.

On February 12, 1997, the Company entered into a line of credit with a borrowing capacity of $100,000. The note bears interest at a prime rate as quoted by THE WALL STREET JOURNAL and is payable on demand and matures August 12, 1997. The note is collateralized by all of the Company's monies, instruments and savings, checking and other deposit accounts.

                            GLOSSARY OF CERTAIN TERMS


The following are definitions of certain terms used in this report on Form
10-KSB.

ARM................Adjustable Rate Mortgage
BIF................Bank Insurance Fund
CAMEL..............Capital adequacy, Asset quality, Management/administration,
                   Earnings, Liquidity-asset/liability management
CD.................Certificate of Deposit
CRA................Community Reinvestment Act
DIF................Deposit Insurance Fund
EGRPRA.............Economic Growth and Regulatory Paperwork Reduction Act of
                   1996
FDIC...............Federal Deposit Insurance Corporation
FDICIA.............Federal Deposit Insurance Corporation Improvement Act
FHA................Federal Housing Administration
FHLB...............Federal Home Loan Bank
FHLBB..............Federal Home Loan Bank Board
FHLMC..............Federal Home Loan Mortgage Corporation
FICO...............Financing Corporation Funding
FNMA...............Federal National Mortgage Association
GNMA...............Government National Mortgage Association
HOLA...............Home Owners' Loan Act
IRR................Interest Rate Risk
NOW................Negotiable Order of Withdrawal
NPV................Net Present Value
OTS................Office of Thrift Supervision
QTL................Qualified Thrift Lender
SAIF...............Savings Association Insurance Fund
SBA................Small Business Administration
VA.................Veterans Administration

                                   INDEX TO EXHIBITS

EXHIBIT NO.                           DESCRIPTION
----------  -------------------------------------------------------------------
    3.1 Certificate of Incorporation of the Company (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

    3.2 Bylaws of the Company (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

   10.1 Agreement and Plan of Reorganization and Plan of Merger (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

***10.2 1986 Stock Option and Incentive Plan (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

   10.3 Profit Sharing and Employee Stock Ownership Plan of First Savings Bank, F.S.B. (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

   10.3.1 Amendment Number One to Profit Sharing and Employee Stock Ownership Plan of First Savings Bank, F.S. B. (refiled) (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

   10.4 Agreement for Standby Letter of Credit Advances/Confirmation, Collateral Pledge and Security Agreement with FHLB of Dallas (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

   10.5 Amended Prompt Corrective Action Directive (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

***10.6 Employment Agreement with Kenneth J. Huey, Jr. (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

***10.7     Employment Agreement with Norman R. Corzine*

   10.8 Bisys Document Processing, Inc. Item Processing Agreement (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

   10.8.1 Bisys Document Processing, Inc. Item Processing Agreement (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

   10.9     Bisys Data Processing Acknowledgment and Assignment
            (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

   21       Subsidiaries of the Small Business Issuer*

   23       Consent of Independent Accountants*

   27       Financial Data Schedule*

   99.1 Supervisory Agreement between the Bank and the OTS (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)**

-------------------
  *  Filed herewith
 **  Previously filed
*** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13(a) of Form 10-KSB.