Form 10QSB
period 1997-03-31
ACCESS ANYTIME BANCORP INC
filed 1997-04-21
CIK 1024015

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ________________ TO _______________________

                        COMMISSION FILE NUMBER:  0-28894

                          ACCESS ANYTIME BANCORP, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                            85-0444597
---------------------------------                          --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

               801 PILE STREET, CLOVIS, NEW MEXICO           88101
         ---------------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:     (505) 762-4417
                                                    ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X          No
     --------           --------

                1,193,076 Shares of Capital Stock $.01 par value
                        Outstanding as of April 21, 1997

Transitional Small Business Disclosure Format (check one):
Yes           No     X
    --------     --------

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

      Unaudited Consolidated Statements of Financial Condition . . . . . . . . 3

      Unaudited Consolidated Statements of Operations. . . . . . . . . . . . . 4

      Unaudited Consolidated Statements of Changes in
      Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . 5

      Unaudited Consolidated Statements of Cash Flows. . . . . . . . . . . . . 6

      Notes to Consolidated Financial Statements (Unaudited) . . . . . . .7 - 11

   Item 2 - Managements' Discussion and Analysis of Financial Condition
   and Results of Operations . . . . . . . . . . . . . . . . . . . . . . 12 - 15

PART II - OTHER INFORMATION

   Item 5 - Other Information. . . . . . . . . . . . . . . . . . . . . . . . .16

   Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The following consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make such financial statements not misleading.


ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                      March 31,         December 31,
                                                                        1997                1996
                                                                    ------------        ------------
ASSETS
Cash and cash equivalents                                             $6,678,427          $2,199,227
Certificates of deposit                                                1,580,356             380,570
Securities available-for-sale
   (aggregate cost of $18,084,042 and $23,838,281)                    17,941,532          23,639,686
Securities held-to-maturity
   (aggregate fair value of $26,501,496 and $28,470,335)              27,010,057          29,113,430
Loans held-for-sale
   (aggregate fair value of $436,747 and $576,994)                       431,564             564,361
Loans receivable                                                      47,734,110          45,596,212
Interest receivable                                                      565,945             598,327
Real estate owned                                                         77,896              86,114
FHLB stock                                                             1,594,634           1,572,334
Premises and equipment                                                 1,898,244           1,924,405
Servicing rights                                                         342,328             345,554
Organizational cost, net of accumulated amortization of $19,353          153,834             163,373
Other assets                                                             483,020             669,764
                                                                    ------------        ------------
     Total assets                                                   $106,491,947        $106,853,357
                                                                    ------------        ------------
                                                                    ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                         $ 98,560,017        $ 98,164,001
   Federal Home Loan Bank advances                                                         3,000,000
   Accrued interest and other liabilities                                269,590             351,135
   Advance payments by borrowers for taxes and insurance                 416,567              252,099
                                                                    ------------        ------------
        Total liabilities                                             99,246,174         101,767,235
                                                                    ------------        ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued
   Common stock, $.01 par value, authorized - 6,000,000
     shares, issued - 1,142,549 shares at March 31, 1997, and
     732,198 at December 31,1996                                          11,425               7,322
   Capital in excess of par value                                      9,008,333           7,019,577
   Accumulated deficit                                                (1,631,475)         (1,742,182)
   Net unrealized depreciation on available-for-sale securities, net    (142,510)           (198,595)
                                                                    ------------        ------------
        Total stockholders' equity                                     7,245,773           5,086,122
                                                                    ------------        ------------
        Total liabilities and stockholders' equity                  $106,491,947        $106,853,357
                                                                    ------------        ------------
                                                                    ------------        ------------

See accompanying notes to unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Three Month Periods Ended
                                                                               March 31,
                                                                      -----------------------------
                                                                         1997                1996
                                                                     -----------         -----------
Interest income:
   Loans receivable                                                   $1,012,369        $    784,702
   U.S. government agency securities                                      23,810              84,017
   Mortgage-backed securities                                            677,742             927,486
   Other interest income                                                  65,300             104,727
                                                                     -----------         -----------
      Total interest income                                            1,779,221           1,900,932
                                                                     -----------         -----------

Interest expense:
   Deposits                                                            1,035,941           1,277,523
   FHLB advances                                                          11,329               --
                                                                     -----------         -----------
      Total interest expense                                           1,047,270           1,277,523
                                                                     -----------         -----------
Net interest income before provision for loan losses                     731,951             623,409
Provision for loan losses charged (credited)                              22,784            ( 61,779)
                                                                     -----------         -----------
      Net interest income after provision for
          loan losses                                                    709,167             685,188
                                                                     -----------         -----------

Noninterest income:
   Loan servicing and other fees                                          83,890              87,549
   Net realized gains on sales of available-for-sale securities           17,637                --
   Net realized gains on sales of loans                                   37,455              36,247
   Real estate operations, net                                                89                --
   Other income                                                           96,039              75,008
                                                                     -----------         -----------
      Total other income                                                 235,110             198,804
                                                                     -----------         -----------

Noninterest expenses:
   Salaries and employee benefits                                        404,581             389,854
   Occupancy expense                                                     103,738              85,284
   Deposit insurance premium                                              59,194              98,728
   Advertising                                                            10,689               3,869
   Real estate operations, net                                              --                36,099
   Professional fees                                                      27,317              31,759
   Other expense                                                         228,051             214,944
                                                                     -----------         -----------
      Total other expenses                                               833,570             860,537
                                                                     -----------         -----------
Net income                                                            $  110,707        $     23,455
                                                                     -----------         -----------
                                                                     -----------         -----------

Net income per share of common stock                                  $      .12        $        .03
                                                                     -----------         -----------
                                                                     -----------         -----------

Average shares outstanding                                               895,968             695,698
                                                                     -----------         -----------
                                                                     -----------         -----------

See accompanying notes to unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                         Net
                                                                                                     Unrealized
                                                                                                    Depreciation
                                                                                                          On
                                             Common Stock                                             Available-
                                        --------------------------
                                                                       Capital In                      For-Sale
                                         Number of                      Excess of     Accumulated    Securities,
                                           Shares          Amount       Par Value       Deficit          Net             Total
                                        ----------    -----------    -----------     ------------   -----------       -----------
Balance at December 31, 1996               732,198       $  7,322     $7,019,577      $(1,742,182)   $ (198,595)      $ 5,086,122

Net income                                    --             --             --            110,707           --           110,707

Common stock issued                        410,351          4,103      1,988,756             --             --         1,992,859

Net changes in unrealized
   depreciation on available-
   for-sale securities, net                   --             --             --               --          56,085            56,085
                                        ----------    -----------    -----------     ------------   -----------       -----------
Balance at March 31, 1997                1,142,549        $11,425     $9,008,333      $(1,631,475)    $(142,510)       $7,245,773
                                        ----------    -----------    -----------     ------------   -----------       -----------
                                        ----------    -----------    -----------     ------------   -----------       -----------

See accompanying notes to unaudited consolidated financial statements.


ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three Month Periods Ended
                                                                                                      March 31,
                                                                                        --------------------------------
                                                                                             1997                1996
                                                                                        ------------        ------------
Cash flows from operating activities:
  Net Income                                                                            $    110,707        $     23,455
  Adjustments to reconcile net income to
    cash provided by (used in) operations:
     Depreciation                                                                             34,770              33,021
     Provision for loan losses charged (credited)                                             22,784             (61,779)
     Amortization of premiums on investment securities                                       138,199              45,601
     Amortization of organizational costs                                                      9,539                --
     Gain on sale of available-for-sale securities                                           (17,637)               --
     Proceeds from sales of available-for-sale securities                                  4,770,378                --
     Gain on sale of loans held-for-sale                                                     (37,455)            (36,247)
     Proceeds from sales of loans held-for-sale                                            2,264,423           2,415,926
     Originations of loans held-for-sale                                                  (2,094,171)         (2,787,870)
     Net (increase) decrease in accrued interest receivable and other assets                 208,270          (1,070,454)
     Decrease in accrued expense and other liabilities                                       (81,545)            (93,820)
                                                                                        ------------        ------------
       Net cash provided by (used in) operating activities                                 5,328,262          (1,532,167)
                                                                                        ------------        ------------

Cash flows from investing activities:
  Proceeds from maturities and principal repayments of
    available-for-sale securities                                                            894,308           5,028,245
  Purchases of held-to-maturity securities                                                      --            (5,000,000)
  Proceeds from maturities and principal repayments
    of held-to-maturity securities                                                         2,072,364           1,452,353
  Net (increase) decrease in certificates of deposit                                      (1,199,786)             95,214
  Net (increase) decrease in loans                                                        (2,160,682)         (1,089,032)
  Purchases of premises and equipment                                                         (8,609)            (12,544)
                                                                                        ------------        ------------
       Net cash provided by investing activities                                            (402,405)            474,236
                                                                                        ------------        ------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                                        396,016          (1,212,672)
  Net change in other borrowed funds                                                      (3,000,000)               --
  Net increase (decrease) in advance payments by
    borrowers for taxes and insurance                                                        164,468             (18,735)
  Net proceeds from issuance of common stock                                               1,992,859                --
                                                                                        ------------        ------------
       Net cash used in financing activities                                                (446,657)         (1,231,407)
                                                                                        ------------        ------------

Increase (decrease) in cash and cash equivalents                                           4,479,200          (2,289,338)
Cash and cash equivalents at beginning of period                                           2,199,227           6,752,606
                                                                                        ------------        ------------

Cash and cash equivalents at end of period                                              $  6,678,427        $  4,463,268
                                                                                        ------------        ------------
                                                                                        ------------        ------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                            $  1,052,125        $  1,128,563
    Income taxes                                                                                --                  100
Supplemental disclosure of non-cash investing activities
    Real estate acquired in settlement of loans                                                 --                  --
    Loans to facilitate the sale of real estate owned                                           --                  --

See accompanying notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

NOTE A - BASIS OF CONSOLIDATION AND PRESENTATION AND USE OF ESTIMATES

Access Anytime Bancorp, Inc. (the "Company") is a thrift holding company for its wholly-owned subsidiary First Savings Bank, F.S.B. a.k.a. First Bank ("the Bank") and the Bank's wholly-owned subsidiary, First Equity Development Corporation ("FEDCO"). The consolidated financial statements include the accounts and transactions of the Company, the Bank and FEDCO. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company was formed in 1996 and, through an agreement and plan of reorganization by and between the Company and the Bank, became the holding company for the Bank under a stock-for-stock exchange. As a result of this reorganization, the prior year's financial statements are presented to reflect the result of the reorganization. There was no effect on those year's net income or net income per share of common stock.

The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 consolidated financial statements in order for them to conform with the 1997 presentation.

-------------------------------------------------------------------------------
NOTE B - SECURITIES - BANK

A summary of investment securities available-for-sale is as follows:


                                                 Amortized                  Gross unrealized                     Fair
                                                   Cost                  Gains              Losses               Value
                                                ------------        ------------        ------------        ------------
AVAILABLE-FOR-SALE SECURITIES:

  March 31, 1997:
    Mortgage-backed securities:
      GNMA adjustable-rate                      $ 18,084,042        $     19,116        $    161,626        $ 17,941,532
                                                ------------        ------------        ------------        ------------
                                                $ 18,084,042        $     19,116        $    161,626        $ 17,941,532
                                                ------------        ------------        ------------        ------------
                                                ------------        ------------        ------------        ------------

  December 31, 1996:
    Mortgage-backed securities:
      GNMA adjustable-rate                      $ 23,838,281        $     18.365           $ 216,960        $ 23,639,686
                                                ------------        ------------        ------------        ------------
                                                $ 23,838,281        $     18,365        $    216,960        $ 23,639,686
                                                ------------        ------------        ------------        ------------
                                                ------------        ------------        ------------        ------------


                                                 Amortized                  Gross unrealized                     Fair
                                                   Cost                  Gains              Losses               Value
                                                ------------        ------------        ------------        ------------

HELD-TO-MATURITY SECURITIES:

  March 31, 1997:
    Mortgage-backed securities:
      FNMA participation certificates          $   5,159,512        $     --            $    175,718        $  4,983,794
      FHLMC participation certificates            20,019,578                 696             284,660          19,735,614
      FHLMC adjustable rates                       1,830,967              --                  48,879           1,782,088
                                                ------------        ------------        ------------        ------------
                                                $ 27,010,057        $        696        $    509,257        $ 26,501,496
                                                ------------        ------------        ------------        ------------
                                                ------------        ------------        ------------        ------------

  December 31, 1996:
    Mortgage-backed securities:
      FNMA participation certificates          $   5,355,122        $       --          $    162,192        $  5,192,930
      FHLMC participation certificates            21,896,565               4,818             453,206          21,448,177
      FHLMC adjustable rates                       1,861,743                --                32,515           1,829,228
                                                ------------        ------------        ------------        ------------
                                                $ 29,113,430        $      4,818        $    647,913        $ 28,470,335
                                                ------------        ------------        ------------        ------------
                                                ------------        ------------        ------------        ------------

-------------------------------------------------------------------------------
NOTE C - LOANS HELD-FOR-SALE - BANK

Loans held-for-sale are identified at the time the loan is originated, and recorded at the lower of amortized cost or fair value with only net unrealized losses included in the consolidated statements of operations.

                                              Gross unrealized
                                          ----------------------
                        Amortized cost     Gains          Losses     Fair Value
                        --------------    --------       -------    -----------
March 31, 1997            $431,564        $ 5,939           $756       $436,747
December 31, 1996          564,361         12,633           --          576,994


NOTE D - LOANS RECEIVABLE - BANK

The components of loans in the consolidated statements of financial condition were as follows:

                                            March 31, 1997    December 31, 1996
                                            --------------    -----------------
First mortgage loans:
  Conventional                                $32,515,311        $31,513,687
  FHA insured and VA guaranteed                 4,089,269          4,326,093
Consumer and installment loans                 10,295,364          9,047,776
Consumer timeshare loans                          125,627            179,494
Construction loans                              1,440,000          1,975,000
Other                                             458,460            387,600
                                            -------------      -------------
                                               48,924,031         47,429,650

Less:
  Loans in process                                394,889          1,077,121
  Unearned discounts, deferred loans fees,
     and other                                    340,201            327,076
  Allowance for loan losses                       454,831            429,241
                                            -------------      -------------
                                              $47,734,110        $45,596,212
                                            -------------      -------------
                                            -------------      -------------

-------------------------------------------------------------------------------

An analysis of the changes in allowance for loan losses follows:

                                           Three Months Ended     Year Ended
                                             March 31, 1997    December 31, 1996
                                           -------------       -----------------
Balance at beginning of year                      $429,241           $427,889

Loans charged-off                                   (5,792)           (17,882)
Recoveries                                           8,598              5,595
                                             -------------      -------------
  Net loans charged-off                              2,806            (12,287)

Provision for loan losses charged to operations     22,784             13,639
                                             -------------      -------------

Balance at end of period                          $454,831           $429,241
                                             -------------      -------------
                                             -------------      -------------


An analysis of the changes of loans to directors and executive officers is as follows:

                                          Three Months Ended     Year Ended
                                             March 31, 1997   December 31, 1996
                                             -------------      -------------
Balance at beginning of year                      $315,605           $262,180
Loans originated                                    18,352            110,623
Loan principal payments and other reductions        (4,524)           (57,198)
                                             -------------      -------------

Balance at end of period                          $329,433           $315,605
                                             -------------      -------------
                                             -------------      -------------

-------------------------------------------------------------------------------
NOTE E  - NON-PERFORMING ASSETS - BANK

The composition of the Bank's portfolio of non-performing assets is shown in the following table.

                                            March 31, 1997    December 31, 1996
                                            --------------    -----------------
                                                    (Dollars in Thousands)

Non-accrual loans (1)                            $     84            $     53
Past due 90 days or more and still accruing            --                  --
Renegotiated loans (2)                              1,533               1,573
Real estate owned (3)                                  81                  86
                                               ----------          ----------
Total non-performing assets                        $1,698              $1,712
                                               ----------          ----------
                                               ----------          ----------
Ratio of non-performing assets to total assets       1.59%               1.60%
                                               ----------          ----------
                                               ----------          ----------

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


NOTE F - INCOME TAXES

At December 31, 1996, the Company had remaining net operating loss ("NOL") carryforwards of approximately $6,487,000 for federal income tax purposes which expire in varying amounts through 2010. The Company also had a capital loss carryforward of $88,000 for tax purposes which will expire in 1998 and 1999. In addition, the alternative minimum tax ("AMT") NOL carryforward and AMT credit carryforward were approximately $6,860,000 and $101,000, respectively, which expire in varying amounts through 2010. Investment tax credit carryforwards of approximately $44,000 expire in varying amounts through 2005. At December 31, 1996, the Bank had remaining NOL carryforwards of approximately $43,947,000 for state income tax purposes which expire in varying amounts through 2005. These state NOL carryforwards are substantially more than the federal NOL carryforwards as a result of the exclusion of U.S. investment security and other income for state income tax purposes.


NOTE G - SUBSEQUENT EVENT

On April 8, 1997, the Company completed its Public Offering. An aggregate of 460,878 shares of Common Stock (for a total of $2,419,609.50) were subscribed for at a subscription price of $5.25 per share in the Company's Public offering, which included 50,527 shares subscribed in April 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION


The Company subscribed 410,351 shares of common stock at a price of $5.25 per share in the first quarter of 1997, which resulted in a net increase in stockholders' equity of $2,159,651 or 42.46% from December 31, 1996 to March 31, 1997. An aggregate of 460,878 shares were subscribed in the Company's Public Offering expired on April 8, 1997.

Total assets for the Company decreased by $361,410 or 3.4% from December 31, 1996 to March 31, 1997 which was caused by the Bank's change in asset/liability structure and capitalization as described in more detail below. Securities available-for-sale decreased by approximately $5.7 million or 24.10% during the first quarter of 1997 primarily due to the sale of mortgage-backed securities of approximately $4.8 million which resulted in a gain of $17,637. Securities held-to-maturity also decreased in the first quarter, by approximately $2.1 million or 7.22% because of principal payments and prepayments. These proceeds along with additional capital raised in the amount of $1,992,859 through the issuance of 410,351 shares of stock allowed the Bank to increase cash and cash equivalents, certificates of deposit, and loans receivable by approximately $4.5, $1.2, and $2.1 million, respectively, and allowed the Bank to payoff FHLB advances of $3 million in the first quarter, which reduced total liabilities by $2,521,061 or 2.48%.

The Bank's strategy, since early 1996, has been to increase the loan portfolio and management intends to use the excess cash and cash equivalents on hand at March 31, 1997 primarily to fund new loans.

CAPITAL ADEQUACY AND LIQUIDITY - BANK

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

The following table is a reconciliation of the BANK'S capital for regulatory purposes at March 31, 1997 as reported to the OTS.


                                                                      Tangible               Core             Risk-based
                                                   Assets              capital              capital             capital
                                               -------------         -----------         -----------         -----------
Total assets                                    $106,222,429
Unrealized loss on securities
   available-for-sale, net                           142,510
                                               -------------
Adjusted regulatory total assets                $106,364,939
                                               -------------
                                               -------------

Risk-based assets                              $  44,550,000
                                               -------------
                                               -------------
Stockholders' equity                                                  $6,987,530          $6,987,530          $6,987,530
Unrealized loss on securities
   available-for-sale, net                                               142,510             142,510             142,510
General valuation allowance                                              --                  --                  454,831
                                                                    ------------        ------------        ------------
Regulatory capital                                                     7,130,040           7,130,040           7,584,871
Regulatory capital required                                            1,595,474           3,190,948           3,564,000
                                                                    ------------        ------------        ------------
Excess regulatory capital                                             $5,534,566          $3,939,092          $4,020,871
                                                                    ------------        ------------        ------------
                                                                    ------------        ------------        ------------
Bank's capital to adjusted
   regulatory assets                                                       6.70%               6.70%            17.03%
Bank's capital to risk-based assets                                   ----------          ----------        ------------
                                                                      ----------          ----------        ------------


At March 31, 1997 and December 31, 1996, the Bank met the foregoing minimum tangible, core and risk-based capital levels.

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

This agreement may be suspended in part or in whole by the OTS Regional Director. In November 1996, the OTS waived the 6% core capital requirement contained in the Supervisory Agreement. However, the June 30, 1997 core capital requirement of 7% is still applicable. The Bank will use the proceeds from the issuance of common stock in the second quarter of 1997 (see subsequent events in this Form 10-QSB) and earnings from the second quarter to achieve the 7% core capital requirement.

LIQUIDITY - Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan Bank (FHLB) which provides a source of borrowings to the Bank for asset and asset/liability matching. Over the past three years, the FHLB has been used as a funding source. As of March 31, 1997, the Bank had no outstanding borrowings at the FHLB and does not anticipate significant borrowings from the FHLB in the foreseeable future.


INFLATION - The general rate of inflation over the past three years, as measured by the Consumer Price Index, has not changed significantly. Therefore, management does not consider the effects of inflation on the Bank's financial position and results of operations to be material.

RESULTS OF OPERATIONS

THREE-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED FOR MARCH 31, 1997 AND 1996

Net income for the first quarter 1997 compared to the same quarter in 1996 increased by $87,252 or 372%, and net income per common share increased from
3.4 cents to 12.4 cents. The primary cause of the increase in earnings in the quarter was a $108,542 or 17.41% increase in net interest income before provision for loan losses. Interest expense for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 decreased by $230,253 or 18.02% primarily as a result of the decrease in average interest bearing liabilities for the first quarter of 1997 compared to the first quarter of 1996 of approximately $10.4 million and, to a lesser extent, a change in the Bank's management's strategy to lower the cost of its deposit base. This decrease more than offset the decrease in total interest income of $121,711 or 6.40% which primarily resulted from a decrease in the average interest earning portfolio for the first quarter of 1997 compared to the first quarter of 1996 of approximately $10.6 million. The Bank's overall strategy has been to increase the loan portfolio and decrease its securities portfolio, the result of which has been to increase interest income on loans by $227,667 while decreasing income on mortgage-backed securities by $249,744 during the first quarter of 1997 compared to the same quarter in 1996. Provision for loans losses in the first quarter of 1997 was $22,784 compared to a credit in the first quarter of 1996 of $61,779. The increase of $84,563 resulted from the increase lending activities of the Bank.

Total other income increased by $36,217 or 18.22% during the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. The increase in other income was primarily due to an increase in fees collected from customers of $14,588, a one-time gain on FEDCO of $7,640, and a gain of $17,637 on the sale of securities available-for-sale. Total other expenses decreased during the quarter by $27,056 or 3.14% compared to the same quarter in 1996. The decrease in other expenses in the quarter was primarily caused by a reduction in deposit insurance premiums of $39,534 and a reduction of real estate operations expense of $36,188. These reductions were partially offset by an increase in salaries and employee benefits, occupancy expense, and other expenses which were $14,727, $18,454, and $13,107, respectively.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K.

          The following subparagraphs set forth information concerning two Forms 8-K filed during the quarter ended March 31, 1997:

          1. On February 18, 1997, the Company filed a Form 8-K to announce that 286,054 shares of Common Stock were subscribed and that it satisfied the minimum of $1,5000,000 for the subscription offering.

          2. On March 31, 1997, a Form 8-K was filed concerning the Board of Directors of Access Anytime Bancorp, Inc. authorizing the Company to extend the supplemental offering to April 8, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ACCESS ANYTIME BANCORP, INC.


Date:  April 21, 1997         /s/  Norman R. Corzine
                              -------------------------------------------------
                              Norman R. Corzine, Chief Executive Officer,
                              and Chairman of the Board of Directors
                              (DULY AUTHORIZED REPRESENTATIVE)



Date:     April 21, 1997      /s/  Ken Huey, Jr.
                              -------------------------------------------------
                              Ken Huey, Jr., President, Chief Financial Officer
                              and Director
                              (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                              (DULY AUTHORIZED REPRESENTATIVE)