Form 10QSB
period 1997-06-30
ACCESS ANYTIME BANCORP INC
filed 1997-07-24
CIK 1024015

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________________ TO ____________________

                        COMMISSION FILE NUMBER:  0-28894

                          ACCESS ANYTIME BANCORP, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                        85-0444597
---------------------------------                 -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
of incorporation or organization)                     Identification No.)



                   801 PILE STREET, CLOVIS, NEW MEXICO  88101
            --------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:         (505) 762-4417
                                                       -----------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X          No
       -----             -----

                1,193,076 Shares of Capital Stock $.01 par value
                         Outstanding as of July 24, 1997

Transitional Small Business Disclosure Format (check one):
Yes        No     X
    -----       -----

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

          Notes to Consolidated Financial Statements (Unaudited) . .7 - 12

     Item 2 - Managements' Discussion and Analysis or
              Plan of Operation. . . . . . . . . . . . . . . . . . 13 - 17

PART II - OTHER INFORMATION

     Item 2 - Legal Proceedings. . . . . . . . . . . . . . . . . . . . .18

     Item 4 - Submission of Matters to a Vote of Security Holders. . . .19

     Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . .20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

The following consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       June 30,          December 31,
                                                                         1997               1996
                                                                    ------------        -------------
ASSETS
------

Cash and cash equivalents                                           $  3,115,040        $  2,199,227
Certificates of deposit                                                1,580,142             380,570
Securities available-for-sale
   (amortized cost of $16,688,242 and $23,838,281)                    16,694,801          23,639,686
Securities held-to-maturity
   (aggregate fair value of $24,844,524 and $28,470,335)              25,150,370          29,113,430
Loans held-for-sale
   (aggregate fair value of $529,994 and $576,994)                       517,926             564,361
Loans receivable                                                      52,468,696          45,596,212
Interest receivable                                                      598,682             598,327
Real estate owned                                                         49,200              86,114
FHLB stock                                                             1,618,333           1,572,334
Premises and equipment                                                 1,866,483           1,924,405
Servicing rights                                                         344,500             345,554
Organizational cost, net of accumulated amortization of
   $27,365 and $9,814                                                    163,782             163,373
Other assets                                                             484,839             669,764
                                                                    ------------        ------------

        Total assets                                                $104,652,794        $106,853,357
                                                                    ------------        ------------
                                                                    ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Deposits                                                         $ 95,772,084        $ 98,164,001
   Federal Home Loan Bank advances                                       300,000           3,000,000
   Accrued interest and other liabilities                                351,392             351,135
   Advance payments by borrowers for taxes and insurance                 433,335             252,099
                                                                    ------------        ------------

      Total liabilities                                               96,856,811         101,767,235
                                                                    ------------        ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000
      shares authorized; none issued
   Common stock, $.01 par value, authorized - 6,000,000
      shares authorized; 1,193,076 and 732,198 shares
      issued and outstanding at June 30, 1997 and
      December 31, 1996, respectively                                     11,931               7,322
   Capital in excess of par value                                      9,273,159           7,019,577
   Accumulated deficit                                                (1,495,666)         (1,742,182)
   Net unrealized appreciation (depreciation) on
      available-for-sale securities, net                                   6,559            (198,595)
                                                                    ------------        ------------

      Total stockholders' equity                                       7,795,983           5,086,122
                                                                    ------------        ------------

      Total liabilities and stockholders' equity                    $104,652,794        $106,853,357
                                                                    ------------        ------------
                                                                    ------------        ------------

See accompanying notes to unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THREE MONTH PERIODS ENDED      SIX MONTH PERIODS ENDED
                                                                    JUNE 30,                      JUNE 30
                                                               1997           1996           1997           1996
                                                            ----------     ----------     ----------     ----------

Interest income:
   Loans receivable                                         $1,105,420     $  823,829     $2,117,789     $1,608,531
   U.S. government agency securities                            25,290        110,050         49,100        194,067
   Mortgage-backed securities                                  625,626        898,876      1,303,368      1,826,362
   Other interest income                                        65,032         55,603        130,332        160,330
                                                            ----------     ----------     ----------     ----------

      Total interest income                                  1,821,368      1,888,358      3,600,589      3,789,290
                                                            ----------     ----------     ----------     ----------

Interest expense:
   Deposits                                                  1,038,164      1,190,905      2,074,105      2,468,428
   FHLB advances                                                 1,485             --         12,814             --
                                                            ----------     ----------     ----------     ----------

      Total interest expense                                 1,039,649      1,190,905      2,086,919      2,468,428
                                                            ----------     ----------     ----------     ----------

Net interest income before provision for loan losses           781,719        697,453      1,513,670      1,320,862
Provision for loan losses charged (credited)                    44,655         26,037         67,439        (35,742)
                                                            ----------     ----------     ----------     ----------
      Net interest income after provision for
         loan losses                                           737,064        671,416      1,446,231      1,356,604
                                                            ----------     ----------     ----------     ----------

Noninterest income:
   Loan servicing and other fees                                87,766         84,098        171,656        171,647
   Net realized gains on sales of available-for-sale
      securities                                                 3,000             --         20,637             --
   Net realized gains on sales of loans                         24,261         27,762         61,716         64,009
   Real estate operations, net                                     271             --            360             --
   Other income                                                 88,595         78,226        184,634        153,234
                                                            ----------     ----------     ----------     ----------

      Total other income                                       203,893        190,086        439,003        388,890
                                                            ----------     ----------     ----------     ----------

Noninterest expenses:
   Salaries and employee benefits                              436,453        397,898        841,034        787,752
   Occupancy expense                                            95,320         83,952        199,058        169,236
   Deposit insurance premium                                    70,015         96,380        129,209        195,108
   Advertising                                                  14,132          5,503         24,821          9,372
   Real estate operations, net                                      --          1,557             --         37,656
   Professional fees                                           (59,331)        54,183        (32,014)        85,942
   Other expense                                               248,559        197,579        476,610        412,523
                                                            ----------     ----------     ----------     ----------

      Total other expenses                                     805,148        837,052      1,638,718      1,697,589
                                                            ----------     ----------     ----------     ----------

Net income                                                  $  135,809     $   24,450     $  246,516     $   47,905
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

Net income per share of common stock                        $      .11     $      .04     $      .24     $     .07
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

Average shares outstanding                                   1,189,502        695,698      1,043,546        695,698
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

See accompanying notes to unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                  Net
                                                                                               Unrealized
                                                                                              Appreciation
                                                                                             (Depreciation)
                                        Common Stock                                               On
                                        ------------                                           Available-
                                                                 Capital In                     For-Sale
                                     Number of                   Excess of      Accumulated    Securities,
                                      Shares         Amount      Par Value        Deficit          Net          Total
                                    ----------      --------     ----------    ------------  --------------   ----------

Balance at December 31, 1996          732,198       $  7,322     $7,019,577    $(1,742,182)  $   (198,595)    $5,086,122

Net income                                 --             --             --        246,516             --        246,516

Common stock issued                   460,878          4,609      2,253,582             --             --      2,258,191

Net changes in unrealized
     appreciation (depreciation)
     on available-for-sale
     securities, net                       --             --             --             --        205,154        205,154
                                    ---------       --------     ----------    -----------   ------------     ----------

Balance at June 30, 1997            1,193,076       $ 11,931     $9,273,159    $(1,495,666)  $      6,559     $7,795,983
                                    ---------       --------     ----------    -----------   ------------     ----------
                                    ---------       --------     ----------    -----------   ------------     ----------


See accompanying notes to unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six Month Periods Ended
                                                                                        June 30,
                                                                               --------------------------
                                                                                  1997           1996
                                                                               -----------    -----------
Cash flows from operating activities:
  Net Income                                                                   $   246,516    $    47,905
  Adjustments to reconcile net income to
    cash provided by (used) by operating activities:
      Depreciation                                                                  69,940         66,042
      Provision for loan losses charged (credited)                                  67,439        (35,742)
      Amortization of premiums on investment securities                            202,954        119,233
      Amortization of organizational costs                                          17,551           --
      Gain on sale of available-for-sale securities                                (20,637)          --
      Gain on sale of loans held-for-sale                                          (61,716)       (64,009)
      Proceeds from sales of loans held-for-sale                                 3,872,356      4,288,005
      Originations of loans held-for-sale                                       (3,852,629)    (5,897,241)
      (Gain) loss on sale of REO                                                      (813)         1,469
      Net (increase) decrease in accrued interest receivable and other assets      157,752       (165,868)
      Increase (decrease) in accrued expense, other liabilities, and other           3,257       (112,933)
                                                                               -----------    -----------
        Net cash provided by (used in) operating activities                        701,970     (1,753,139)
                                                                               -----------    -----------

Cash flows from investing activities:
  Proceeds from maturities and principal repayments of
    available-for-sale securities                                                1,652,006      6,332,160
  Purchases of held-to-maturity securities                                            --       (5,000,000)
  Proceeds from maturities and principal repayments
    of held-to-maturity securities                                               3,902,492      3,015,934
  Proceeds from sales of available-for-sale securities                           5,376,284           --
  Net increase in certificates of deposit                                       (1,199,572)      (489,572)
  Net increase in loans                                                         (6,851,499)    (1,358,350)
  Proceeds from sales of foreclosed real estate                                     19,600         24,469
  Purchases of premises and equipment                                              (12,018)       (30,305)
                                                                               -----------    -----------
        Net cash provided by (used in) investing activities                      2,887,293      2,494,336
                                                                               -----------    -----------

Cash flows from financing activities:
  Net decrease in deposits                                                      (2,391,917)    (4,371,935)
  Net change in other borrowed funds                                            (2,700,000)          --
  Net increase in advance payments by
    borrowers for taxes and insurance                                              181,236         24,156
  Organizational costs incurred                                                    (17,960)          --
  Rights offering costs incurred                                                  (164,419)          --
  Net proceeds from issuance of common stock                                     2,419,610           --
                                                                               -----------    -----------
        Net cash used in financing activities                                   (2,673,450)    (4,347,779)
                                                                               -----------    -----------

Increase (decrease) in cash and cash equivalents                                   915,813     (3,606,582)
Cash and cash equivalents at beginning of period                                 2,199,227      6,752,606
                                                                               -----------    -----------

Cash and cash equivalents at end of period                                     $ 3,115,040    $ 3,146,024
                                                                               -----------    -----------
                                                                               -----------    -----------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                   $ 2,090,153    $ 2,533,108
    Income taxes                                                                      --              100
Supplemental disclosure of non-cash investing activities:
    Real estate acquired in settlement of loans                                       --             --
    Loans to facilitate the sale of real estate owned                                 --           21,000

See accompanying notes to unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - BASIS OF CONSOLIDATION AND PRESENTATION AND USE OF ESTIMATES

Access Anytime Bancorp, Inc. (the "Company") is a thrift holding company for its wholly-owned subsidiary FirstBank (the "Bank"), formerly known as First Savings Bank, F.S.B., and the Bank's wholly-owned subsidiary, First Equity Development Corporation ("FEDCO"). The consolidated financial statements include the accounts and transactions of the Company, the Bank and FEDCO. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company was formed in 1996 and, through an agreement and plan of reorganization by and between the Company and the Bank, became the holding company for the Bank under a stock-for-stock exchange. As a result of this reorganization, the prior year's financial statements are presented to reflect the result of the reorganization. There was no effect on that year's net income or net income per share of common stock.

The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1996.

--------------------------------------------------------------------------------

NOTE B - SECURITIES - BANK

A summary of investment securities available-for-sale is as follows:

                                        Amortized           Gross unrealized                Fair
                                          Cost             Gains         Losses             Value
                                        ---------        ---------     ----------       -------------
AVAILABLE-FOR-SALE SECURITIES:

  June 30, 1997:
    Mortgage-backed securities:
      GNMA adjustable-rate            $ 16,688,242       $ 85,644      $  79,085        $ 16,694,801
                                      ------------       --------      ---------        ------------
                                      $ 16,688,242       $ 85,644      $  79,085        $ 16,694,801
                                      ------------       --------      ---------        ------------
                                      ------------       --------      ---------        ------------

  December 31, 1996:
    Mortgage-backed securities:
      GNMA adjustable-rate            $ 23,838,281       $ 18,365      $ 216,960        $ 23,639,686
                                      ------------       --------      ---------        ------------
                                      $ 23,838,281       $ 18,365      $ 216,960        $ 23,639,686
                                      ------------       --------      ---------        ------------
                                      ------------       --------      ---------        ------------


                                        Amortized           Gross unrealized                Fair
                                          Cost             Gains         Losses             Value
                                        ---------         -------      ----------       ------------
HELD-TO-MATURITY SECURITIES:

  June 30, 1997:
    Mortgage-backed securities:
      FNMA participation certificates $  4,919,648        $   --       $ 112,635        $  4,807,013
      FHLMC participation certificates  18,480,055          4,892        155,338          18,329,609
      FHLMC adjustable rates             1,750,667           --           42,765           1,707,902
                                      ------------        -------      ---------        ------------
                                      $ 25,150,370        $ 4,892      $ 310,738        $ 24,844,524
                                      ------------        -------      ---------        ------------
                                      ------------        -------      ---------        ------------

  December 31, 1996:
    Mortgage-backed securities:
      FNMA participation certificates $  5,355,122        $  --        $ 162,192        $  5,192,930
      FHLMC participation certificates  21,896,565          4,818        453,206          21,448,177
      FHLMC adjustable rates             1,861,743           --           32,515           1,829,228
                                      ------------        -------      ---------        ------------
                                      $ 29,113,430        $ 4,818      $ 647,913        $ 28,470,335
                                      ------------        -------      ---------        ------------
                                      ------------        -------      ---------        ------------

--------------------------------------------------------------------------------

NOTE C - LOANS HELD-FOR-SALE - BANK

Loans held-for-sale are identified at the time the loan is originated, and recorded at the lower of amortized cost or fair value with only net unrealized losses included in the consolidated statements of operations.


                                        Gross unrealized
                                      ---------------------
                   Amortized cost      Gains         Losses       Fair Value
                   --------------     -------        ------       ----------

June 30, 1997         $517,926        $11,649        $  --         $529,575
December 31, 1996      564,361         12,633           --          576,994





NOTE D - LOANS RECEIVABLE - BANK

The components of loans in the consolidated statements of financial condition were as follows:

                                              June 30, 1997  December 31, 1996
                                              -------------  -----------------
First mortgage loans:
   Conventional                                $35,785,700      $31,513,687
   FHA insured and VA guaranteed                 4,322,182        4,326,093
Consumer and installment loans                  11,086,291        9,047,776
Consumer timeshare loans                            84,531          179,494
Construction loans                               1,836,400        1,975,000
Other                                              672,223          387,600
                                               -----------      -----------
                                                53,787,327       47,429,650

Less:
   Loans in process                                421,509        1,077,121
   Unearned discounts, deferred loans fees,
     and other                                     406,418          327,076
   Allowance for loan losses                       490,704          429,241
                                               -----------      -----------
                                               $52,468,696      $45,596,212
                                               -----------      -----------
                                               -----------      -----------

--------------------------------------------------------------------------------

An analysis of the changes in allowance for loan losses follows:

                                              Six Months Ended    Year Ended
                                                June 30, 1997  December 31, 1996
                                              ---------------- -----------------

Balance at beginning of year                      $429,241         $427,889

Loans charged-off                                  (15,714)         (17,882)
Recoveries                                           9,738            5,595
                                                  --------         --------
   Net loans charged-off                            (5,976)         (12,287)

Provision for loan losses charged to operations     67,439           13,639
                                                  --------         --------

Balance at end of period                          $490,704         $429,241
                                                  --------         --------
                                                  --------         --------


An analysis of the changes of loans to directors and executive officers is as follows:

                                              Six Months Ended    Year Ended
                                                June 30, 1997  December 31, 1996
                                              ---------------- -----------------

Balance at beginning of year                      $315,605         $262,180
Loans originated                                   430,446          110,623
Loan principal payments and other reductions      (202,736)         (57,198)
                                                  --------         --------
Balance at end of period                          $543,315         $315,605
                                                  --------         --------
                                                  --------         --------

-------------------------------------------------------------------------------

NOTE E  - NON-PERFORMING ASSETS - BANK

The composition of the Bank's portfolio of non-performing assets is shown in the following table.

                                             June 30, 1997    December 31, 1996
                                             -------------    -----------------
                                                   (Dollars in Thousands)

Non-accrual loans (1)                             $   93            $   53
Past due 90 days or more and still accruing           --                --
Renegotiated loans (2)                             1,533             1,573
Real estate owned (3)                                 49                86
                                                  ------            ------
Total non-performing assets                       $1,675            $1,712
                                                  ------            ------
                                                  ------            ------
Ratio of non-performing assets to total assets     1.60%             1.60%
                                                  ------            ------
                                                  ------            ------

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

NOTE G - 1997 STOCK OPTION PLAN

During May 1997, the stockholders of the Company approved the ACCESS ANYTIME BANCORP, INC. 1997 STOCK OPTION AND INCENTIVE PLAN (the "Plan"). The terms of the Plan, among other things, provide that the aggregate number of shares of stock that may be issued under the Plan may not exceed 180,000 shares. In connection therewith, on May 30, 1997, 50,000 stock options were issued to various key employees and 40,000 were issued to outside directors of the Company, all of which have an exercise price of $5.625 each.

-------------------------------------------------------------------------------

NOTE H - SUBSEQUENT EVENT


As previously reported, on February 1, 1996, an Order of Dismissal was entered by the court with respect to a certain derivative lawsuit ("Derivative Lawsuit") which had been filed in the State District Court in Curry County, New Mexico on May 19, 1994 and amended on November 2, 1994. The Derivative Lawsuit was filed by two stockholders, one of whom was a former director of the Bank, alleging a number of intentional and negligent acts and omissions in the management of the Bank which allegedly resulted in damages and losses suffered by the Bank. The court dismissed, with prejudice, all claims against all defendants, except a former president, who was also chief executive officer and a director (the "Former President") of the Bank. A dismissal with prejudice means that the charges cannot be refiled. The court also ordered plaintiffs to pay reasonable expenses, including attorney's fees, to the Bank's former independent auditors. The plaintiffs appealed to the New Mexico Court of Appeals. On July 3, 1997, the Court of Appeals affirmed the trial court's dismissal of the amended complaint. On July 18, 1997 the plaintiffs filed a motion for rehearing in the Court of Appeals.

With respect to the Former President, the trial court had dismissed the claims in the Derivative Lawsuit without prejudice in order to allow the Bank to pursue such claims in Federal Court. In May 1995, the Bank filed a lawsuit against the Former President in the United States District Court for the District of New Mexico. The Bank's lawsuit against the Former President has been settled, and the lawsuit was dismissed with prejudice on July 9, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION

The Company sold 460,878 shares of common stock at a price of $5.25 per share in the first and second quarters of 1997, resulting in a net increase in total stockholders' equity of $2,255,191.

Total assets in the Company decreased by approximately $2,220,563 or 2.06% from December 31, 1996 to June 30, 1997. The decrease in total assets was caused primarily by a decrease in securities available-for-sale of $6.9 million and securities held-to-maturity of $4.0 million, partially offset by increases in loans receivable of $6.9 million and certificates of deposit of $1.2 million. The decrease in securities available-for-sale was primarily due to sales of securities in the amount of $5.4 million at a gain of $20,637 for the six month period ended June 30, 1997. Management of the Bank continues to decrease securities available-for-sale and held-to-maturity securities while increasing the loan portfolio. Deposits decreased $2,391,917 or 2.44% and Federal Home Loan Bank (FHLB) advances decreased by $2.7 million from December 31, 1996 to June 30, 1997.

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

The following table is a reconciliation of the BANK'S capital for regulatory purposes at June 30, 1997 as reported to the OTS.



                                                                        Tangible               Core           Risk-based
                                                   Assets               capital              capital            capital
                                                ------------          -----------         -----------        ------------
Total assets                                    $104,441,242
Unrealized gain on securities
     available-for-sale, net                          (6,559)
                                                ------------
Adjusted regulatory total assets                $104,434,683
                                                ------------
                                                ------------
Risk-based assets                               $ 46,537,000
                                                ------------
                                                ------------

Stockholders' equity                                                  $7,486,720          $7,486,720          $7,486,720
Unrealized gain on securities
     available-for-sale, net                                              (6,559)             (6,559)             (6,559)
General valuation allowance                                                   --                  --             490,704
                                                                      ----------         -----------         -----------
Regulatory capital                                                     7,480,161           7,480,161           7,970,865
Regulatory capital required                                            1,566,520           3,133,040           3,722,960
                                                                      ----------          ----------          ----------
Excess regulatory capital                                             $5,913,641          $4,347,121          $4,247,905
Bank's capital to adjusted                                            ----------          ----------          ----------
                                                                      ----------          ----------          ----------
     regulatory assets                                                      7.16%               7.16%
Bank's capital to risk-based assets                                  -----------          ----------
                                                                     -----------          ----------              17.13%
                                                                                                              ----------
                                                                                                              ----------

At June 30, 1997 and December 31, 1996, the Bank met the foregoing minimum tangible, core and risk-based capital levels. A supervisory agreement between the Board of Directors of the Bank and OTS required that the Bank achieve core capital of 7% as of June 30, 1997. This requirement was met on April 30, 1997 and maintained through June 30, 1997.

LIQUIDITY - Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan Bank (FHLB) which provides a source of borrowings to the Bank for asset and asset/liability matching. As of June 30, 1997, the Bank had $300,000 in borrowings at the FHLB but does not anticipate significant borrowings from the FHLB in the foreseeable future.


INFLATION - The general rate of inflation over the past three years, as measured by the Consumer Price Index, has not changed significantly. Therefore, management does not consider the effects of inflation on the Bank's financial position and results of operations to be material.

RESULTS OF OPERATIONS

THREE-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED JUNE 30, 1997 AND 1996

Net interest income after provision for loan losses increased by $65,648 for the three-month period ended June 30, 1997 compared to the three-month period ended June 30, 1996, despite an increase in provision of loan loss of $18,618. Total interest expense decreased by $151,256 or 12.7% which more than offset the decrease in total interest income of $66,990 for the quarter ended June 30, 1996 compared to the prior year. The decrease in total interest income resulted from decreases in interest income on mortgage-backed securities of $273,250 and U.S. government agency securities of $84,760, partially offset by an increase in interest income on loans receivable of $281,591.

Net income for the three-month period ended June 30, 1997 increased by $111,359 or 455.46% compared with the three-month period ended June 30, 1996. The increase in net income resulted in net income per share of common stock increasing by $.07 or 175.00% over the prior year. Professional fee expense decreased by $113,514 for the quarter ended June 30, 1997 compared to the same period for the prior year, which was primarily the result of a settlement with a former officer of the Bank. This decrease in professional fees for the quarter along with a decrease in deposit insurance premium of $26,365, partially offset by increases in salaries and employee benefits of $38,555 and other expenses of $50,980, resulted in a net decrease in noninterest expense of $31,904. Total other income increased by $13,807 for the quarter ended June 30, 1997 compared with the quarter ended June 30, 1996, primarily due to an increase in other income from additional service charges on deposit accounts, which began in the last quarter of 1996.


SIX-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED JUNE 30, 1997 AND 1996

Net interest income after provision for loan losses increased by $89,627 for the six-month period ended June 30, 1997 compared to the six-month period ended June 30, 1996, net of an increase in provision of loan loss of $103,181. The increase in net interest income is a result of the Bank's effort to increase net interest income by changing the asset mix. Total interest income decreased by $188,701 for the six-months ended June 30, 1997 compared to the six-months ended June 30, 1996, and total interest expense decreased by $381,509 for the same period resulting in an increase in total interest income before provision for loan losses of $192,808. The decrease in total interest income resulted from an increase in loan receivable interest income of $509,258 less decreases in mortgage-backed interest income of $522,994 and U.S. government agency securities of $144,967. The total interest expenses decrease was due to a lower level of interest bearing deposits and a lower average rate paid.

Noninterest income increased by $50,113 for the six-months ended June 30, 1997 compared to the six-month period ended June 30, 1996. The increase in noninterest income was primarily due to a $20,637 increase in net realized gains on sales of available-for-sale securities and a $31,400 increase in other income. Noninterest expenses decreased by $58,871 for the six months ended June 30, 1997 compared to the first six months of 1996. Noninterest expenses that decreased in the six-month period were deposit insurance premiums, real estate operations, and professional fees which decreased by $65,899, $37,656, and $117,956, respectively. The decreases in deposit insurance premiums and real estate operations are expenses that should generally decline in the future; however, the $117,956 decrease in professional fees is a one-time adjustment discussed in the three-month results of operations comparison in this Form 10-QSB. Noninterest expenses that increased in the six-month period were salaries and employee benefits, occupancy expenses, and other expenses of $53,282, $29,822, and $64,087, respectively. These increases were primarily due to the opening a new loan production office, an increase in loan volume, and the formation of the holding company in the last half of 1996.

                           PART II - OTHER INFORMATION

ITEM 2 - LEGAL PROCEEDINGS

As previously reported, on February 1, 1996, an Order of Dismissal was entered by the court with respect to a certain derivative lawsuit ("Derivative Lawsuit") which had been filed in the State District Court in Curry County, New Mexico on May 19, 1994 and amended on November 2, 1994. The Derivative Lawsuit was filed by two stockholders, one of whom was a former director of the Bank, alleging a number of intentional and negligent acts and omissions in the management of the Bank which allegedly resulted in damages and losses suffered by the Bank. The court dismissed, with prejudice, all claims against all defendants, except a former president, who was also chief executive officer and a director (the "Former President") of the Bank. A dismissal with prejudice means that the charges cannot be refiled. The court also ordered plaintiffs to pay reasonable expenses, including attorney's fees, to the Bank's former independent auditors. The plaintiffs appealed to the New Mexico Court of Appeals. On July 3, 1997, the Court of Appeals affirmed the trial court's dismissal of the amended complaint. On July 18, 1997 the plaintiffs filed a motion for rehearing in the Court of Appeals.

With respect to the Former President, the trial court had dismissed the claims in the Derivative Lawsuit without prejudice in order to allow the Bank to pursue such claims in Federal Court. In May 1995, the Bank filed a lawsuit against the Former President in the United States District Court for the District of New Mexico. The Bank's lawsuit against the Former President has been settled, and the lawsuit was dismissed with prejudice on July 9, 1997.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of stockholders on May 30, 1997. The following table sets forth certain information relating to each of the matters voted upon at the meeting.


                                                                                        Votes
                                                          --------------------------------------------------------------
                                                                              Against or                        Broker
     Matters Voted Upon                                         For            Withheld       Abstentions     Non-Votes
1. Election of Directors:
     James Clark                                             866,343.7          8,163              *              *
     Dr. Everett Frost                                       805,349.7         69,157              *              *
     Charles Guthals                                         867,527.7          6,979              *              *
     Cornelius Higgins                                       867,493.7          7,013              *              *
     Alan Moorhead                                           867,493.7          7,013              *              *
     David Ottensmeyer                                       866,343.7          8,163              *              *

2. Approval of the amendment to the
   Certificate of  Incorporation relating
   to liability of directors.                                855,564.7         11,060          7,882              *

3. Approval of the amendment to the Certificate
   of Incorporation relating to the issuance
   of stock to directors, officers and
   controlling persons.                                      709,418.7         21,794          5,088              *

4. Approval of the "fair price" amendment to the
   Certificate of Incorporation.                             714,419.7          4,201         17,680              *

5. Approval of the 1997 Stock Option and
   Incentive Plan.                                           696,403.7         22,810         11,432              *

6. Approval of the Non-Employee Director
   Retainer Plan.                                            688,754.7         28,601         13,290              *

7. Ratification of the selection of Robinson
   Burdette Martin & Cowan, L.L.P.
   as independent public accountants
   for the current year.                                     872,487.7          1,698            321              *



   *Not applicable or not readily available

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           *3.1 Certificate of Amendment of Certificate of Incorporation and Certificate of Incorporation of the Company

          **3.2 Amended Bylaws of the Company (incorporated by reference from the Company's Registration Statement on Form S-8, filed June 2, 1997, SEC File No. 333-28215)

     **/***10.10   Non-Employee Director Retainer Plan (incorporated by
                   reference from the Company's Registration Statement on Form
                   S-8, filed June 2, 1997, SEC File No. 333-28217)

     **/***10.11   1997 Stock Option and Incentive Plan (incorporated by
                   reference from the Company's Registration Statement on Form
                   S-8, filed June 2, 1997, SEC File No. 333-28215)

          *11.1    Statement re computation of per share earnings

          *27.1    Financial Data Schedule

               *   Filed herewith
              **   Previously Filed
             ***   Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13(a) of Form 10-KSB.

     (b)  Reports on Form 8-K.

          The following subparagraphs sets forth information concerning the Form 8-K filed during the quarter ended June 30, 1997:

          1. On April 11, 1997, a Form 8-K concerning the completion of its public offering on April 8, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACCESS ANYTIME BANCORP, INC.


Date:  July 24, 1997               /s/  Norman R. Corzine
                                   --------------------------------------------
                                   Norman R. Corzine, Chief Executive Officer,
                                   and Chairman of the Board of Directors
                                   (DULY AUTHORIZED REPRESENTATIVE)


Date:     July 24, 1997            /s/  Ken Huey, Jr.
                                   --------------------------------------------
                                   Ken Huey, Jr., President, Chief Financial
                                   Officer and Director
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                                   (DULY AUTHORIZED REPRESENTATIVE)