Form 10QSB
period 1997-09-30
ACCESS ANYTIME BANCORP INC
filed 1997-11-10
CIK 1024015

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _____________________ TO ___________________

                        COMMISSION FILE NUMBER:  0-28894

                          ACCESS ANYTIME BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                85-0444597
------------------------------------        ------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


               801 PILE STREET, CLOVIS, NEW MEXICO          88101
--------------------------------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:       (505) 762-4417
                                                    ----------------------------


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       ------

                1,193,076 Shares of Capital Stock $.01 par value
                      (Without giving effect to common stock dividend declared on October 30, 1997 and payable on December 1, 1997.)
                      Outstanding as of November 10, 1997

Transitional Small Business Disclosure Format (check one):
Yes          No    X
    -----       ------

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

        Unaudited Consolidated Statements of Financial Condition . . . . . . . 3

        Unaudited Consolidated Statements of Operations. . . . . . . . . . . . 4

        Unaudited Consolidated Statements of Stockholders' Equity. . . . . . . 5

        Unaudited Consolidated Statements of Cash Flows. . . . . . . . . . . . 6

        Notes to Consolidated Financial Statements (Unaudited) . . . . .  7 - 12

    Item 2 - Managements' Discussion and Analysis or Plan of Operation . 13 - 18

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  19

    Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     September 30,  December 31,
                                                         1997          1996
                                                     -------------  ------------
ASSETS
------
Cash and cash equivalents                            $  5,566,991  $  2,199,227
Certificates of deposit                                 1,095,000       380,570
Securities available-for-sale
   (amortized cost of $15,963,723 and $23,838,281)     15,997,931    23,639,686
Securities held-to-maturity
   (aggregate fair value of $21,760,688 and
   $28,470,335)                                        21,939,029    29,113,430
Loans held-for-sale
   (aggregate fair value of $590,490 and $576,994)        579,226       564,361
Loans receivable                                       54,186,076    45,596,212
Interest receivable                                       591,937       598,327
Real estate owned                                          62,215        86,114
FHLB stock                                              1,642,734     1,572,334
Premises and equipment                                  1,832,811     1,924,405
Servicing rights                                          349,490       345,554
Organizational cost, net of accumulated amortization
   of $37,628 and $9,814                                  167,466       163,373
Deferred tax asset                                      1,404,650       188,650
Other assets                                              223,426       481,114
                                                     ------------  ------------
        Total assets                                 $105,638,982  $106,853,357
                                                     ------------  ------------
                                                     ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
   Deposits                                          $ 95,559,350  $ 98,164,001
   Federal Home Loan Bank advances                           --       3,000,000
   Accrued interest and other liabilities                 373,949       351,135
   Advance payments by borrowers for taxes and
     insurance                                            572,010       252,099
                                                     ------------  ------------
        Total liabilities                              96,505,309   101,767,235
                                                     ------------  ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares
     authorized; none issued                                 --            --
   Common stock, $.01 par value; 6,000,000 shares
     authorized; 1,216,852 and 732,198 shares issued
     and outstanding at September 30, 1997 and
     December 31, 1996, respectively                       12,169         7,322
   Capital in excess of par value                       9,471,622     7,019,577
   Accumulated deficit                                   (372,325)   (1,742,182)
   Net unrealized appreciation (depreciation) on
     available-for-sale securities, net                    22,207      (198,595)
                                                     ------------  ------------
        Total stockholders' equity                      9,133,673     5,086,122
                                                     ------------  ------------
        Total liabilities and stockholders' equity   $105,638,982  $106,853,357
                                                     ------------  ------------
                                                     ------------  ------------

See accompanying notes to unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Month Periods Ended   Nine Month Periods Ended
                                                             September 30,               September 30,
                                                           1997          1996          1997          1996
                                                        ----------   -----------    ----------   ----------
Interest income:
   Loans receivable                                     $1,167,873    $  897,037    $3,285,662   $2,505,568
   U.S. government agency securities                        25,951        74,032        75,051      268,099
   Mortgage-backed securities                              567,616       819,766     1,870,984    2,646,128
   Other interest income                                    62,871        57,850       193,203      218,180
                                                        ----------    ----------    ----------   ----------
      Total interest income                              1,824,311     1,848,685     5,424,900    5,637,975
                                                        ----------    ----------    ----------   ----------
Interest expense:
   Deposits                                              1,035,806     1,139,153     3,109,911    3,607,581
   FHLB advances                                               193        11,624        13,007       11,624
                                                        ----------    ----------    ----------   ----------
      Total interest expense                             1,035,999     1,150,777     3,122,918    3,619,205
                                                        ----------    ----------    ----------   ----------
Net interest income before provision for loan losses       788,312       697,908     2,301,982    2,018,770
Provision for loan losses charged (credited)                25,881        28,967        93,320       (6,775)
                                                        ----------    ----------    ----------   ----------
      Net interest income after provision for
         loan losses                                       762,431       668,941     2,208,662    2,025,545
                                                        ----------    ----------    ----------   ----------
Noninterest income:
   Loan servicing and other fees                            85,473        88,963       257,129      260,610
   Net realized gains on sales of available-for-sale
      securities                                              --            --          20,637         --
   Net realized gains on sales of loans                     47,775        34,402       109,491       98,411
   Other income                                             94,271        79,848       278,905      233,082
                                                        ----------    ----------    ----------   ----------
      Total other income                                   227,519       203,213       666,162      592,103
                                                        ----------    ----------    ----------   ----------
Noninterest expenses:
   Salaries and employee benefits                          440,339       401,192     1,281,373    1,188,944
   Occupancy expense                                        99,031       100,403       298,089      269,639
   Deposit insurance premium                                65,261       856,644       194,470    1,051,752
   Advertising                                              14,567         7,918        39,388       17,290
   Real estate operations, net                                 663           327           303       37,983
   Professional fees                                        29,275        56,537        (2,739)     142,479
   Other expense                                           250,272       197,162       726,882      609,685
                                                        ----------    ----------    ----------   ----------
      Total other expenses                                 899,408     1,620,183     2,537,766    3,317,772
                                                        ----------    ----------    ----------   ----------
Income (loss) before income taxes                           90,542      (748,029)      337,058     (700,124)

Income tax benefit                                       1,228,000          --       1,228,000         --
                                                        ----------    ----------    ----------   ----------
Net income (loss)                                       $1,318,542    $ (748,029)   $1,565,058   $(700,124)
                                                        ----------    ----------    ----------   ----------
                                                        ----------    ----------    ----------   ----------
Net income (loss) per share of common stock:
   Primary                                              $     1.08    $    (1.02)   $     1.40   $    (0.98)
   Fully diluted                                        $     1.08    $    (1.02)   $     1.40   $    (0.98)

Average shares outstanding:
   Primary                                               1,216,818       731,985     1,115,707      717,078
   Fully diluted                                         1,216,818       731,985     1,115,707      717,078

See accompanying notes to unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        Net
                                                                                     Unrealized
                                                                                    Appreciation
                                                                                   (Depreciation)
                                                                                         On
                                     Common Stock                                    Available-
                                  -----------------     Capital In                   For-Sale
                                  Number of              Excess of    Accumulated   Securities,
                                   Shares    Amount      Par Value      Deficit          Net         Total
                                  ---------  ------      ---------      -------     -----------      -----
Balance at December 31, 1996      732,198   $  7,322    $7,019,577    $(1,742,182)   $(198,595)    $5,086,122

Net income                           --         --            --        1,565,058         --        1,565,058

Common stock issued               460,878      4,609     2,250,582           --           --        2,255,191

Common stock rights issued
   in lieu of directors cash
   compensation                      --         --           6,500           --           --            6,500

2% common stock dividend
   declared on
   October 30, 1997                23,776        238       194,963       (195,201)        --             --

Net changes in unrealized
   appreciation (depreciation)
   on available-for-sale
   securities, net                   --         --            --             --        220,802        220,802
                                ---------    -------    ----------    -----------    ---------     ----------
Balance at September 30, 1997   1,216,852    $12,169    $9,471,622    $  (372,325)   $  22,207     $9,133,673
                                ---------    -------    ----------    -----------    ---------     ----------
                                ---------    -------    ----------    -----------    ---------     ----------

See accompanying notes to unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine Month Periods Ended
                                                                                        September 30,
                                                                               ------------------------------
                                                                                   1997              1996
                                                                               -----------       ------------
Cash flows from operating activities:
    Net Income (loss)                                                          $ 1,565,058       $   (700,124)
    Adjustments to reconcile net income (loss) to
       cash provided by operating activities:
          Depreciation                                                             105,817            101,313
          Deferred income taxes                                                 (1,228,000)              --
          Provision for loan losses charged (credited)                              93,320             (6,775)
          Amortization of premiums on investment securities                        256,746            217,466
          Amortization of organizational costs                                      27,814               --
          Gain on sale of available-for-sale securities                            (20,637)              --
          Gain on sale of loans held-for-sale                                     (109,491)           (98,411)
          Proceeds from sales of loans held-for-sale                             6,575,665          6,469,597
          Originations of loans held-for-sale                                   (6,531,543)        (6,053,045)
          (Gain) loss on sale of REO                                                  (813)             1,469
          Net (increase) decrease in accrued interest receivable and
             other assets                                                          195,581           (152,926)
          Increase accrued expense, other liabilities, and other                    22,814            642,046
                                                                               -----------        -----------
             Net cash provided by operating activities                             952,331            420,610
                                                                               -----------        -----------
Cash flows form investing activities:
    Proceeds from maturities and principal repayments of
       available-for-sale securities                                             2,350,283          8,631,364
    Purchases of held-to-maturity securities                                          --           (5,000,000)
    Proceeds from maturities and principal repayments
       of held-to-maturity securities                                            7,086,282          9,787,663
    Proceeds from sales of available-for-sale securities                         5,376,284               --
    Net decrease in certificates of deposit                                       (714,430)          (489,359)
    Net increase in loans                                                       (8,632,680)        (7,548,806)
    Proceeds from sales of foreclosed real estate                                   19,600             23,338
    Purchases of premises and equipment                                            (14,950)           (62,463)
                                                                               -----------        -----------
             Net cash provided by investing activities                           5,470,389          5,341,737
                                                                               -----------        -----------
Cash flows from financing activities:
    Net decrease in deposits                                                    (2,604,651)        (8,241,948)
    Net change in other borrowed funds                                          (3,000,000)              --
    Net increase in advance payments by
       borrowers for taxes and insurance                                           319,911            175,048
    Organizational costs incurred                                                  (31,907)              --
    Rights offering costs incurred                                                (160,919)              --
    Net proceeds from issuance of common stock                                   2,422,610            193,500
                                                                               -----------        -----------
             Net cash used in financing activities                              (3,054,956)        (7,873,400)
                                                                               -----------        -----------
Increase (decrease) in cash and cash equivalents                                 3,367,764         (2,111,053)
Cash and cash equivalents at beginning of period                                 2,199,227          6,752,606
                                                                               -----------        -----------
Cash and cash equivalents at end of period                                     $ 5,566,991        $ 4,641,553
                                                                               -----------        -----------
                                                                               -----------        -----------

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                $ 3,134,589        $ 2,533,108
       Income taxes                                                                   --                  100
    Supplemental disclosure of non-cash investing activities:
       Real estate acquired in settlement of loans                                    --                 --
       Loans to facilitate the sale of real estate owned                              --               21,000

See accompanying notes to unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 1 - BASIS OF CONSOLIDATION AND PRESENTATION

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

The unaudited interim financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The December 31, 1996 consolidated statement of financial condition, as presented herein, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1996.

-------------------------------------------------------------------------------
NOTE 2 - SECURITIES

The carrying amount of the Bank's securities follows:

                                        Amortized     Gross unrealized       Fair
                                           Cost       Gains     Losses       Value
                                        ---------     ----------------       -----
AVAILABLE-FOR-SALE SECURITIES:

   September 30, 1997:
      Mortgage-backed securities:
         GNMA adjustable-rate         $ 15,963,723  $ 97,396  $  63,188  $ 15,997,930
                                      ------------  --------  ---------  ------------
                                      $ 15,963,723  $ 97,396  $  63,188  $ 15,997,930
                                      ------------  --------  ---------  ------------
                                      ------------  --------  ---------  ------------
   December 31, 1996:
      Mortgage-backed securities:
         GNMA adjustable-rate         $ 23,838,281  $ 18,365  $ 216,960  $ 23,639,686
                                      ------------  --------  ---------  ------------
                                      $ 23,838,281  $ 18,365  $ 216,960  $ 23,639,686
                                      ------------  --------  ---------  ------------
                                      ------------  --------  ---------  ------------

                                        Amortized     Gross unrealized       Fair
                                           Cost       Gains     Losses       Value
                                        ---------     ----------------       -----
HELD-TO-MATURITY SECURITIES:

   September 30, 1997:
      Mortgage-backed securities:
         FNMA participation
           certificates               $  4,609,827  $     --  $  70,571  $  4,539,256
         FHLMC participation
           certificates                 15,614,017     7,904     77,554    15,544,367
         FHLMC adjustable rates          1,715,185        --     38,120     1,677,065
                                      ------------  --------  ---------  ------------
                                      $ 21,939,029  $  7,904  $ 186,245  $ 21,760,688
                                      ------------  --------  ---------  ------------
                                      ------------  --------  ---------  ------------
   December 31, 1996:
      Mortgage-backed securities:
         FNMA participation
           certificates               $  5,355,122  $     --  $ 162,192  $  5,192,930
         FHLMC participation
           certificates                 21,896,565     4,818    453,206    21,448,177
         FHLMC adjustable rates          1,861,743        --     32,515     1,829,228
                                      ------------  --------  ---------  ------------
                                      $ 29,113,430  $  4,818  $ 647,913  $ 28,470,335
                                      ------------  --------  ---------  ------------
                                      ------------  --------  ---------  ------------

-------------------------------------------------------------------------------
NOTE 3 - LOANS HELD-FOR-SALE

The amortized cost of the Bank's loans held-for-sale and their estimated fair value follows:

                                                Gross unrealized
                                                ----------------
                              Amortized cost    Gains     Losses    Fair Value
                              --------------    -----     ------    ----------
September 30, 1997                $579,226     $11,264    $  --      $590,490
December 31, 1996                  564,361      12,633       --       576,994



NOTE 4 - LOANS RECEIVABLE

The components of the Bank's loans receivable in the consolidated statements of financial condition were as follows:

                                          September 30, 1997  December 31, 1996
                                          ------------------  -----------------
First mortgage loans:
   Conventional                               $37,318,766        $31,513,687
   FHA insured and VA guaranteed                4,571,106          4,326,093
Consumer and installment loans                 11,348,662          9,047,776
Consumer timeshare loans                           61,564            179,494
Construction loans                              1,463,400          1,975,000
Other                                             838,819            387,600
                                              -----------        -----------
                                               55,602,317         47,429,650

Less:
   Loans in process                               450,813          1,077,121
   Unearned discounts, deferred loans fees,
     and other                                    442,225            327,076
   Allowance for loan losses                      523,203            429,241
                                              -----------        -----------
                                              $54,186,076        $45,596,212
                                              -----------        -----------
                                              -----------        -----------

--------------------------------------------------------------------------------
NOTE 4 - LOANS RECEIVABLE (CONTINUED)

An analysis of the changes in allowance for loan losses follows:

                                           Nine Months Ended       Year Ended
                                           September 30, 1997  December 31, 1996
                                           ------------------  -----------------
Balance at beginning of year                    $ 429,241           $427,889

Loans charged-off                                 (30,755)           (17,882)
Recoveries                                         31,397              5,595
                                                ---------           --------
   Net loans recovered (charged-off)                  642            (12,287)

Provision for loan losses charged to
  operations                                       93,320             13,639
                                                ---------           --------
Balance at end of period                        $ 523,203           $429,241
                                                ---------           --------
                                                ---------           --------

An analysis of the changes in loans to directors and executive officers is as follows:

                                            Nine Months Ended     Year Ended
                                           September 30, 1997  December 31, 1996
                                           ------------------  -----------------
Balance at beginning of period                  $ 315,605           $262,180
Loans originated                                  430,446            110,623
Loan principal payments and other reductions     (210,293)           (57,198)
                                                ---------           --------
Balance at end of period                        $ 535,758           $315,605
                                                ---------           --------
                                                ---------           --------

--------------------------------------------------------------------------------
NOTE 5  - NON-PERFORMING ASSETS

The composition of the Bank's portfolio of non-performing assets is shown in the following table.

                                          September 30, 1997   December 31, 1996
                                          ------------------   -----------------
                                                 (Dollars in Thousands)

Non-accrual loans (1)                            $   73              $   53
Past due 90 days or more and still
  accruing                                           --                  --
Renegotiated loans (2)                            1,533               1,573
Real estate owned (3)                                62                  86
                                                 ------              ------
Total non-performing assets                      $1,668              $1,712
                                                 ------              ------
                                                 ------              ------
Ratio of non-performing assets to total assets     1.58%               1.60%
                                                 ------              ------
                                                 ------              ------

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

NOTE 6 - INCOME TAXES

During the third quarter of 1997, the Company revised its estimates relative to the realization of the future benefits of its deferred tax assets. In light of the Company's capital infusion resulting from equity offerings completed in the first and second quarters of 1997 and recent historical earnings, management has determined that it is more likely than not that the Company will realize a significant portion of the benefits provided by those assets which primarily consist of net operating loss carryforwards. Accordingly, the Company has reduced previously recorded valuation allowances against its net deferred tax assets and recognized a deferred tax benefit of $1,373,000 during that quarter.

NOTE 7 - SUBSEQUENT EVENTS

Effective as of June 17, 1996, the Board of Directors of the Bank and the Office of Thrift Supervision (OTS) signed a Supervisory Agreement which stated that it was of mutual benefit for the Bank to do the following:

     1.   Complete and submit a revised business and capital plan which would:

          a. Increase core capital to 6% as of December 31, 1996 (which was later waived by the OTS), and

-------------------------------------------------------------------------------
NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)


          b.   Increase core capital to 7% as of June 30, 1997.

     2. Create an asset/liability and investment committee of the Board to oversee and review pricing activities, investment selection and interest rate risk.

     3. Report quarterly on the Bank's operating results and explain variances of actual results to budgeted projections.

The Bank has complied with the requirements of the Supervisory Agreement, unless waived by the OTS, and met the 7% core capital requirement on April 30, 1997. The Bank continues to meet the 7% core capital requirement.

Subsequent to September 30, 1997, a 2% stock dividend was declared on October 30, 1997 by the Board of Directors for shareholders of record on October 31, 1997. The stock dividend is payable on December 1, 1997 and the effect of the dividend has been reflected in the September 30, 1997 Consolidated Statement of Financial Condition and the Consolidated Statement of Stockholders' Equity for the nine months then ended. The dividend will not apply to holders of fractional shares and no fractional shares will be issued in connection with the payment of the dividend. Per share data has been adjusted for the stock dividend for all periods presented.

On October 30, 1997, 40,000 previously unissued stock options were issued to various key employees and 32,000 previously unissued stock options were issued to outside directors of the Company, all of which have an exercise price of $8.375 each.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Access Anytime Bancorp, Inc. (the "Company") is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of FirstBank (the "Bank"), formerly known as First Savings Bank, F.S.B. The Bank is a federally chartered stock savings bank conducting business from three banking locations in Clovis and Portales, New Mexico and a loan production office in Rio Rancho, New Mexico. The Bank has a wholly-owned subsidiary which is currently inactive.

The Bank is principally engaged in the business of attracting retail deposits from the general public and investing those funds in first mortgage loans in owner occupied, single-family residential loans and mortgage-backed securities. To a lesser extent, the Bank originates residential construction loans and commercial real estate loans. The Bank also originates consumer loans, including loans for the purchase of automobiles and home improvement loans, and commercial loans including Small Business Administration loans.

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

FINANCIAL CONDITION

Total assets for the Company decreased by $1,214,375 or 1.14% from December 31, 1996 to September 30, 1997, and total liabilities decreased by $5,261,926 or 5.17% during the same period. The reduction in assets occurred primarily during the first quarter of 1997 because of a reduction in securities available-for-sale and securities held-to-maturity, which was approximately $7.9 and $7.2 million, respectively, the funds of which were used to 1) pay-off outstanding advances from the Federal Home Loan Bank ($3,000,000), 2) fund additional loans ($8,589,864 or 18.84%), and 3) fund a decline in deposits ($2,604,651 or 2.65%). All of these changes were the result of the Bank's strategy to enhance earnings through changes in the overall asset/liability mix of the Bank's interest earning assets as they relate to its interest bearing liabilities. In addition, the net proceeds from equity offerings completed in the first and second quarters of 1997 generated approximately $2.3 million.

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

The following table is a reconciliation of the BANK'S capital for regulatory purposes at September 30, 1997 as reported to the OTS.

                                                                  Tangible       Core         Risk-based
                                                   Assets         capital       capital         capital
                                                ------------    ------------    ----------    ----------
Total assets                                    $105,370,531
Unrealized gain on securities
   available-for-sale, net                          (22,207)
Less intangible assets disallowed
   for regulatory purposes                       (1,181,000)
                                               ------------
Adjusted regulatory total assets               $104,167,324
                                               ------------
                                               ------------
Risk-based assets                              $ 48,684,000
                                               ------------
                                               ------------
Stockholders' equity                                            $ 8,855,904    $ 8,855,904    $ 8,855,904
Unrealized gain on securities
   available-for-sale, net                                          (22,207)       (22,207)       (22,207)
General valuation allowance                                            --             --          523,202
Less intangible assets disallowed
   for regulatory purposes                                       (1,181,000)    (1,181,000)    (1,181,000)
                                                                -----------    -----------    -----------
Regulatory capital                                                7,652,697      7,652,697      8,175,899
Regulatory capital required                                       1,562,510      3,125,020      3,894,720
                                                                -----------    -----------    -----------
Excess regulatory capital                                       $ 6,090,187    $ 4,527,677    $ 4,281,179
                                                                -----------    -----------    -----------
                                                                -----------    -----------    -----------
Bank's capital to adjusted
   regulatory assets                                                  7.35%          7.35%
                                                                -----------    -----------
                                                                -----------    -----------
Bank's capital to risk-based assets                                                                16.79%
                                                                                              -----------
                                                                                              -----------

At September 30, 1997 and December 31, 1996, the Bank met the foregoing minimum tangible, core and risk-based capital levels. A supervisory agreement between the Board of Directors of the Bank and OTS required that the Bank achieve core capital of 7% as of June 30, 1997. This requirement was met on April 30, 1997 and has been maintained through September 30, 1997.

LIQUIDITY - Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan Bank (FHLB) which provides a source of borrowings to the Bank for asset and asset/liability matching. As of September 30, 1997, the Bank had no FHLB borrowings.

INFLATION - The general rate of inflation over the past three years, as measured by the Consumer Price Index, has not changed significantly. Therefore, management does not consider the effects of inflation on the Bank's financial position and results of operations to be material.

STOCK DIVIDEND - On October 30, 1997, the Board of Directors of the Company declared a 2% stock dividend for shareholders of record on October 31, 1997. The stock dividend totalling 23,776 shares is payable on December 1, 1997. The dividend will not apply to holders of fractional shares and no fractional shares will be issued in connection with the payment of the dividend.

RESULTS OF OPERATIONS

THREE-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED SEPTEMBER 30, 1996 AND 1997

The Company had net income of $1,318,542 or $1.08 primary earnings per share for the three months ended September 30, 1997 compared to a net loss of $748,029 or $1.02 primary loss per share for the same period in 1996.

Net interest income before provision for loan losses increased by $90,404 or 12.95% for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. The increase was primarily the result of interest expense decreasing by $114,778 which was partially offset by an interest income decline of $24,374. The decrease in interest expense was primarily because of a $103,347 or 9.07% reduction in interest expense on deposits. The decrease in interest income was primarily a result of a $48,081 or 64.95% decrease in investment security interest income. The provision for loan losses decreased by $3,086 for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996.

Total other income increased by $24,306 or 11.96% comparing September 30, 1997 and the September 30, 1996 quarters. The increase in total other income was attributable to an increase in net gains on sales of loans of $13,373 and an increase in other income of $14,423. Total other expenses decreased by $720,775 for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. The decrease in total other expenses were primarily due to a one-time charge of $761,686 for the Savings Association Insurance Fund (SAIF) Special Assessment charged on September 30, 1996. The one-time charge was the primary cause for a $791,383 reduction in deposit insurance premium expense for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. Management of the bank anticipates a further reduction in deposit insurance premium expenses in the future, primarily because capital raised in the first and second quarter of 1997 will result in a lower SAIF deposit insurance assessment rate. Salaries and employee benefits expense increased by $39,147 or 9.76% comparing quarters ended September 30, 1997 and September 30, 1996. Management anticipates a further increase in salaries and employee benefits expense as the loan department is increased to increase new loan production. Professional fees decreased $27,262, while other expense increased by $53,110 for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996.

See Income Taxes below for a discussion of the income tax benefit recognized during the three months ended September 30, 1997.

NINE-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED SEPTEMBER 30, 1996 AND 1997

The Company had net income of $1,565,058 or $1.40 primary earnings per share for the nine months ended September 30, 1997 compared to a net loss of $700,124 or $0.98 primary loss per share for the same period in 1996.

Net interest income before provision for loan losses increased by $283,212 or 14.03% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase was primarily the result of interest expense decreasing by $496,287 which was partially offset by an interest income decline of $213,075. The decrease in interest expense was because of a $497,670 or 13.80% reduction in interest expense on deposits. The decrease in interest income was primarily a result of a $193,048 or 13.80% decrease in investment security interest income. The provision for loan losses increased by $100,095 for the nine months ended September 30, 1997 compared to the same period from 1996.

Total other income increased by $74,059 or 12.51% comparing the first nine months of 1997 and 1996. The increase in total other income was attributable to an increase in net gains on sales of available-for-sale securities of $20,637 and an increase in other income of $45,823. Total other expenses decreased by $780,006 for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The decrease in total other expenses were primarily due to a one-time charge of $761,686 for the SAIF Special Assessment charged on September 30, 1996. The one-time charge was the primary cause for a $857,282 reduction in deposit insurance premium expense for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Salaries and employee benefits expense increased by $92,429 or 7.77% comparing the nine months ended September 30, 1997 and September 30, 1996. Professional fees decreased $145,218, while other expense increased by $117,197 for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

See Income Taxes below for a discussion of the income tax benefit recognized during the nine months ended September 30, 1997.

INCOME TAXES

During the third quarter of 1997, the Company revised its estimates relative to the realization of the future benefits of its deferred tax assets, particularly the net operating loss carryforwards. In light of additional capital raised in the first and second quarters of 1997 and the Company's recent historical earnings, management has determined that it is more likely than not that the Company will realize substantial benefits provided by its net operating loss carryforwards and certain other deferred tax assets. As such, the Company recognized a deferred tax benefit during the three and nine months ended September 30, 1997. As a result of the Company's recognizing the benefit of its deferred income taxes, in the future, as these benefits are utilized, the Company will accrue deferred income tax expenses in a like amount.

IMPACT OF NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 is effective for years ending after December 15, 1997, for both interim and annual periods, and replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. The adoption of Statement 128 is not expected to have a material impact on earnings per share reported by the Company.

In February 1997, the Financial Accounting Standards Board issued Statement No. 129, "Disclosure of Information about Capital Structure." Statement 129 is effective for financial statements for periods ending after December 15, 1997. Statement 129 consolidates the existing requirements to disclose certain information about an entity's capital structure. The Company does not anticipate a change in its disclosures as a result of its adoption of Statement 129.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Statement 130 is effective for financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted. Statement 130 defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company does not anticipate a change in its disclosures as a result of its adoption of Statement 130.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. Statement 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The Company does not anticipate a change in its disclosures as a result of its adoption of Statement 131.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, the words or phrases such as "does not anticipate", "is not expected to", "anticipates" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties - including, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake - and specifically disclaims any obligation - to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As previously reported, on February 1, 1996, an Order of Dismissal was entered by the court with respect to a certain derivative lawsuit ("Derivative Lawsuit") which had been filed in the State District Court in Curry County, New Mexico on May 19, 1994 and amended on November 2, 1994.
The Derivative Lawsuit was filed by two stockholders, one of whom was a former director of the Bank, alleging a number of intentional and negligent acts and omissions in the management of the Bank which allegedly resulted in damages and losses suffered by the Bank. The court dismissed, with prejudice, all claims against all defendants, except a former president, who was also chief executive officer and a director (the "Former President") of the Bank. A dismissal with prejudice means that the charges cannot be refiled. The court also ordered plaintiffs to pay reasonable expenses, including attorney's fees, to the Bank's former independent auditors. The plaintiffs appealed to the New Mexico Court of Appeals. On July 3, 1997, the Court of Appeals affirmed the trial court's dismissal of the amended complaint. On July 18, 1997 the plaintiffs filed a motion for rehearing in the Court of Appeals. The motion for rehearing was denied, and the New Mexico Supreme Court has denied the plaintiffs' petition for a writ of certiorari.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits

     **3.1 Certificate of Amendment of Certificate of Incorporation and Certificate of Incorporation of the Company

     **3.2     Amended Bylaws of the Company

     *11.1     Statement re computation of per share earnings

     *27.1     Financial Data Schedule

           *   Filed herewith
          **   Previously Filed

     (b)  Reports on Form 8-K.

          None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ACCESS ANYTIME BANCORP, INC.


Date:  November 10, 1997          /s/  Norman R. Corzine
                                  ----------------------------------------------
                                  Norman R. Corzine, Chief Executive Officer,
                                  and Chairman of the Board of Directors
                                  (DULY AUTHORIZED REPRESENTATIVE)

Date:  November 10, 1997          /s/  Ken Huey, Jr.
                                  ----------------------------------------------
                                  Ken Huey, Jr., President, Chief Financial
                                  Officer and Director
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                                  (DULY AUTHORIZED REPRESENTATIVE)