Form 10KSB40
period 1997-12-31
ACCESS ANYTIME BANCORP INC
filed 1998-03-30
CIK 1024015

-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

/x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1945 FOR THE TRANSITION PERIOD FROM __________ TO __________

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

     The issuer's revenues for the year ended December 31, 1997, were $8,116,611.

     The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq Small-Cap Market as of March 4, 1998 was approximately $13,238,529. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

     As of March 4, 1998, the issuer had outstanding 1,217,336 shares of Common Stock, par value $0.01 per share, its only class of Common Stock.

                        DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated by reference into Part III of this Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer's 1998 Annual Meeting of Stockholders.

     Transitional Small Business Disclosure Format (check one):  Yes / /  No /x/

-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                    PART I

Item 1.   Description of Business. . . . . . . . . . . . . . . . . . .     4
          Overview . . . . . . . . . . . . . . . . . . . . . . . . . .     4
          Lending Activities . . . . . . . . . . . . . . . . . . . . .     4
               General . . . . . . . . . . . . . . . . . . . . . . . .     4
               Loan Portfolio Composition. . . . . . . . . . . . . . .     6
               One-to-Four Family Residential Mortgage Lending . . . .     8
               Multi-Family and Commercial Real Estate Lending . . . .     9
               Commercial Business Lending . . . . . . . . . . . . . .    10
               Construction Lending. . . . . . . . . . . . . . . . . .    10
               Consumer Lending. . . . . . . . . . . . . . . . . . . .    10
               Loan Servicing. . . . . . . . . . . . . . . . . . . . .    11
          Originations, Purchases and Sales of Loans . . . . . . . . .    11
          Asset Quality. . . . . . . . . . . . . . . . . . . . . . . .    12
               Delinquent Loans. . . . . . . . . . . . . . . . . . . .    12
               Non-Performing Assets . . . . . . . . . . . . . . . . .    13
               Criticized Assets . . . . . . . . . . . . . . . . . . .    14
               Allowance for Loan Losses . . . . . . . . . . . . . . .    14
          Investment Activities. . . . . . . . . . . . . . . . . . . .    16
               General . . . . . . . . . . . . . . . . . . . . . . . .    16
               Other Investments . . . . . . . . . . . . . . . . . . .    18
          Sources of Funds . . . . . . . . . . . . . . . . . . . . . .    18
               The Company . . . . . . . . . . . . . . . . . . . . . .    18
               The Bank. . . . . . . . . . . . . . . . . . . . . . . .    18
               Borrowings. . . . . . . . . . . . . . . . . . . . . . .    22
          Subsidiary of the Bank . . . . . . . . . . . . . . . . . . .    22
          Regulation . . . . . . . . . . . . . . . . . . . . . . . . .    22
               General . . . . . . . . . . . . . . . . . . . . . . . .    22
               Regulation of the Company . . . . . . . . . . . . . . .    23
               Federal Securities Law. . . . . . . . . . . . . . . . .    24
               Insurance of Accounts and Regulations by the FDIC . . .    24
               Regulatory Capital Requirements . . . . . . . . . . . .    25
               Limitations on Dividends and Other Capital
                 Distributions . . . . . . . . . . . . . . . . . . . .    26
               Liquidity . . . . . . . . . . . . . . . . . . . . . . .    27
               Accounting. . . . . . . . . . . . . . . . . . . . . . .    27
               Qualified Thrift Lender Test. . . . . . . . . . . . . .    28
               Community Reinvestment Act. . . . . . . . . . . . . . .    28
               Transactions with Affiliates. . . . . . . . . . . . . .    28
               Federal Home Loan Bank System . . . . . . . . . . . . .    29
               Regulatory Environment for 1998 . . . . . . . . . . . .    29
          Federal and State Taxation . . . . . . . . . . . . . . . . .    30
               Federal Taxation. . . . . . . . . . . . . . . . . . . .    30
               State Taxation. . . . . . . . . . . . . . . . . . . . .    31
          New Accounting Standards . . . . . . . . . . . . . . . . . .    32
          Competition. . . . . . . . . . . . . . . . . . . . . . . . .    33
          Employees. . . . . . . . . . . . . . . . . . . . . . . . . .    33

                                 (Continued)

                              TABLE OF CONTENTS
                                 (CONTINUED)
                                                                         PAGE
                                                                         ----

Item 2.   Description of Property. . . . . . . . . . . . . . . . . . .    34

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .    34

Item 4.   Submission of Matters to a Vote of Security Holders. . . . .    34


                                      PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . . . . .    35

Item 6.   Management's Discussion and Analysis or Plan of Operation. .    36
               Selected Consolidated Financial Highlights. . . . . . .    36
               General . . . . . . . . . . . . . . . . . . . . . . . .    38
               Regulatory Matters. . . . . . . . . . . . . . . . . . .    39
               Results of Operations . . . . . . . . . . . . . . . . .    40
                 Comparison of Years Ended December 31, 1997
                   and 1996. . . . . . . . . . . . . . . . . . . . . .    42
                 Comparison of Years Ended December 31, 1996
                   and 1995. . . . . . . . . . . . . . . . . . . . . .    42
               Asset/Liability Management and Interest Rate
                Sensitivity. . . . . . . . . . . . . . . . . . . . . .    43
               Liquidity and Capital Resources . . . . . . . . . . . .    46
               Asset Quality . . . . . . . . . . . . . . . . . . . . .    47
                 Allowance for Loan Losses . . . . . . . . . . . . . .    47
                 Non-Performing Assets . . . . . . . . . . . . . . . .    49
                 Investment Securities . . . . . . . . . . . . . . . .    49
               Off-Balance Sheet Financial Instruments . . . . . . . .    49
               Income Taxes. . . . . . . . . . . . . . . . . . . . . .    50
               Impact of Inflation and Changing Prices . . . . . . . .    50
               Impact of New Accounting Standards. . . . . . . . . . .    50
               Impact of Year 2000 . . . . . . . . . . . . . . . . . .    52
               Forward-Looking Information . . . . . . . . . . . . . .    52

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . .    53

Item 8.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosures . . . . . . . . . . .    53


                                      PART III

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the
            Exchange Act . . . . . . . . . . . . . . . . . . . . . . .    53

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . .    53

Item 11.  Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . .    53

Item 12.  Certain Relationships and Related Transactions . . . . . . .    53

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    54

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    56

Index to Consolidated Financial Statements . . . . . . . . . . . . . .   F-1

Glossary of Certain Terms. . . . . . . . . . . . . . . . . . . . . . .   G-1

                                       PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

PLEASE REFER TO THE GLOSSARY OF CERTAIN TERMS (PAGE G-1) FOR DEFINITIONS OF VARIOUS TERMS.

OVERVIEW

     Access Anytime Bancorp, Inc. (the "Company") is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of First Savings Bank, F.S.B. renamed FirstBank (the "Bank"). The Company owns all of the outstanding stock of the Bank, which is the Company's principal asset. The Bank was originally chartered by the FHLBB in 1934. Currently, deposits with the Bank are insured to maximum extent permitted by the SAIF, which is under the supervision of the FDIC. The Bank is a member of the FHLB system and the Company and the Bank are subject to comprehensive regulation, examination, and supervision of the OTS and the FDIC.

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

LENDING ACTIVITIES

     GENERAL. The Bank has historically originated fixed-rate and adjustable-rate mortgage loans. In order to reduce its exposure to changes in interest rates, it has also, since the early 1980's, emphasized the origination and retention of ARM loans. Management's strategy has been to increase assets in its portfolio which more frequently reprice or which have shorter maturities. In response to customer demand, however, the Bank continues to originate conventional fixed-rate mortgages. Since interest rates on fixed-rate mortgage loans are low on a historical basis, it has become difficult to originate ARM loans.

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

     The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is limited generally to the greater of 15% of unimpaired capital and surplus or $500,000. At December 31, 1997, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $1,403,000. The Bank had one loan in excess of $1,403,000 with a remaining principal balance of $1,532,601 at December 31, 1997, which was made prior to the implementation of the current loan to one borrower limitations. The note was modified during December 1997 which encompassed an additional principal payment by the borrower that left a remaining principal balance of $1,396,826 after the modification.

     LOAN PORTFOLIO COMPOSITION. The following table shows the composition of the Bank's loan portfolio in dollar amounts and in percentages as of dates indicated.


                                                                      December 31
                                       ------------------------------------------------------------------------
                                                1997                      1996                      1995
                                       --------------------       -------------------       -------------------
                                        Amount      Percent        Amount     Percent        Amount     Percent
                                       --------     -------       --------    -------       --------    -------
                                                                     (In Thousands)
Real estate loans (a):
   Residential mortgage loans:
      One-to-four family               $ 37,875      63.45%       $ 26,921      56.76%      $ 22,991     63.94%
      Multi-family                          942       1.58             961       2.03            995      2.76
      Other dwelling units                  762       1.28           1,060       2.23          1,114      3.10
   Commercial                             8,741      14.64           9,260      19.52          5,683     15.81
                                       --------     ------        --------     ------       --------    ------

         Total real estate loans         48,320      80.95          38,202      80.54         30,783     85.61
                                       --------     ------        --------     ------       --------    ------

Other loans:
   Savings accounts                         627       1.05             867       1.83            897      2.50
   Other consumer items (b)              10,750      18.00           8,360      17.63          4,276     11.89
                                       --------     ------        --------     ------       --------    ------

         Total other loans               11,377      19.05           9,227      19.46          5,173     14.39

         Total loans                     59,697     100.00%         47,429     100.00%        35,956    100.00%
                                                    ------                     ------                   ------
                                                    ------                     ------                   ------
Less:
   Loans in process                         535                      1,077                       863
   Discounts, deferred loan fees
    and other                               463                        327                       333
   Allowance for loan losses                527                        429                       428
                                       --------                   --------                  --------
         Total loans receivable,
          net                          $ 58,172                   $ 45,596                  $ 34,332
                                       --------                   --------                  --------
                                       --------                   --------                  --------

(a) Includes construction loans to be converted to permanent loans and refinanced loans.
(b) Includes, among other things, automobile, credit card and home improvement loans.

     The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate categories at the dates indicated.

                                                                      December 31
                                       ------------------------------------------------------------------------
                                                1997                      1996                      1995
                                       --------------------       -------------------       -------------------
                                        Amount      Percent        Amount     Percent        Amount     Percent
                                       --------     -------       --------    -------       --------    -------
                                                                     (In Thousands)
Fixed-rate loans:
Real estate (a):
   Residential mortgage loans:
      One-to-four family               $ 27,835      46.63%       $ 15,345     32.35%      $ 10,554      29.35%
      Multi-family                          626       1.05             573      1.21            562       1.57
      Other dwelling units                  317        .53             321      0.68            324       0.90
   Commercial                             5,669       9.50           4,518      9.52          1,176       3.27
                                       --------     ------        --------    ------       --------     ------

         Total real estate loans         34,447      57.71          20,757     43.76         12,616      35.09
                                       --------     ------        --------    ------       --------     ------
Other:
   Savings accounts                         627       1.05             867      1.83            897       2.50
   Consumer (b)                          10,681      17.89           8,038     16.95          1,859       5.16
                                       --------     ------        --------    ------       --------     ------

         Total other loans               11,308      18.94           8,905     18.78          2,756       7.66
                                       --------     ------        --------    ------       --------     ------

         Total fixed-rate loans          45,755      76.65          29,662     62.54         15,372      42.75
                                       --------     ------        --------    ------       --------     ------

Adjustable-rate loans:
Real estate (a):
   Residential mortgage loans:
      One-to-four family                 10,040      16.82          11,576     24.40         12,437      34.59
      Multi-family                          316       0.53             388      0.82            433       1.21
      Other dwelling units                  445       0.75             739      1.56            790       2.20
   Commercial                             3,072       5.14           4,742     10.00          4,507      12.53
                                       --------     ------        --------    ------       --------     ------

         Total real estate loans         13,873      23.24          17,445     36.78         18,167      50.53

Consumer (b)                                 69       0.11             322      0.68          2,417       6.72
                                       --------     ------        --------    ------       --------     ------

         Total adjustable-rate loans     13,942      23.35          17,767     37.46         20,584      57.25
                                       --------     ------        --------    ------       --------     ------
         Total loans receivable          59,697     100.00%         47,429    100.00%        35,956     100.00%
                                                    ------                    ------                    ------
                                                    ------                    ------                    ------
Less:
   Loans in process                         535                      1,077                      863
   Discounts, deferred loan fees and
    other                                   463                        327                      333
   Allowance for loan losses                527                        429                      428
                                       --------                   --------                 --------

         Total loans receivable, net   $ 58,172                   $ 45,596                 $ 34,332
                                       --------                   --------                 --------
                                       --------                   --------                 --------


(a) Includes construction loans to be converted to permanent loans and refinanced loans.
(b) Includes, among other things, automobile, credit card and home improvement loans.

     The following table outlines the specific loan types with contractual maturity dates as of December 31, 1997. Loans which have adjustable or renegotiable rates are shown as maturing during the period when the contract is due. This schedule does not reflect the effects of possible principal prepayments by the borrower.


                                     Real Estate                            Non-Real Estate
                      -------------------------------------   -----------------------------------------
                           Mortgages        Construction            Consumer        Commercial Business         Total
                      ------------------  -----------------   -------------------   -------------------  -------------------
                                Weighted           Weighted              Weighted             Weighted              Weighted
                                 average            average               average              average               average
                       Amount     rate     Amount    rate      Amount      rate      Amount     rate      Amount      rate
                      --------    ----    --------   ----     --------     ----     --------    ----     --------     ----
                                                                (In Thousands)
Within one year       $  2,613    8.90%    $ 889    10.01%    $   665      9.29%     $   472     9.43%   $  4,639     9.22%
More than one
  year through
  two years                128    8.49        --       --         892     11.40          304     7.06       1,324    10.12
More than two
  years through
  three years              338    7.82        --       --       1,410     11.00          523     8.30       2,271     9.90
More than three
  years through
  five years             1,578    9.44        --       --       4,629     10.91          201     8.93       6,408    10.49
More than five
  years through
  ten years              3,515    8.51        --       --       2,137     10.84           25    10.50       5,677     9.39
More than ten
  years through
  fifteen years         23,826    7.63        --       --          --        --          119     9.50      23,945     7.64
More than fifteen
  years                 15,433    8.21        --       --          --        --           --       --      15,433     8.21
                      --------    ----     -----    -----     -------     -----      -------     ----    --------     ----

Total loans
  receivable          $ 47,431    8.02%    $ 889    10.01%    $ 9,733     10.77%     $ 1,644     8.59%   $ 59,697     8.52%
                      --------    ----     -----    -----     -------     -----      -------     ----    --------     ----
                      --------    ----     -----    -----     -------     -----      -------     ----    --------     ----

     As of December 31, 1997, the total amount of loans with maturities longer than one year which had fixed interest rates was approximately $44 million and with floating or adjustable interest rates was approximately $11 million.

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

     The Bank's fixed-rate loans generally conform to secondary market standards (I.E., FHLMC, FNMA and GNMA standards) and, since 1991, have been primarily originated for sale in the secondary market. A portion of these loans has been originated pursuant to forward sales commitments. Most of the Bank's fixed-rate residential loans have contractual terms to maturity of 30 years. As a part of its asset/liability management strategy and in response to an increase in refinancing activity, the Bank also originates 15 year fixed-rate, fully amortizing loans. Since 1996, the Bank began to put these 15 year fixed-rate loans in the loan portfolio, while continuing to sell the 30 year fixed-rate loans. Interest rates charged on these fixed-rate loans are competitively priced according to market conditions.

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

     The Bank currently has fifteen arrangements to originate consumer automobile loans on an indirect basis (I.E., where loan contracts are purchased from automobile retailers which have extended credit to their customers). The Bank applies the underwriting standards mentioned below in the approval process of purchasing these contracts. These loans have a fixed interest rate and maturities of 6 years or less. As of December 31, 1997, the Bank had $5,130,362 in indirect automobile contracts or 8.6% of its loan portfolio before net items.

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

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (at December 31, 1997, approximately $33,000, or .29% of the consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

     LOAN SERVICING. In addition to servicing its own loans, the Bank services mortgage loans for others. It is the practice of the Bank to sell most fixed-rate loans and retain most adjustable-rate loans. Most conventional loans are sold to FNMA and the servicing is retained. VA and FHA loans are sold to private investors with the servicing released. The fee for selling loans with servicing released is generally 1/4% to 1 3/4%. The Bank generally retains the servicing on conventional loans sold to FNMA and receives a fee payable monthly of approximately 1/4% per annum of the unpaid balance of each loan. As of December 31, 1997, the Bank was servicing loans for others in the amount of approximately $42.4 million. These loans are not reflected in the consolidated statement of financial condition.


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

     The Bank made no purchases or sales of pooled whole loans in 1997 and had no commitments to purchase any loans or mortgage-backed securities at December 31, 1997. At the same date, the Bank had loan origination commitments of $1,057,233 and commitments to sell residential loans of $1,355,106. The Bank expects to continue to sell part of its residential mortgage loans in order to enhance liquidity and to maintain its risk-based capital position. This has generally been the procedure since 1991. When these loans are sold, the Bank usually retains the responsibility for servicing the loans.

     The following table sets forth the principal amount of the Bank's loan origination, purchase and sales activity for the periods indicated.

                                                 Year Ended December 31
                                          -----------------------------------
                                            1997           1996        1995
                                          --------       --------    --------
                                                     (In Thousands)
Originations by loan type
Fixed-rate:
  Construction loans . . . . . . .        $  1,214       $  2,026    $    766
  Mortgage loans . . . . . . . . .          16,446         14,581       6,113
  Consumer loans . . . . . . . . .           7,680          7,146       4,055
  Loans refinanced . . . . . . . .          10,624          5,628       2,627
Adjustable-rate:
  Mortgage loans . . . . . . . . .             616            612         794
  Consumer loans . . . . . . . . .               1             18          11
  Loans refinanced . . . . . . . .              46            207         703
                                          --------       --------    --------

     Total loans originated. . . .          36,627         30,218      15,069
                                          --------       --------    --------
Purchases:
  Loans purchased. . . . . . . . .              --             --          --
                                          --------       --------    --------

Sales and repayments:
  Sales (1). . . . . . . . . . . .           8,770          8,913       7,504
  Principal repayments . . . . . .          15,239         10,602       8,651
                                          --------       --------    --------

     Total reductions. . . . . . .          24,009         19,515      16,155
                                          --------       --------    --------

Increase (decrease) in other
 items, net. . . . . . . . . . . .            (308)           264         (62)
                                          --------       --------    --------

     Net increase (decrease) . . .        $ 12,310       $ 10,967    $ (1,148)
                                          --------       --------    --------
                                          --------       --------    --------

(1)  Consists entirely of one-to-four family fixed-rate loans


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

     The following table sets forth the Bank's loan delinquencies by type, amount, and percentage of type at December 31, 1997.

                                                Loans Delinquent For
                               -----------------------------------------------------
                                                                                         Total Loans Delinquent
                                      60-89 Days                90 Days And Over            60 Days or More
                               ------------------------     ------------------------    ------------------------
                                                Percent                     Percent                     Percent
                                                of loan                     of loan                     of loan
                               Number  Amount  category     Number  Amount  category    Number  Amount  category
                               ------  ------  --------     ------  ------  --------    ------  ------  --------
                                                                (In Thousands)
Mortgage loans:
   One-to-four family. . . . .    3    $ 108     0.29%        --     $ --       --%         3    $ 108    0.29%
   Other dwelling units. . . .   --       --       --         --       --       --         --       --      --
   Commercial real estate. . .   --       --       --         --       --       --         --       --      --
Consumer loans . . . . . . . .    7       26     0.23          2        7     0.06          9       33    0.29
                                ---    -----                 ---     ----                 ---    -----
Total loans. . . . . . . . . .   10    $ 134     0.22%         2     $  7     0.01%        12    $ 141    0.24%
                                ---    -----                 ---     ----                 ---    -----
                                ---    -----                 ---     ----                 ---    -----

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

                                                          December 31
                                                 ------------------------------
                                                  1997        1996        1995
                                                 ------     -------     -------
                                                        (In Thousands)
Non-accrual loans (1). . . . . . . . . .         $    7     $    53     $    --
Past due 90 days or more and still
  accruing . . . . . . . . . . . . . . .             --          --          --
Renegotiated loans (2) . . . . . . . . .             --       1,573       1,573
Real estate owned (3). . . . . . . . . .             76          86         114
                                                 ------     -------     -------

Total non-performing assets. . . . . . .         $   83     $ 1,712     $ 1,687
                                                 ------     -------     -------
                                                 ------     -------     -------
Ratio of non-performing assets to
  total assets . . . . . . . . . . . . .           0.08%       1.60%       1.44%
                                                 ------     -------     -------
                                                 ------     -------     -------

(1) Generally refers to loans that are contractually delinquent (i.e., payments were due and unpaid for more than 90 days).

(2) The Bank's largest restructured note of approximately $1,533,000 originated in 1987 for $2,000,000 as a permanent loan on a shopping center of 47,457 square feet, located on 56,943 square feet of land in Santa Fe, New Mexico. The terms of the note were modified in 1992 and an additional borrowers were added to the loan. The interest rate of 5% in 1995 increased to 6% in 1996 and escalated to 7% in 1997 with interest due monthly and principal reductions due at the end of each year. The loan was renewed in 1997 at a market rate and is not considered a classified loan at December 31, 1997.

(3) Refers to real estate acquired by the Bank through foreclosure or voluntary deed in lieu of loan foreclosure.

     For the year ended December 31, 1997, gross interest income which would have been recorded had the non-accruing loans and renegotiated loans been current in accordance with their original terms amounted to $124,518. The amount that was included in interest income on such loans was $117,181 for the year ended December 31, 1997.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Criticized assets of the Bank at December 31, 1997 were as follows:


                                        December 31,
                                            1997
                                       --------------
                                       (In Thousands)

Substandard. . . . . . . . . . . . . . .  $  262
Doubtful . . . . . . . . . . . . . . . .      --
Loss . . . . . . . . . . . . . . . . . .      --
                                          ------
Total classified assets. . . . . . . . .     262
Special mention assets . . . . . . . . .   2,648
                                          ------
Total criticized assets. . . . . . . . .  $2,910
                                          ------
                                          ------


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

The following table sets forth an analysis of the Bank's allowance for loan losses for the years indicated.

                                                            Year ended December 31
                                            -----------------------------------------------------
                                             1997         1996        1995        1994       1993
                                            -------      ------      ------      ------     -----
                                                                 (In Thousands)
Balance at beginning of year . . . . . .    $  429       $ 428       $ 461       $ 509      $535

Provision charged (credited) . . . . . .       118          14         (15)          4        21

Charge-offs:
Mortgage loans:
   Single family . . . . . . . . . . . .        (2)         --          --         (50)      (33)
   Commercial real estate. . . . . . . .        --          --          --          --        --
Consumer loans . . . . . . . . . . . . .       (60)        (18)        (21)         (3)      (33)

Recoveries:
Mortgage loans:
   Single family . . . . . . . . . . . .        21           2          --          --        --
   Commercial real estate. . . . . . . .        --          --          --                    --
Consumer loans . . . . . . . . . . . . .        21           3           3           1        19
                                            -------      ------      ------      ------     -----
Balances at end of year. . . . . . . . .    $  527       $ 429       $ 428       $ 461      $509
                                            -------      ------      ------      ------     -----
                                            -------      ------      ------      ------     -----
Ratio of net charge-offs during the
   period to average loans outstanding
   during the period . . . . . . . . . .       .04%        .03%        .05%        .14%      .11%
                                            -------      ------      ------      ------     -----
                                            -------      ------      ------      ------     -----
Allowance for loan losses to
   non-performing loans, at the end
   of the period . . . . . . . . . . . .    634.94%      25.06%      25.37%      12.29%     8.23%
                                            -------      ------      ------      ------     -----
                                            -------      ------      ------      ------     -----
Allowance for loan losses to total
   loans, at end of period . . . . . . .       .91%        .94%       1.25%       1.29%     1.38%
                                            -------      ------      ------      ------     -----
                                            -------      ------      ------      ------     -----

INVESTMENT ACTIVITIES

     GENERAL. The Bank has maintained high levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. For the month of December 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 22.37%.

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

     The Bank has a substantial portfolio of mortgage-backed securities. Historically, most of the Bank's mortgage-backed securities were long-term, fixed-rate federal agency securities. In recent years, the Bank began to purchase other types of mortgage-backed securities consistent with its asset/liability management and balance sheet objectives. At December 31, 1997, approximately $16 million or 49% of the Bank's mortgage-backed securities carried adjustable rates of interest. The Bank's recent policy is to reduce mortgage-backed securities balances and increase loans for yield enhancement. The Bank also has pooled fixed-rate loans in its existing loan portfolio to create mortgage-backed securities.

     Under the OTS' risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk-weighting and FNMA, FHLMC and AA- or higher rated mortgage-backed securities have a 20% risk-weighting. None of the mortgage-backed securities held by the Bank had a risk-weight for regulatory capital purposes above 20%.

     All of the Bank's mortgage-backed securities are backed by FHLMC, GNMA or FNMA, or rated AA or higher. Accordingly, management believes that the Bank's mortgage-backed securities generally are resistant to credit problems.

     The Bank's holdings of mortgage-backed securities have decreased in recent years primarily as a result of increase in the Bank's loan portfolio. FHLMC, GNMA and FNMA mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the insurance or guarantee feature of such securities and the retention of a servicing spread by the loan servicer), and the Bank's other mortgage-backed securities also carry lower yields (because such securities tend to have shorter actual durations than 30-year loans). The Bank will continue to evaluate mortgage-backed securities purchases and loan securitizations of its existing loans in the future based on its strategic and asset/liability objectives, market conditions and alternative investment opportunities.

     The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.

                                                                     December 31
                                           --------------------------------------------------------------
                                                   1997                 1996                  1995
                                           ------------------   ------------------    -------------------
                                           Carrying    % of     Carrying    % of      Carrying     % of
                                            value      total      value      total     value       total
                                           --------    -----    --------    ------    --------     -----
                                                                    (In Thousands)
Available-for-sale:
Mortgage-backed securities:
  GNMA adjustable rate . . . . . . . . .   $  15,032   100.0%   $  23,640   100.0%    $  28,096     84.9%
Obligation of U.S. government agencies .          --       --          --       --        4,994      15.1
                                           ---------   ------   ---------   ------    ---------    ------
       Total available-for-sale. . . . .   $  15,032   100.0%   $  23,640   100.0%    $  33,090    100.0%
                                           ---------   ------   ---------   ------    ---------    ------
                                           ---------   ------   ---------   ------    ---------    ------
Held-to-maturity:
Mortgage-backed securities:
  FNMA participation certificates. . . .    $  4,362    23.0%    $  5,355    18.4%     $  6,225     17.1%
  FHLMC participation certificates . . .      12,942     68.3      21,896     75.2       27,873      76.6
  FHLMC adjustable rate. . . . . . . . .       1,643      8.7       1,862      6.4        2,306       6.3
                                           ---------   ------   ---------   ------    ---------    ------
       Total held-to-maturity. . . . . .      18,947   100.0%      29,113   100.0%       36,404    100.0%
                                           ---------   ------   ---------   ------    ---------    ------
                                                       ------               ------                 ------
FHLB stock . . . . . . . . . . . . . . .       1,667                1,572                 1,483
                                           ---------            ---------             ---------
Other interest-earning assets:
  Interest-bearing deposits with banks .       1,530                  381                   476
                                           ---------            ---------             ---------
       Total . . . . . . . . . . . . . .   $  37,176            $  54,706             $  71,453
                                           ---------            ---------             ---------
                                           ---------            ---------             ---------
Average remaining life excluding
  other-interest-earning assets and
  FHLB stock                                12 years             14 years              16 years

     The following table sets forth the composition and contractual maturities of the Bank's investment securities.

                                                                               December 31, 1997
                                            --------------------------------------------------------------------------------
                                                                                                 Total investment securities
                                                                                                 ---------------------------
                                             Within    1 to 5   5 to 10    10 to 20   Over 20    Amortized         Market
                                            one year   years     years       years     years        cost           value
                                            --------  --------  --------   --------  ---------   ---------       ---------
                                                                        (In Thousands)
Available-for-sale:
Mortgage-backed securities:
   GNMA adjustable rate. . . . . .          $    --   $    --   $    --    $ 2,156   $ 12,880    $ 15,036        $  15,032
                                            --------  --------  --------   --------  ---------   ---------        ---------
      Total securities available-
        for-sale . . . . . . . . .          $    --   $    --   $    --    $ 2,156   $ 12,880    $ 15,036        $  15,032
                                            --------  --------  --------   --------  ---------   ---------        ---------
                                            --------  --------  --------   --------  ---------   ---------        ---------
Weighted average yield . . . . . .               --%       --%       --%      6.27%      6.70%       6.64%
                                            --------  --------  --------   --------  ---------   ---------
                                            --------  --------  --------   --------  ---------   ---------

                                                                              December 31, 1997
                                           --------------------------------------------------------------------------------
                                                                                                Total investment securities
                                                                                                ---------------------------
                                             Within    1 to 5   5 to 10    10 to 20   Over 20    Amortized        Market
                                            one year   years     years       years     years        cost          value
                                            --------  --------  --------   --------  ---------   ---------      ---------
                                                                        (In Thousands)
Held-to-maturity:
Mortgage-backed securities:
   FNMA participation certificates . .     $     --   $  4,362   $  --      $  --     $   --     $  4,362        $  4,306
   FHLMC participation certificates. .        8,248      4,694      --         --         --       12,942          12,882
   FHLMC adjustable-rate certificates.           --         --      --         --      1,643        1,643           1,615
                                           --------   --------   ------     ------    ------     --------        --------
     Total securities held-to-maturity     $  8,248   $  9,056   $  --      $  --     $1,643     $ 18,947        $ 18,803
                                           --------   --------   ------     ------    ------     --------        --------
                                           --------   --------   ------     ------    ------     --------        --------
Weighted average yield . . . . . . . .         4.65%      5.72%     --  %      --  %    5.85%        5.27%
                                           --------   --------   ------     ------    ------     --------        --------
                                           --------   --------   ------     ------    ------     --------        --------

     OTHER INVESTMENTS. At December 31, 1997, the Bank's interest bearing deposits with banks was $1,530,000 or 1.43% of total assets. As of such date, the Bank also had a $1,667,434 investment in FHLB stock, satisfying its requirement for membership in the FHLB of Dallas. It is the Bank's general policy to purchase investment securities which are U.S. Government securities and federal agency obligations and other issues that are rated investment grade or have credit enhancements. The Bank's investment securities portfolio at December 31, 1997 was entirely comprised of securities issued by the United States Government, or its agencies.

SOURCES OF FUNDS

     THE COMPANY. The Company's primary source of funds are dividends from the Bank, of which none have been paid to date, borrowings from the Bank in the form of advances ($0 at December 31, 1997), and outside borrowings.

     On February 12, 1997, the Company obtained a line of credit in the amount of $100,000 from a correspondent bank for six months at a market rate of interest, the funds of which were to be used for general corporate purposes. The line of credit expired in August 1997 with no amounts being borrowed by the Company.

     THE BANK. The Bank's primary sources of funds are deposits, amortization and prepayment of loan principal, sales or maturities of loans, investment securities, mortgage-backed securities and short-term investments, borrowings and funds provided from operations.

     Borrowings, predominantly from the FHLB of Dallas, may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used in the future on a longer-term basis to support lending and investing activities.

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

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. To maintain proper capital ratios and improve its net interest margin, management decided in 1995 to be less aggressive in bidding for public fund deposits and the decline in deposits is partially attributed to that strategic plan as well as management's overall strategy to change the product mix offered to its customers. The policy was discontinued during 1997 as the capital ratios of the Bank improved.

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

     The following tables set forth the deposits in the various programs offered by the Bank at the dates indicated:


                  Balance at                       Balance at                         Balance at                       Balance at
                 December 31,   % of     Increase  December 31,  % of     Increase   December 31,  % of     Increase   December 31,
                    1997      deposits  (decrease)    1997      deposits  (decrease)      1997    deposits  (decrease)     1994
                 -----------  --------  ---------- -----------  --------  ---------- -----------  --------  ---------- -----------
                                                                 (In Thousands)
Transactional
 accounts          $ 9,985     10.25%   $ 1,569    $ 8,416       8.57%   $    453    $  7,963      7.19%    $   298    $  7,665
Jumbo CDs            8,296      8.52        574      7,722       7.87      (5,173)     12,895     11.66         (64)     12,959
Savings accounts     6,927      7.11     (1,394)     8,321       8.48        (960)      9,281      8.39      (1,979)     11,260
Money market
 deposit accounts   15,711     16.13      5,200     10,511      10.71        (903)     11,414     10.32      (2,353)     13,767
IRA accounts         9,451      9.70       (360)     9,811       9.99        (512)     10,323      9.33          (4)     10,327
Other CDs           47,042     48.29     (6,341)    53,383      54.38      (5,374)     58,757     53.11       1,962      56,795
                   -------    ------    -------    -------     ------    --------    --------    ------     -------    --------
                   $97,412    100.00%   $  (752)   $98,164     100.00%   $(12,469)   $110,633    100.00%    $(2,140)   $112,773
                   -------    ------    -------    -------     ------    --------    --------    ------     -------    --------
                   -------    ------    -------    -------     ------    --------    --------    ------     -------    --------

                              December 31, 1997               December 31, 1996               December 31, 1995
                         ---------------------------     ---------------------------     ---------------------------
                         Weighted                        Weighted                        Weighted
                          average         Percentage      average         Percentage      average         Percentage
Minimum                  interest          of total      interest          of total      interest          of total
amount     Category        rate   Balance  deposits        rate   Balance  deposits        rate   Balance  deposits
------     --------       ------  -------  --------       ------  -------  --------       ------  -------  --------
                                                               (In Thousands)
$  100   Transactional
          accounts
          zero-rate        0.00%  $ 3,226    3.32%         0.00%  $ 1,516    1.54%       0.00%  $    576    0.52%
   100   Transactional
          accounts         1.12     6,759    6.94          1.63     6,900    7.03        2.47      7,387    6.68
 1,000   Money market      3.05     6,030    6.19          3.06     9,647    9.83        3.65     11,414   10.32
   100    Savings
          accounts         2.50     6,927    7.11          2.50     8,321    8.48        2.75      9,281    8.39
 2,500   Access money
          market           4.50     9,681    9.94          4.57       864    0.88          --         --      --

         Certificates
          of Deposit
 1,000   30-60 day CDs     3.04        63    0.06          3.03       175    0.18        4.31        376    0.34
 1,000   91 day CDs        3.65       599    0.61          3.71     1,110    1.13        4.52      1,465    1.32
 1,000   6 month CDs       4.66    13,864   14.23          4.60    15,407   15.70        5.05     15,928   14.40
 1,000   1 year CDs        4.88    17,127   17.59          4.82    18,164   18.51        5.57     20,422   18.46
 1,000   18 month CDs      4.95     1,607    1.65          5.05     1,662    1.69        5.56      2,131    1.93
 1,000   2 year CDs        4.96     3,656    3.75          5.54     4,574    4.66        5.08      5,819    5.26
 1,000   30 month CDs      5.19     3,068    3.15          5.81     4,265    4.34        5.62      4,407    3.98
 1,000   3 year CDs          --        --      --            --        --      --        8.00          5    0.00
 1,000   4 year CDs        5.69     2,371    2.43          5.59     3,045    3.10        5.65      3,276    2.96
 1,000   5 year CDs        5.70     4,687    4.81          5.77     4,981    5.07        5.90      5,028    4.54
90,000   Jumbo CDs         5.27     8,296    8.52          5.01     7,722    7.87        5.67     12,795   11.57
   100   IRA floating
          rate             5.05     4,217    4.33          5.05     4,733    4.82        5.24      5,169    4.67
   100   1 year IRA        5.04     2,024    2.08          5.03     1,993    2.03        5.74      1,932    1.75
   100   2 year IRA        5.57        94     .10            --        --      --          --         --      --
   100   3 year IRA        5.72     1,154    1.18          5.40     1,582    1.61        5.34      1,875    1.69
   100   5 year IRA        5.87     1,962    2.01          5.85     1,503    1.53        6.13      1,347    1.22
                           ----   -------  ------          ----   -------  ------        ----   --------  ------
                           4.24%  $97,412  100.00%         4.31%  $98,164  100.00%       4.69%  $110,633  100.00%
                           ----   -------  ------          ----   -------  ------        ----   --------  ------
                           ----   -------  ------          ----   -------  ------        ----   --------  ------



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

                                              Year Ended December 31
                                        ---------------------------------
                                          1997        1996         1995
                                        --------    --------     --------
                                                   (In Thousands)
Net deposits (withdrawals)
 before interest credited               $(3,783)    $(17,178)    $(7,452)
Interest credited                         3,031        4,709       5,312
                                        -------     --------     -------
    Net decrease in savings deposits    $  (752)    $(12,469)    $(2,140)
                                        -------     --------     -------
                                        -------     --------     -------
Percent decrease                          (0.77)%     (11.27)%     (1.90)%

     The following table shows interest rate and maturity information for the Bank's CDs as of December 31, 1997.

                            0.00-     3.00-       5.00-      7.00-               Percent
                            2.99%     4.99%       6.99%      8.99%      Total    of total
                            -----     -----       -----      -----      -----    --------
                                                         (In Thousands)
Certificate accounts
maturing in quarter
ending:
--------------------
March 31, 1998 . . . . .    $  8    $ 10,724    $  8,150    $   99    $ 18,981     29.29%
June 30, 1998. . . . . .      --      11,129       6,119        --      17,248     26.62
September 30, 1998 . . .      --       4,285       3,544        14       7,843     12.11
December 31, 1998. . . .      --       3,738       4,116        --       7,854     12.12
March 31, 1999 . . . . .      --         668       1,020       324       2,012      3.11
June 30, 1999. . . . . .      --         734       1,019        --       1,753      2.71
September 30, 1999 . . .      --         311         796        --       1,107      1.71
December 31, 1999. . . .      --         390         793        --       1,183      1.83
March 31, 2000 . . . . .      --          98         810       176       1,084      1.67
June 30, 2000. . . . . .      --         242         823        47       1,112      1.72
September 30, 2000 . . .      --           4         353        --         357      0.55
December 31, 2000. . . .      --         126         426        --         552      0.85
Thereafter . . . . . . .      --          42       3,661        --       3,703      5.71
                            ----    --------    --------    ------    --------    ------
  Total. . . . . . . . .    $  8    $ 32,491    $ 31,630    $  660    $ 64,789    100.00%
                            ----    --------    --------    ------    --------    ------
                            ----    --------    --------    ------    --------    ------
  Percent of total . . .      01%      50.15%      48.82%     1.02%     100.00%
                            ----    --------    --------    ------    --------
                            ----    --------    --------    ------    --------

     The following table indicates the amount of the Bank's CDs by size or from public entities, by time remaining until maturity as of December 31, 1997.

                                                             Maturity
                                    ------------------------------------------------------------
                                                    Over       Over
                                    3 months       3 to 6     6 to 12       Over
                                    or less        months      months     12 months      Total
                                    --------     --------     --------    ---------     --------
                                                           (In Thousands)
CDs less than $100,000 . . . . .    $ 18,009     $ 16,087     $ 15,148     $ 11,904     $ 61,148

CDs of $100,000 or more. . . . .         472          338          549          959        2,318

Public funds(1). . . . . . . . .         500          823           --           --        1,323
                                    --------     --------     --------    ---------     --------
Total CDs and public funds . . .    $ 18,981     $ 17,248     $ 15,697     $ 12,863     $ 64,789
                                    --------     --------     --------    ---------     --------
                                    --------     --------     --------    ---------     --------

-----------------
(1)  Certificates of deposit from government and other public entities.

     From time to time, the Bank has had greater amounts of public funds.
The amount of public funds held by the Bank at December 31, 1997 and 1996 was $2,129,114 and $726,268, respectively. The Bank is required to pledge collateral against such funds equal to 100% of such funds.

     BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when there is a net outflow of deposits, when advances are a less costly source of funds or when funds from advances can be invested at a positive spread. In addition, the Bank has relied upon selected borrowings for short-term liquidity needs.

     The Bank may obtain advances from the FHLB of Dallas upon the security of its capital stock of the FHLB of Dallas and certain of its mortgage loans, investment securities and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1997, the Bank had no FHLB borrowings outstanding.

     During fiscal 1997, the Bank utilized advances from FHLB of Dallas to cover net deposit outflows and, to a lesser extent, partially fund mortgage loans.

     The following table sets forth maximum balance, average balance, and average rate paid on FHLB advances for the period indicated.

                                                         Year ended December 31
                                                     ------------------------------
                                                       1997       1996       1995
                                                     -------    -------    --------
                                                             (In Thousands)
Maximum amount of borrowings outstanding             $ 4,100    $ 3,900    $ 7,400

Approximate average borrowings outstanding           $   231    $   459    $ 1,305

Approximate weighted average interest rate paid         5.64%      5.38%      6.13%

SUBSIDIARY OF THE BANK

     In 1974, the Bank incorporated First Equity Development Corporation ("FEDCO"), a New Mexico corporation, as a wholly-owned subsidiary of the Bank. The directors and officers of FEDCO also serve as officers of the Bank. Prior to 1991, FEDCO's primary business was real estate acquisition, development and construction, and investment in the Bank's former data processing service bureau. FEDCO had $913 and $1,697 in cash at December
31, 1997 and 1996, respectively, and no other assets or liabilities and is currently an inactive corporation. Thrift institutions are permitted to invest an amount equal to 2% of their assets, through a subsidiary, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes.

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

     The Bank was subject to an Amended Prompt Corrective Action Directive dated August 1994 and a Supervisory Agreement dated June 1996 mainly directed to the improvement of capital ratios, plan and asset/liability management issues. These agreements were terminated by the OTS in November 1997.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium, while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

     Legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one-time assessment imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment on the Bank of $762,000 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Bank's results of operations for the year ended December 31, 1996. As a result of the special assessment, the Bank's deposit insurance premiums were reduced in 1997 and again in 1998 based upon its current risk classification and the new assessment schedule for SAIF insured institutions.

     Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing (FICO) for resolving the thrift crisis in the 1980's. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.3 basis points assessment on SAIF deposits and 1.26 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. Intangible assets including disallowed servicing assets and disallowed deferred tax assets are deducted from capital to calculate adjusted tangible capital.

     The OTS regulations establish special capitalization requirements for thrift associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for generally accepted accounting principles ("GAAP") purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital, with a five-year transition period beginning on July 1, 1990, for investments made before April 12, 1989. At December 31, 1997, the Bank had tangible capital of $7,966,049 or 7.51% of adjusted total assets, which was $6,374,636 above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. A thrift association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1997, the Bank had core capital equal to $7,966,049 or 7.51% of adjusted total assets, which was $4,783,224 above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires thrift associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a thrift association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1997, the Bank had no capital instruments that qualify as supplementary capital. In addition, general loss reserves at that date were less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investment (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 1997.

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

     At December 31, 1997, the Bank had risk-based capital of $8,493,396 or 16.81% of risk-weighted assets. This amount was $4,450,596 above the 8% requirement in effect on that date.

     The OTS has adopted a rule that requires every thrift association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a thrift association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. Any thrift association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. Currently, the Bank is exempt from this rule.

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

     The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a thrift association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMELS 1 or 2 rating, is not of supervisory concern and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Thrift associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A thrift association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

     LIQUIDITY. All thrift associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all thrift associations. At the present time, the minimum liquid asset ratio is 4%.

     In addition, short-term liquid assets (i.e., cash, certain time deposits, etc.) currently must constitute 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1997, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 22.37% and short-term liquid assets ratio of 5.29%.

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

     QUALIFIED THRIFT LENDER TEST. All thrift associations, including the Bank, are required to meet a QTL test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the thrift association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1997, the Bank met the QTL test and has always met the test since its inception.

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

     Certain transactions with directors, officers of controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals. At December 31, 1997, loans to directors, executive officers, and major stockholders were $984,434.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas. At December 31, 1997, the Bank had $1,667,434 in FHLB stock, which was in compliance with this requirement. The Bank has received dividends on its FHLB stock, which have averaged 5.38% over the past five calendar years and were 5.95% for calendar year 1997.

     For the year ended December 31, 1997, stock and cash dividends paid by the FHLB of Dallas to the Bank totaled $95,290 which constitutes a $6,180 increase from the amount of dividends received in fiscal year 1996. The $24,739 dividend received for the quarter ended December 1997 reflects an annualized rate of 6.00% or .10% above the rate for calendar 1996.

     REGULATORY ENVIRONMENT FOR 1998. It is anticipated that in 1998 the regulator agendas will continue to focus on three major areas: regulatory compliance, financial management, and cost control.

     The major issues to be reviewed in each of these areas are as follows:

     * REGULATORY COMPLIANCE.  Regulatory compliance should focus on four main areas:

       ** Risk management in all areas of banking with specific attention to compliance and fair lending.
       ** Nondeposit investment products sold only by broker-dealers or properly licensed registered representatives and proper disclosures or no FDIC insurance of these products.
       **  Enhancement of individual financial privacy as it relates to new home banking, interest banking and smart card usage products.
       **  Expansion of goals geared to establish know-your-customer policy to prevent fraud, protect safety and soundness of the institution, and protect name and reputation of the Bank.

     * FINANCIAL MANAGEMENT. Regulations governing investment securities are scheduled for review by the regulatory agencies. Regulators also may finalize proposals for measuring interest rate risk for risk-based capital purposes. The Financial Accounting Standards Board ("FASB") is likely to take further action in the area of market valuation, as well as in the areas of financial statement disclosures, and accounting for derivatives and hedging activities. Banks' use of simple gap models for asset/liability management may be reviewed again by regulators. Falling rates may adversely affect any concentrated investment by banks in mortgage-backed securities.

     - COST CONTROL. Reengineering of retail delivery systems, focus on the customer, customer and product profitability models, and a new emphasis on the internal audit function all should get attention during 1998.

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

     The federal banking agencies' new management guidelines measure a bank's control of six different types of risks:

     -  Credit risk                -  Operational risk
     -  Market risk                -  Legal risk
     -  Liquidity risk             -  Reputation risk

According to the new guidelines, effective control of each of these must include:

-    Active board and senior management oversight
-    Adequate policies, procedures, and limits
- Adequate risk measurement, monitoring, and management information systems Comprehensive internal controls

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

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION. Prior to the enactment of recent legislation (discussed below), thrift associations such as the Bank that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to made annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) is computed under the experience method.

     In August 1996, legislation was enacted that repeals the percentage of taxable income method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The legislation did not have a material impact on the Bank.

     In addition, to regular income tax, corporations, including thrift institutions such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including thrift associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

     To the extent earnings appropriated to a thrift institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the thrift's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1997, the Bank had no Excess. Under present law should the Bank cease to be a thrift institution, the Company would be required to recapture the Bank's bad debt reserves in its Excess.

     At December 31, 1997, the Company had remaining net operating loss ("NOL") carryforwards of approximately $6,150,000 for federal income tax purposes which expire in varying amounts through 2010. The Company also has a capital loss carryforward of $88,000 for tax purposes which will expire in 1998 and 1999. In addition, the alternative minimum tax ("AMT") NOL carryforward and AMT credit carryforward were approximately $6,630,000 and $101,000, respectively, which expire in varying amounts through 2010. Investment tax credit carryforwards of approximately $40,000 expire in varying amounts through 2005. At December 31, 1997, the Bank had remaining NOL carryforwards of approximately $40,965,000 for state income tax purposes which expire in varying amounts through 2005. These state NOL carryforwards are substantially more than the federal NOL carryforwards as a result of the exclusion of U.S. investment security and other income for state income tax purposes.

     Section 382 of the Internal Revenue Code ("Code") provides that the aforementioned tax NOL carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year testing period. Due to the fact that the Company has a tax NOL carryforward, it is required to report changes in ownership of 5% or greater of stockholders annually to the Internal Revenue Service. The statute and applicable Treasury regulations are extremely complex. The Company believes that no change of ownership as defined in applicable Section 382 regulations occurred through the three-year testing period ended December 31, 1997.
However, if such a change in ownership occurs, the annual use of the tax NOL carryforwards would be subject to an annual limitation.

     The Company files consolidated federal income tax returns with the Bank and its subsidiary on a fiscal year basis using the accrual method of accounting. The Bank's federal income tax returns have not been examined by the Internal Revenue Service since 1990. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiary.

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

NEW ACCOUNTING STANDARDS

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which was amended in December 1996. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Company was required to adopt certain provisions of SFAS No. 125 for the year beginning January 1, 1997 and certain other provisions of the Statement for the year beginning January 1, 1998. The adoption of the applicable provision in 1997 did not have a material impact on the Company's financial position or results of operations. The adoption of the applicable provisions of this new standard, as amended, in 1998, is not expected to have a material impact on the Company's financial position or results of operations.

     In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE. This Statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, EARNINGS PER SHARE. SFAS No. 128 supersedes APB Opinion No. 15 and its interpretations and supersedes or amends other accounting pronouncements related to current computations of EPS. The Statement replaced the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation with equal prominence of basic and diluted EPS for income from continuing operations and for net income on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The provisions of SFAS No. 128 are effective for financial statements for both interim and annual periods ending after December 15, 1997, or for the year ended December 31, 1997, for the Company, with all prior period EPS data restated to conform with SFAS No. 128. The adoption of this Statement has been reflected in this report and, in managements opinion, did not significantly change the results of previously reported EPS data.

     In February 1997, the FASB issued SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. This Statement establishes standards for disclosing information about an entity's capital structure. This Statement requires an entity to disclose in its financial statements the pertinent rights and privileges of the various securities outstanding and the number of shares upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. This Statement also requires disclosure relative to liquidation preference of preferred stock and redeemable stock. The provisions of SFAS No. 129 are effective for periods ending after December 15, 1997. The adoption of this Statement, in managements opinion, did not result in any significant disclosures in addition to those already contained in the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. SFAS No. 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements with the aggregate amount of comprehensive income reported in that same financial statement. SFAS No. 130 permits the statement of changes in stockholders' equity to be used to meet this requirement. Companies are encouraged, but not required, to display the components of other comprehensive income below the total for net income in the statement of operations or in a separate statement of comprehensive income. Companies are also required to display the cumulative total of other comprehensive income for the period as a separate component of equity in the statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997, or January 1, 1998, for the Company, with earlier application permitted. Companies are also required to report comparative totals for comprehensive income in interim reports. Management of the Company will adopt the provisions of this Statement, which are only of a disclosure nature, effective January 1, 1998.

     In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This Statement supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, and utilizes the "management approach" for segment reporting. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on any manner in which management disaggregates its company such as by products and services, geography, legal structure and management structure. SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures especially by countries as opposed to broad geographic regions. This Statement also requires descriptive information about the way the operating segments were determined, the products/services provided by the operating segments, the differences between the measurements used in reporting segment information and those used in general purpose financial statements, and the changes in the measurement of segment amounts from period to period. The provisions of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997, or January 1, 1998, for the Company, with earlier application permitted. SFAS No. 131 does not need to be applied to interim statements in the initial year of application but such comparative information will be required in interim statements for the second year. Comparative information for earlier years must be restated in the initial year of application. Management of the Company will adopt the provisions of this Statement, which are only of a disclosure nature, effective January 1, 1998.

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

EMPLOYEES

     As of December 31, 1997, the Bank had 52 full-time and 15 peak-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's principal asset is the common stock of the Bank.

     The following table sets forth information relating to each of the Bank's current offices. Net book value and total investment figures are for land, building, furniture and fixtures.

                                                 Net book value at     Branch deposits at
Location                       Date acquired   December 31, 1997 (1)    December 31, 1997
---------------------------    -------------   ---------------------   -------------------
MAIN OFFICE:
806 Pile Street                     1966           $  987,775             $  52,550,891
Clovis, New Mexico

BRANCH OFFICES:
Prince and Parkland Streets         1978              338,127                13,619,419
Clovis, New Mexico

400 West First Street               1982              679,940                31,241,695
Portales, New Mexico

LOAN PRODUCTION OFFICE:
4061 Ridgerock Road, Suite C        1996               48,405 (2)           Not applicable
Rio Rancho, New Mexico

(1) The book value of the Bank's investment in land, premises and equipment, less accumulated depreciation, totaled $2,054,247 at December 31, 1997.

(2) The book value of the Bank's investment is for equipment and furniture. The office building is under an operating lease.

ITEM 3.   LEGAL PROCEEDINGS

     The Company and its subsidiary are from time to time parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or its subsidiary which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Bank was traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol "FSBC" prior to October 21, 1996, and the Common Stock of the Company has been traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol "AABC" since October 21, 1996. As of March 27, 1998, the Company had 1,217,336 shares of common stock outstanding and 444 holders of record.

     The following table sets forth the high and low sales prices of the Common Stock of the Company and the Common Stock of the Bank prior to the formation of the Company as a unitary thrift holding company as quoted on the NASDAQ Small Cap Market.

                                             Price range
                                  -----------------------------------
                                                             Cash
                                                           Dividends
                                    High        Low        per share*
                                  -------     -------      ----------
1996
  First Quarter                   $  7.25     $  6.00          --
  Second Quarter                  $  7.00     $  5.50          --
  Third Quarter                   $  6.00     $  5.25          --
  Fourth Quarter                  $  6.00     $  5.50          --

1997
  First Quarter                   $  6.25     $  5.25          --
  Second Quarter                  $  5.94     $  5.25          --
  Third Quarter                   $  8.25     $  6.00          --
  Fourth Quarter                  $ 11.38     $  7.75          --


*Does not reflect 2% stock dividend declared on October 31, 1997 and issued on December 1, 1997.

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

     The Bank last paid a stock dividend in 1989 and a cash dividend in 1988. The Company's Board of Directors does not currently intend to declare any cash dividends at any time in the foreseeable future. However, in October 1997, the Board of Directors declared a 2% common stock dividend payable December 1, 1997 to shareholders of record as of October 31, 1997.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

     The Company became the unitary thrift holding company for the Bank as a result of the consummation of an Agreement and Plan of Reorganization and related Plan of Merger on October 21, 1996 (the "Merger"). The Company did not have any material assets prior to the Merger. Following the Merger, the Company's consolidated statement of financial condition and statement of operations are not materially different from the Bank's statement of financial condition and statement of operations. The Company is the successor registrant to the Bank under the Securities Act of 1933. The following table sets forth selected consolidated historical financial and operating data for the Company as of and for each of the five fiscal years ended December 31, 1997 and has been derived from and should be read in conjunction with the audited consolidated financial statements of the Company. The following summary financial information is qualified in its entirety by and should be read in conjunction with the detailed information and financial statements of the Company, including the notes thereto, which information as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, are included in this Form 10-KSB.


                                                 For the years ended December 31
                                       ----------------------------------------------------
SELECTED CONSOLIDATED OPERATING DATA:    1997        1996      1995       1994      1993
                                       ---------  --------   --------   --------   --------
                                                (In Thousands Except Per Share Data)
Income statement data:
  Interest income                      $  7,250   $  7,473   $  8,417   $  7,888   $  8,538
  Interest expense                        4,149      4,717      5,423      4,563      4,943
                                       --------   --------   --------   --------   --------
  Net interest income before
     provision for loan losses            3,101      2,756      2,994      3,325      3,595
  Provision for loan losses                 118         14        (15)         4         21
                                       --------   --------   --------   --------   --------
Net interest income after
  provision for loan losses               2,983      2,742      3,009      3,321      3,574
  Net gain (loss) on mortgage
     loans held-for-sale                    149        141        118        (19)       331
  Net gain on sale of securities             21         --         --          5        258
  Real estate operations, net                (3)       (43)       (58)      (273)      (616)
  Other income, net                         697        664        716        752        744
  Other expenses                         (3,463)    (4,238)    (3,371)    (3,635)    (3,677)
                                       --------   --------   --------   --------   --------
Income (loss) before income taxes           384       (734)       414        151        614
  Income tax expense (benefit)           (1,212)        --         --       (189)        --
                                       --------   --------   --------   --------   --------
Net income (loss)                      $  1,596   $   (734)  $    414   $    340   $    614
                                       --------   --------   --------   --------   --------
                                       --------   --------   --------   --------   --------
Per share data:
  Earnings per common share            $   1.40   $  (1.01)  $   0.58   $   0.48   $   0.87
                                       --------   --------   --------   --------   --------
                                       --------   --------   --------   --------   --------
  Earnings per common
     share-assuming dilution           $   1.37   $  (1.01)  $   0.58   $   0.48   $   0.87
                                       --------   --------   --------   --------   --------
                                       --------   --------   --------   --------   --------

SELECTED CONSOLIDATED FINANCIAL
 CONDITION DATA:
                                                            December 31
                                   ---------------------------------------------------------
                                       1997        1996       1995        1994       1993
                                   ---------   ---------   ---------   ---------   ---------
                                                     (In Thousands)
Loans receivable, net              $  58,172   $  45,596   $  34,332   $  35,670   $  36,980
Loans held-for-sale                      298         564         862         671       4,861
Securities held-to-maturity           18,947      29,113      36,404      77,505      65,909
Securities available-for-sale         15,032      23,640      33,090       2,980      10,722
Real estate owned, net                    76          86         114         421       2,967
Total assets                         107,213     106,853     116,966     125,709     136,338
Deposits                              97,412      98,164     110,633     112,773     130,690
Borrowings                                --       3,000          --       7,400          --
Net unrealized depreciation
  on available-for-sale
  securities, net                         (3)       (199)       (204)       (363)        (28)
Stockholders' equity                   9,145       5,086       5,620       5,048       5,043


SELECTED FINANCIAL RATIOS AND
 OTHER DATA:
                                       1997        1996       1995        1994       1993
                                   ---------   ---------   ---------   ---------   ---------
PERFORMANCE RATIOS:
  Return on assets (ratio of
    net income/(loss)to average
    total assets)                       1.49%      (0.66)%      0.34%       0.26%       0.45%
  Interest rate spread information:
    Average during period               2.91        2.43        2.45        2.62        2.89
    End of period                       3.01        2.68        2.13        2.42        2.88
  Net interest margin (1)               3.08        2.54        2.54        2.64        2.83
  Ratio of operating expense to
    average total assets                3.24        3.83        2.83        2.98        3.12
  Return on equity (ratio of net
    income/(loss) to average equity)   22.43      (13.70)       7.75        6.73       12.93

QUALITY RATIOS:
  Non-performing assets to
    total assets at end of year          .08%       1.60%       1.44%       2.98%       4.54%
  Allowance for loan losses
    to non-performing loans           635.36       25.07       25.36       12.29        8.22
  Allowance for loan losses
    to total loans                      0.91        0.94        1.25        1.29        1.38

CAPITAL RATIOS:
  Equity to total assets at
    the end of year                     8.53%       4.76%       4.81%       4.02%       3.70%
  Average equity to average assets      6.65        4.78        4.40        3.85        3.45
  Ratio of average
    interest-earning assets to
    average interest-bearing
    liabilities                       103.86      102.55      101.99      100.66       98.29



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

     In order to continue to meet the financial services needs of the communities it serves, the Bank intends to continue to grow in a reasonable, prudent manner which may include expansion of the existing branch network. Prior to the Conversion, such growth was limited due to capital restrictions. As a part of this intended growth, the Bank has increased the portfolio allocation of single-family lending, consumer lending and commercial lending. Certain improvements have been completed and should assist in the expansion of the Bank's core deposit base.

     Growth of the Bank may be financed by either increasing the deposit portfolio or from borrowed funds. The use of borrowed funds to purchase short duration, mortgage-backed securities or single family mortgage loans may be considered to add to the Bank's portfolio.

     Loan servicing has been one of the stable income providers for the Bank and will continue to be expanded, to the extent possible, through the retention of servicing for loans originated and sold into the secondary market.

     The Company's strategic plan will continue to be reviewed quarterly for progress by the Board of Directors. The Board will modify the plan as deemed appropriate to reflect the operational environment of the Bank.

     Interest rates decreased moderately during the fiscal year December 31, 1997, and had some apparent impact on lending. The Bank had a higher volume of permanent single family lending activity, resulting in a net gain on sale of loans and an increase to loans receivable. In a declining rate environment, prices for loans sold in the secondary market normally increase and generally create a gain when the loans are sold. Since rates decreased moderately, the Bank was able to generate gains on loans sold in the secondary market. In addition, the Bank has been able to generate new sources of consumer lending and commercial real estate lending to compliment the volume of permanent single family lending.

     Prepayment tendencies on loans and mortgage-backed securities may vary from historical experience and depositors' preference for various deposit products and maturities may also vary. The Bank's favorable liquidity position of 22.37% allows some flexibility in adjusting to cash flow requirements brought on by interest rate changes. The Bank's one year interest-rate sensitivity gap was a negative 4.03% of total assets as December 31, 1997. A negative gap indicates there are more interest-bearing liabilities repricing during a stated period than interest-earnings assets.

     At December 31, 1997, the Bank had unrealized gains and losses in its mortgage-backed securities portfolio which are being held to maturity. The Bank has both the intent and ability to hold these securities until maturity. In addition, management believes the Bank will be able to collect all amounts due according to the contractual terms of the debt securities and is not aware of any information that would indicate the inability of any issuer of such securities to make contractual payments in a timely manner. As such the Bank believes that these unrealized losses will not ultimately be realized and therefore, should be recognized in the financial statements since such losses are not other than temporary.

     All of the Bank's mortgage-backed securities are agency securities and are either guaranteed by the full faith and credit of the United States Government (GNMA) or are insured by a Government Sponsored Enterprise (FNMA & FHLMC). None of these securities are considered "high risk" as defined by the OTS and none have failed to pass the Federal Financial Institution Examination Council (FFIEC) mandatory test for "high risk" securities. The Bank does not invest in such "high risk" securities.

     Management of the investment portfolio is not designed to be the primary source of funds for the Bank's operations. Rather, it is viewed as a use of funds generated by the Bank to be invested in interest-earning assets to be held-to-maturity or available-for-sale. Cash flow mismatches between sources and uses of funds should not require any of the securities to be liquidated. While cash flows from the securities varies depending on the prepayment speeds associated with each particular security, the variance in the prepayment speeds does not impact the over-all cash flow needs of the Bank since the Bank has the ability to borrow funds from the FHLB of Dallas. See LIQUIDITY AND CAPITAL RESOURCES in this Form 10K-SB.

REGULATORY MATTERS

     The Bank was subject to an Amended Prompt Corrective Action Directive dated August 1994 and a Supervisory Agreement dated June 1996 mainly directed to the improvement of capital ratios, plan and asset/liability management issues. These agreements were terminated by the OTS in November 1997.

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

                                                                    Year ended December 31,
                                                                        (In Thousands)
                              -----------------------------------------------------------------------------------------------------
                                           1997                               1996                               1995
                              -------------------------------   --------------------------------   --------------------------------
                                Average    Interest               Average     Interest               Average     Interest
                              outstanding   earned/    Yield/   outstanding    earned/    Yield/   outstanding    earned/    Yield/
                                balance      paid       rate      balance       paid       rate      balance       paid       rate
                              -----------  --------    ------   -----------   --------    ------   -----------   --------    ------
Interest-earning assets:
  Loans receivable (1)          $ 52,909    $ 4,490     8.49%    $ 40,095     $ 3,477      8.67%    $ 36,856     $ 3,643       9.88%
  Mortgage-backed securities      42,019      2,379     5.66       59,161       3,434      5.80       69,759       4,060       5.82
Investment securities              1,607        104     6.46        5,028         293      5.83        8,185         516       6.30
Other interest-earning assets      4,238        277     6.54        4,193         269      6.42        3,119         198       6.35
                                --------    -------     -----    --------     -------      -----    --------     -------       -----
     Total interest-earning
       assets (1)               $100,773    $ 7,250     7.19%    $108,477     $ 7,473      6.89%    $117,919     $ 8,417       7.14%
                                --------    -------     -----    --------     -------      -----    --------     -------       -----
                                --------    -------     -----    --------     -------      -----    --------     -------       -----
Interest-bearing liabilities:
  Savings deposits              $ 96,798    $ 4,136     4.27%    $105,319     $ 4,692      4.46%    $114,315     $ 5,343       4.67%
  Federal Home Loan Bank
   advances                          231         13     5.64          459          25      5.47        1,305          80       6.13
                                --------    -------     -----    --------     -------      -----    --------     -------       -----
     Total interest-bearing
      liabilities               $ 97,029    $ 4,149     4.28%    $105,778     $ 4,717      4.46%    $115,620     $ 5,423       4.69%
                                --------    -------     -----    --------     -------      -----    --------     -------       -----
                                --------    -------     -----    --------     -------      -----    --------     -------       -----
Net interest income                         $ 3,101                           $ 2,756                            $ 2,994
                                            -------                           -------                            -------
                                            -------                           -------                            -------
Net interest rate spread                                2.91%                              2.43%                               2.45%
                                                        -----                              -----                               -----
                                                        -----                              -----                               -----
Net interest-earning assets     $  3,744                         $  2,699                           $  2,299
                                --------                         --------                           --------
                                --------                         --------                           --------
Net yield
  on average interest-earning
  assets                                                3.08%                              2.54%                               2.54%
                                                        -----                              -----                               -----
                                                        -----                              -----                               -----
Average interest-earning
  assets to average
  interest-bearing liabilities              103.86%                           102.55%                            101.99%
                                            -------                           -------                            -------
                                            -------                           -------                            -------

(1)  Calculated net of loans in process

     The following table presents the weighted average yields earned on loans, investments, and other interest-earning assets, and the weighted average rates paid on deposits and borrowings and the resultant interest rate spreads at the dates indicated. Weighted average rates are based on the balances at the end of the period.

                                                       At  December 31,
                                               ------------------------------
                                               1997          1996       1995
                                               -----        -----       -----
WEIGHTED AVERAGE YIELD ON:
  Loans receivable                             8.31%        8.59%       8.90%
  Mortgage-backed securities                   5.56         5.84        5.90
  Investment securities and other
     interest-earning assets                   6.94         6.24        6.15
                                               -----        -----       -----
COMBINED WEIGHTED AVERAGE YIELD ON
  INTEREST-EARNING ASSETS                      7.26%        7.11%       6.90%
                                               -----        -----       -----
WEIGHTED AVERAGE RATE PAID ON:
  Savings deposits                             2.50%        2.50%       2.75%
  Transaction accounts                         2.64         2.39        3.09
  CDs                                          5.04         5.02        5.39
  Borrowings                                     --         5.50          --
                                               -----        -----       -----
COMBINED WEIGHTED AVERAGE RATE PAID ON
  INTEREST-BEARING LIABILITIES                 4.25%        4.34%       4.77%
                                               -----        -----       -----
SPREAD                                         3.01%        2.77%       2.13%
                                               -----        -----       -----
                                               -----        -----       -----


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

                                                                  Year ended December 31
                                    ----------------------------------------------------------------------------------
                                                  1997 vs 1996                              1996 vs 1995
                                    --------------------------------------   -----------------------------------------
                                          Increase (decrease) due to                 Increase (decrease) due to
                                    --------------------------------------   -----------------------------------------
                                                          Rate/                                      Rate/
                                     Volume      Rate    volume     Total    Volume      Rate       volume     Total
                                    --------   -------   ------    -------   -------   --------     -------   --------
                                                                      (In Thousands)
Interest-earning assets:
  Loan portfolio                    $  1,111   $  (73)   $  (25)   $ 1,013   $  320    $  (447)     $  (39)   $  (166)
  Investments                           (199)      32       (22)      (189)    (199)       (39)         15       (223)
  Mortgage-backed securities            (995)     (85)       25     (1,055)    (617)       (11)          2       (626)
  Other interest earning assets            3        5        --          8       68          2           1         71
                                    --------   ------    ------    --------  ------    -------      -------   --------
Total interest-earning assets       $    (80)  $ (121)   $  (22)   $  (223)  $ (428)   $  (495)     $  (21)   $  (944)
                                    --------   ------    ------    --------  ------    -------      -------   --------
                                    --------   ------    ------    --------  ------    -------      -------   --------
Interest-bearing liabilities:
  Savings deposits                  $   (380)  $ (195)   $   19    $  (556)  $ (420)   $  (250)     $   19    $  (651)
  Federal Home Loan Bank advances        (12)       1        (1)       (12)     (52)       (10)          7        (55)
                                    --------   ------    ------    --------  ------    -------      -------   --------
Total interest-bearing liabilities  $   (392)  $ (194)   $   18    $  (568)  $ (472)   $  (260)     $   26    $  (706)
                                    --------   ------    ------    --------  ------    -------      -------   --------
                                    --------   ------    ------    --------  ------    -------      -------   --------
Change in  net interest income      $    312   $   73    $  (40)   $   345   $   44    $  (235)     $  (47)   $  (238)
                                    --------   ------    ------    --------  ------    -------      -------   --------
                                    --------   ------    ------    --------  ------    -------      -------   --------

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996.

     Net income for the year ended December 31, 1997 was $1,596,000 or $1.40 per share compared to net loss of $734,000 or $1.01 per share for 1996. The 1997 income compared to the loss in 1996 resulted from a reduction in the valuation allowance of the deferred tax asset of the Company of $1,373,000 in September 1997 (see Note 10 - Income Taxes in Notes to Consolidated Financial Statements).

     NET INTEREST INCOME. Net interest income before provision for loan losses is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income before provision for loan losses increased $345,000 to $3,101,000 for 1997 compared to $2,756,000 in 1996. The increase in 1997 was due to an effort by management of the Bank to reduce interest expense for deposits while reducing the level of mortgage-backed securities and increasing loans in order to enhance interest income.

     PROVISION FOR LOAN LOSSES. Management determines the amount of the allowance for loan loss which covers specific loans as well as estimated losses inherent in the loan portfolio. The level of the allowance is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans. During 1997, the provision for loan losses increased to $118,000 from $14,000 for 1996. The increase in provision was reflective of the increase in loans in 1997.

     NONINTEREST INCOME. Noninterest income was $866,000 in 1997 compared to $806,000 in 1996. The increase is due to an increase in fees on deposit accounts and a $21,000 gain on the sale of available-for-sale mortgage-backed securities.

     NONINTEREST EXPENSE. Noninterest expense decreased by $815,000 or 19.04% to $3,466,000 compared to $4,281,000 in 1996. Salaries and employee benefits increased by $171,000 in 1997 due to the opening of a new loan production office and the formation of the holding company in the last half of 1996. Deposit insurance premiums reduced by $886,000 in 1997 due to one-time charge of the SAIF assessment of $762,000 in 1996. Professional fees reduced $234,000 due to a settlement with a former officer of the Bank and a general reduction in fees.

     PROVISION FOR INCOME TAXES. The net income tax benefit of $1,212,000 in 1997 as compared to no net provision for income taxes in 1996 results primarily from the 1997 deferred tax asset valuation adjustment of $1,373,000. Prior to 1997, the deferred tax asset valuation allowance was due primarily to NOL carryforwards which were not expected to be utilized before their respective expiration dates or which benefits the Company was unable to predict whether they would more likely than not be realized. During 1997, the Company changed its estimate with respect to the future benefits of the NOL carryforwards and, accordingly, reduced the related valuation allowance. To the extent the valuation allowance was reduced, the related tax benefit was credited to income.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

     Net loss for the year ended December 31, 1996 was $734,000 (primarily due to a one time FDIC insurance charge of $762,000, see NONINTEREST EXPENSE) or $1.03 per share, compared to net income of $414,000 or $.58 per share for 1996. The 1996 loss as compared to earnings in 1995 resulted from a decrease in net interest income after provision for loan losses of $267,000 and an increase in noninterest expense of $852,000.

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

     The Bank assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans. These risks are minimized by selling mostly thirty year mortgage loans into the secondary market. These loans generally have longer terms than the short term characteristics and liabilities of customer accounts and borrowed money. During 1996 and 1997 interest rates were stable with a slight decline at the end of 1997. As the prepayment on loans and mortgage-backed securities have occurred, the proceeds have been channeled to new loans with a resulting increase in margin interest income.

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

     The differences between the volume of assets and liabilities in the Bank's current portfolio, which are subject to repricing in future time periods, are known as interest rate sensitivity gaps. Certain estimates and assumptions are included in the data in the table below which sets forth the interest rate sensitivity analysis at December 31, 1997.

     The following table sets forth the assumed repricing and maturity periods of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1997 and the interest rate sensitivity gap percentages at the dates indicated. The interest rate sensitivity gap is defined as the amount by which assets repricing within the respective periods exceed liabilities repricing within such periods. The effect of these assumptions is to quantify the dollar amount of items that are interest-rate sensitive and can be repriced within each of the periods specified. Such repricing can occur in one of three ways: (1) the rate of interest to be paid on an asset or liability may adjust periodically on the basis of an index; (2) an asset or liability such as a mortgage loan may amortize, permitting reinvestment of cash flows at the then-prevailing interest rates; or (3) an asset or liability may mature, at which time the proceeds can be reinvested at current market rates.

                                                                       Maturing or Repricing Amount
                                     --------------------------------------------------------------------------------------------
                                     Within one   Over 1 to 3   Over 3 to 5   Over 5 to 10   Over 10 to    Over 20
                                        year          years         years         years       20 years       years       Total
                                     ----------   -----------   -----------   ------------   ----------    --------    ----------
                                                                             (In Thousands)
Total Rate Sensitive Assets:
  Mortgages:
    Adjustable-rate (1)              $   10,511    $       --    $       --    $       --    $       --   $       --   $   10,511

    Fixed-rate (2)                        3,869         8,602         6,137         6,914         2,140           44       27,706
    Construction(6)                         354            --            --            --            --           --          354
    Non-residential adjustable (2)        3,517            --            --            --            --           --        3,517
    Non-residential fixed                 1,697           532           616         1,233         1,896           12        5,986
  Non-Mortgages:
    Consumer and Commercial (2)(6)        3,579         6,455         1,352            --            --           --       11,386
  Investments:
    Investment securities (3)             5,152           536             1             1             2            2        5,694
    Mortgage-backed (1)(2)               26,257         5,745         1,971            --            --           --       33,973
    Funds sold (3)                        2,045            --            --            --            --           --        2,045
                                     ----------    ----------    ----------    ----------    ----------   ----------   ----------
TOTAL                                $   56,981    $   21,870    $   10,077    $    8,148    $    4,038   $       58   $  101,172
                                     ----------    ----------    ----------    ----------    ----------   ----------   ----------
                                     ----------    ----------    ----------    ----------    ----------   ----------   ----------
Total Rate Sensitive Liabilities:
  Deposits:
    Certificates of deposit (3)      $   45,004    $    7,674    $    2,659    $       --    $       --   $       --   $   55,337
    IRAs                                  6,923         1,486         1,043            --            --           --        9,452
    Money market (4)                      7,856         7,855            --            --            --           --       15,711
    NOW accounts (4)                      1,352         2,704         1,352         1,351            --           --        6,759
    Savings accounts (4)                    166         3,990         1,386         1,385            --           --        6,927
                                     ----------    ----------    ----------    ----------    ----------   ----------   ----------
TOTAL                                $   61,301    $   23,709    $    6,440    $    2,736    $       --   $       --   $   94,186
                                     ----------    ----------    ----------    ----------    ----------   ----------   ----------
                                     ----------    ----------    ----------    ----------    ----------   ----------   ----------
December 31, 1997
Cumulative interest rate
  sensitivity gap (5)                $   (4,320)   $   (6,159)   $   (2,522)   $    2,890    $    6,928   $    6,986
Cumulative interest rate
  sensitivity gap (5) as a
  percent of total assets                 (4.03)%       (5.75)%       (2.35)%        2.70 %        6.46 %       6.52%
December 31, 1996
Cumulative interest rate
  sensitivity gap (5) as a
  percent of total assets                 (9.30)%       (8.28)%       (4.11)%       (2.99)%        1.40 %       3.05%
December 31, 1995
Cumulative interest rate
  sensitivity gap (5) as a
  percent of total assets                  4.71 %        6.27 %        1.73 %        0.99 %        1.23 %       1.30%

(1) MOST ADJUSTABLE RATE ASSETS ARE INCLUDED IN THE "UNDER 1 YEAR" CATEGORY, AS THEY ARE SUBJECT TO AN INTEREST RATE ADJUSTMENT EVERY SIX OR TWELVE MONTHS, DEPENDING UPON LOAN PLAN.
(2) MATURITY/RATE SENSITIVITY IS BASED UPON CONTRACTUAL MATURITY WITH PROJECTED REPAYMENT OF PRINCIPAL.
(3)  BASED ON CONTRACTUAL MATURITY OF THE INVESTMENTS.
(4) SAVINGS ACCOUNT DECAY RATES USED ASSUME THAT THE ACCOUNTS HAVE A MARKET VALUE SENSITIVITY APPROXIMATING THAT OF A 2 1/2 YEAR TREASURY BOND.
(5)  THE DIFFERENCE BETWEEN RATE SENSITIVE ASSETS AND RATE SENSITIVE
     LIABILITIES.
(6)  GENERALLY FIXED RATE.

     As prepayment activity changes however, the resulting gap is expected to be affected. An increase in prepayment speeds would be expected to move the gap towards a matched or positive position. The opposite would be expected to occur if prepayment speeds decrease. Prepayment speeds are influenced by fluctuation in interest rates and may not produce the same results as reflected in the previous table. Also, certain assets and liabilities may have similar maturities or repricing periods but could react differently to changes in interest rates. Assets which have adjustable-rate features may have a limitation on the periodic interest rate adjustments and could result in a rate that is still below existing market rates. This same feature may also limit the downward adjustment in a declining rate environment.

     During 1996 and 1995 the Bank sold fixed-rate whole loans "held-for-sale" while retaining adjustable-rate mortgages. During 1997, the Bank began to retain certain fixed-rate loans rather than placing them in the secondary markets. The Bank also sold $5,355,647 of securities available-for-sale in 1997. Beginning in the third quarter of 1997, FHLB advances were used to supplement cash flow from operations as the Bank's lending activities began to increase.

     Presented below, as of December 31, 1997, is an analysis of the Bank's interest rate risk as measured by changes in net present value for instantaneous and sustained parallel shifts in the yield curve, in 50 basis point increments, up and down 200 basis points. As illustrated in the table, the Bank's NPV is as sensitive to rising rates as declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments (and the NPV focuses on the Bank's entire portfolio, not just assets that are subject to adjustment or maturity within one year). When rates decline, the Bank does not experience a significant rise in market value for these loans because borrowers repay at relatively high rates.

                                              Net Present Value
                        Change in           At December 31, 1997
                      interest rate         --------------------
                      (basis points)        $ Change    % Change
                      --------------        --------    --------
                                             (000's)

                          +200              $(2,101)       (18)%
                          +150               (1,550)       (13)
                          +100               (1,011)        (9)
                           +50                 (493)        (4)
                             0                   --         --
                           -50                  374          3
                          -100                  605          5
                          -150                  879          7
                          -200                1,120          9

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current liquidity and capital resources are dependent on its ability to borrow funds from the Bank and other sources as well as receive dividends from the Bank. The Bank's primary sources of funds are deposits, sales of mortgage loans, principal and interest payments on loans and mortgage-backed securities, borrowings, and funds provided by operations. While scheduled loan and mortgage-backed securities principal repayments are a relatively predictable source of funds, deposits flows, prepayments of principal on loans and mortgage-backed securities, and sales of mortgage loans are greatly influenced by general interest rates, economic conditions, and competition. Current OTS regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of December 31, 1997, the Bank's liquidity ratio was 22.37% which was in excess of the minimum regulatory requirements.

     During the year ended December 31, 1997, total deposits decreased approximately $752,000 or 0.77%, and FHLB advances decreased by $3,000,000. The Company sold 461,422 shares of stock resulting in an increase in stockholders' equity of $2,258,183.

     Securities available-for-sale decreased by $8.6 million and securities held-to-maturity decreased by $10.2 million in 1997. The decrease in securities was due to principal payments, an increase in the level of principal prepayments, and sale of $5.4 million of securities available-for-sale. The decrease in securities was used to fund loans which increased by $12.6 million and increased cash by $4.6 million in 1997. The higher level of cash at December 31, 1997 will be used to fund loans in the first quarter of 1998.

     The Bank's capital for regulatory purposes at December 31, 1997 was $7,966,049 or 7.51% of total regulatory assets. Regulations require savings institutions to have a minimum regulatory tangible capital ratio equal to 1.5% of adjustable tangible assets, a minimum 3% core capital ratio, and a minimum 8% risk-based capital ratio. At December 31, 1997 and 1996, the Bank was in compliance with all applicable capital standards.

     Beginning in December 1996, the Company offered to the then existing stockholders of the Company subscription rights for the issuance of 732,198 shares of the Company's common stock. The subscription price was $5.25 per share. Holders of the subscription rights were able to exercise their subscription rights until the expiration date on February 14, 1997. An aggregate of 286,054 shares of the 732,198 shares of common stock were subscribed which amounted to $1,501,783. In addition, the Company issued 174,824 additional shares of stock to other investors at the same subscription price of $5.25 per share. When the supplemental offering expired April 8, 1997, the Company received $917,826 for 174,824 shares. The 271,320 remaining shares were withdrawn from registration in December 1997.

     The OTS has adopted a rule that requires every thrift association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a thrift association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. Any thrift association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. Currently, the Bank is exempt from this rule.

     The table below presents the Bank's capital position at December 31, 1997 relative to the existing regulatory requirements:

                                                              Percent of
                                               Amount         assets (1)
                                           --------------     ----------
                                           (In Thousands)
Tangible capital                               $7,966            7.51%
Tangible capital requirement                    1,591            1.50
                                               ------           ------
           Excess tangible capital             $6,375            6.01%
                                               ------           ------
                                               ------           ------
Core capital                                   $7,966            7.51%
Core capital requirement                        3,183            3.00
                                               ------           ------
           Excess core capital                 $4,783            4.51%
                                               ------           ------
                                               ------           ------
Total capital (i.e., core and supplemental
  capital)                                     $8,493           16.81%
Risk-based capital requirement                  4,043            8.00
                                               ------           ------
           Excess total capital                $4,450            8.81%
                                               ------           ------
                                               ------           ------

(1) Based upon adjusted assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

     The OTS Capital Distribution Regulation differentiates thrift institutions primarily by their capital levels and prescribes the amount of capital distributions that can be made without prior OTS approval.

     The Bank has met its liquidity requirements with funds generated from operations, proceeds from repayment or sale of loans and investment securities, and short-term borrowings. The Bank believes its requirements for 1998 will be met from similar sources. If alternative funding is needed, the Bank can generate additional funds from several other sources.
Currently, the FHLB system functions as a source of credit for the Bank.

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

     During 1997, net loans increased approximately $12,576,000 or 27.6% from December 31, 1996 and the allowance for loan losses increased $98,000. With the decrease in non-performing loans and the low level of charge-offs since 1992, management feels the allowance for loan losses is adequate for future needs.

     The following presents an analysis of the allowance for loan losses for years ended December 31, 1997, 1996, and 1995.

                                             Year ended December 31
                                     -------------------------------------
                                       1997          1996           1995
                                     --------      --------       --------
MORTGAGE LOANS AND CONTRACTS:
Balance at beginning of year         $232,665      $230,865       $230,865

Loans charged-off                      (1,862)           --             --
Recoveries                             20,710         1,800             --
                                     --------      --------       --------

           Net loans recovered         18,848         1,800             --
Provision for loan losses
  charged to operations                49,125            --             --
                                     --------      --------       --------

BALANCE AT END OF YEAR               $300,638      $232,665       $230,865
                                     --------      --------       --------
                                     --------      --------       --------

CONSUMER AND OTHER:
Balance at beginning of year         $196,576      $197,024       $230,058

Loans charged-off                     (59,735)      (17,882)       (20,878)
Recoveries                             21,076         3,795          2,844
                                     --------      --------       --------

           Net loans charged-off      (38,659)      (14,087)       (18,034)
Provision for loan losses
  charged (credited) to operations     68,792        13,639        (15,000)
                                     --------      --------       --------

BALANCE AT END OF YEAR               $226,709      $196,576       $197,024
                                     --------      --------       --------
                                     --------      --------       --------

TOTAL ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of year         $429,241      $427,889       $460,923

Loans charged-off                     (61,597)      (17,882)       (20,878)
Recoveries                             41,786         5,595          2,844
                                     --------      --------       --------

           Net loans charged-off      (19,811)      (12,287)       (18,034)
Provision for loan losses
  charged (credited) to operations    117,917        13,639        (15,000)
                                     --------      --------       --------

BALANCE AT END OF YEAR               $527,347      $429,241       $427,889
                                     --------      --------       --------
                                     --------      --------       --------
Allowance for loan losses as a
  percentage of total loans
  outstanding                           0.90%         0.93%          1.23%
                                     --------      --------       --------
                                     --------      --------       --------

     NON-PERFORMING ASSETS. Total non-performing assets decreased by approximately $1,629,000 during 1997. The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Bank consist of non-accruing loans, troubled debt restructurings, and real estate which was acquired as a result of foreclosure. The composition of the Bank's portfolio of non-performing assets is shown in the following table:

                                               1997         1996           1995
                                              -----        ------         ------
                                                        (In Thousands)
Non-accruing loans*                           $   7        $   53         $   --
Past due 90 days or more and still accruing      --            --             --
Renegotiated loans**                             --         1,573          1,573
Other real estate                                76            86            114
                                              -----        ------         ------
Total non-performing assets                   $  83        $1,712         $1,687
                                              -----        ------         ------
                                              -----        ------         ------
Ratio of non-performing assets to
  total assets                                0.08%         1.60%          1.44%
                                              -----        ------         ------
                                              -----        ------         ------

 *  Primarily loans which are past due for 90 days or more
** Renegotiated loans are those for which the interest rate was reduced because of the inability of the borrower to service the obligation under the original terms of the agreement.

     Interest lost on non-performing assets amounted to $7,337 in 1997 compared to $13,186 in 1996.

     INVESTMENT SECURITIES - The Bank's available-for-sale and held-to-maturity investment securities portfolios experienced significant fair market value increases during the year ended December 31, 1997. This increase was primarily the result of long-term interest rate decreases in the market during that period which resulted in higher fair market values associated with the Bank's investments securities portfolios which contain fixed rate instruments.

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

     At December 31, 1997, unfunded credit commitments are as follows:

     Commitments to extend residential loans               $1,057,233
     Lines of credit                                       $1,246,672
     Credit cards                                          $  741,911

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

     Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Currently, letters of credit are not extended beyond one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral and personal guarantees as deemed necessary. At December 31, 1997, the Bank had no standby letters of credit outstanding.

     At December 31, 1997, the Bank had no open interest rate swaps, futures, options, or forward contracts.

     At December 31, 1997 and 1996, the Bank had $1,355,106 and $1,170,442,
respectively, of commitments to sell newly-originated single family residential loans.

INCOME TAXES

     At December 31, 1997, the Company had remaining net operating loss ("NOL") carryforwards of approximately $6,150,000 for federal income tax purposes which expire in varying amounts through 2010. The Company also has a capital loss carryforward of $88,000 for tax purposes which will expire in 1998 and 1999. In addition, the alternative minimum tax ("AMT") NOL carryforward and AMT credit carryforward were approximately $6,630,000 and $101,000, respectively, which expire in varying amounts through 2010. Investment tax credit carryforwards of approximately $40,000 expire in varying amounts through 2005. At December 31, 1997, the Bank had remaining NOL carryforwards of approximately $40,965,000 for state income tax purposes which expire in varying amounts through 2005. These state NOL carryforwards are substantially more than the federal NOL carryforwards as a result of the exclusion of U.S. investment security and other income for state income tax purposes.

Section 382 of the Internal Revenue Code ("Code") provides that the aforementioned tax NOL carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year testing period. Due to the fact that the Company has a tax NOL carryforward, it is required to report changes in ownership of 5% or greater of stockholders annually to the Internal Revenue Service. The statute and applicable Treasury regulations are extremely complex. The Company believes that no change of ownership as defined in applicable Section 382 regulations occurred through the three-year testing period ended December 31, 1997. However, if such a change in ownership occurs, the annual use of the tax NOL carryforwards would be subject to an annual limitation.

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

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1996, the FASB issued SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which was amended in December 1996. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Company was required to adopt certain provisions of SFAS No. 125 for the year beginning January 1, 1997 and certain other provisions of the Statement for the year beginning January 1, 1998. The adoption of the applicable provision in 1997 did not have a material impact on the Company's financial position or results of operations. The adoption of the applicable provisions of this new standard, as amended, in 1998, is not expected to have a material impact on the Company's and the Bank's financial position or results of operations.

     In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE.
This Statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, EARNINGS PER SHARE. SFAS No. 128 supersedes APB Opinion No. 15 and its interpretations and supersedes or amends other accounting pronouncements related to current computations of EPS. The Statement replaced the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation with equal prominence of basic and diluted EPS for income from continuing operations and for net income on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The provisions of SFAS No. 128 are effective for financial statements for both interim and annual periods ending after December 15, 1997, or for the year ended December 31, 1997, for the Company, with all prior period EPS data restated to conform with SFAS No. 128. The adoption of this Statement has been reflected in this report and, in managements opinion, did not significantly change the results of previously reported EPS data.

     In February 1997, the FASB issued SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. This Statement establishes standards for disclosing information about an entity's capital structure. This Statement requires an entity to disclose in its financial statements the pertinent rights and privileges of the various securities outstanding and the number of shares upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. This Statement also requires disclosure relative to liquidation preference of preferred stock and redeemable stock. The provisions of SFAS No. 129 are effective for periods ending after December 15, 1997. The adoption of this Statement, in managements opinion, did not result in any significant disclosures in addition to those already contained in the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. SFAS No. 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements with the aggregate amount of comprehensive income reported in that same financial statement. SFAS No. 130 permits the statement of changes in stockholders' equity to be used to meet this requirement. Companies are encouraged, but not required, to display the components of other comprehensive income below the total for net income in the statement of operations or in a separate statement of comprehensive income. Companies are also required to display the cumulative total of other comprehensive income for the period as a separate component of equity in the statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997, or January 1, 1998, for the Company, with earlier application permitted. Companies are also required to report comparative totals for comprehensive income in interim reports. Management of the Company will adopt the provisions of this Statement, which are only of a disclosure nature, effective January 1, 1998.

     In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This Statement supersedes SFAS No. 14, FINANCIAL REPORTING SEGMENTS OF A BUSINESS ENTERPRISE, and utilizes the "management approach" for segment reporting. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on any manner in which management disaggregates its company such as by products and services, geography, legal structure and management structure. SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures especially by countries as opposed to broad geographic regions. This Statement also requires descriptive information about the way the operating segments were determined, the products/services provided by the operating segments, the differences between the measurements used in reporting segment information and those used in general purpose financial statements, and the changes in the measurement of segment amounts from period to period. The provisions of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997, or January 1, 1998, for the Company, with earlier application permitted. SFAS No. 131 does not need to be applied to interim statements in the initial year of application but such comparative information will be required in interim statements for the second year. Comparative information for earlier years must be restated in the initial year of application. Management of the Company will adopt the provisions of this Statement, which are only of a disclosure nature, effective January 1, 1998.

IMPACT OF YEAR 2000

     A significant issue has emerged in the banking industry and for the economy overall regarding how existing application software programs and operating systems can accommodate the date value for the Year 2000. The OTS has taken a strong role to ensure that its associations are prepared for the impact by requiring reports from its associations and making Year 2000 compliance part of its exam process.

     The Bank completed the awareness and inventory stages of the Year 2000 compliance in 1997. The Year 2000 Compliance Committee ("Committee") of the Bank is made up of its management and officers. The Committee determined that the assessment and analysis stages would be completed in 1998, and the conversion implementation, and post implementation stages would be completed by June 30, 1999.

     The Committee has found some hardware and software applications that are being updated, but management estimates that the Company will spend less than $100,000 to remediate its Year 2000 issues, and does not anticipate a material impact on operations, liquidity and capital resources. The Company has Year 2000 statements from all affected vendor relationships at the end of 1997, which the Committee will update and test during 1998 and the first half of 1999. The Committee approves all purchases of hardware and software of over $999 for compliance.

FORWARD-LOOKING INFORMATION

     When used in this report, the words "believes," "anticipates," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in "Management's Discussion and Analysis or Plan of Operation." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ITEM 7.  FINANCIAL STATEMENTS

     Financial statements are filed as a part of this report at the end of
Part III hereof beginning at page F-1, Index to Consolidated Financial Statements, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

     The information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-KSB and certain information included therein is incorporated herein by reference.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

 EXHIBIT NO.                                DESCRIPTION
-------------       ------------------------------------------------------------
      **3.1         Certificate of Amendment of Certificate of Incorporation and
                    Certificate of Incorporation of the Company (incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997, SEC File No. 0-28894)

      **3.2 Amended Bylaws of the Company (incorporated by reference from the Company's Registration Statement on Form S-8, filed June 2,1997, SEC File No. 333-28215)

     **10.1 Agreement and Plan of Reorganization and Plan of Merger (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

 **/***10.2         1986 Stock Option and Incentive Plan (incorporated by
                    reference from the Company's Registration Statement on Form
                    8-A, filed October 11, 1996, SEC File No. 001-12309)

     **10.3 Profit Sharing and Employee Stock Ownership Plan of First Savings Bank, F.S.B. (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

     **10.3.1 Amendment Number One to Profit Sharing and Employee Stock Ownership Plan of First Savings Bank, F.S.B. (refiled) (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

     **10.4         Agreement for Standby Letter of Credit
                    Advances/Confirmation, Collateral Pledge and Security Agreement with FHLB of Dallas (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

 **/***10.6         Employment Agreement with Kenneth J. Huey, Jr. (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

  */***10.6.1       Extension of Employment Agreement with Kenneth J. Huey, Jr.
                    dated November 20, 1997

 **/***10.7         Employment Agreement with Norman R. Corzine (incorporated by reference from the Company's 1996 10-KSB)

  */***10.7.1       Extension of Employment Agreement with Norman R. Corzine
                    dated November 20, 1997

     **10.8 Bisys Document Processing, Inc. Item Processing Agreement (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

     **10.8.1 Bisys Document Processing, Inc. Item Processing Agreement (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

     **10.9 Bisys Data Processing Acknowledgment and Assignment (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

 **/***10.10        Non-Employee Director Retainer Plan (incorporated by
                    reference from the Company's Registration Statement on Form
                    S-8, filed June 2, 1997, SEC File No. 333-28217)

 **/***10.11        1997 Stock Option and Incentive Plan (incorporated by
                    reference from the Company's Registration Statement on Form
                    S-8, filed June 2, 1997, SEC File No. 333-28215)

      *21           Subsidiaries of the Small Business Issuer

      *23           Consent of Independent Accountants

      *27.1         Financial Data Schedule

      *27.2         Restated Financial Data Schedule

*    Filed herewith
**   Previously filed
*** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13(a) of Form 10-KSB.

(b)  REPORTS ON FORM 8-K

     The following subparagraph sets forth information concerning one Form 8-K filed during the fourth quarter ended December 31, 1997:

     1. On November 20, 1997 the Company filed a Form 8-K reporting that the Office of Thrift Supervision terminated the Supervisory Agreement dated June 17, 1996 and the Amended Prompt Corrective Action Directive dated August 2, 1994.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ACCESS ANYTIME BANCORP, INC.

     Date: March 27, 1998              /s/ Norman R. Corzine
                                       -----------------------------------------
                                       Norman R. Corzine, Chairman of the Board,
                                       Chief Executive Officer
                                       (DULY AUTHORIZED REPRESENTATIVE)



     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Norman R. Corzine                   By: /s/ R. Chad Lydick
     -----------------------------------        -------------------------------
     Norman R. Corzine                          R. Chad Lydick
     Chairman of the Board                      Director
     Chief Executive Officer
     Director

     Date: March 27, 1998                       Date: March 27, 1998

By:  /s/ Ken Huey, Jr.                       By: /s/ Charles Guthals
     -----------------------------------        -------------------------------
     Ken Huey, Jr.                              Charles Guthals
     President, Chief Financial Officer         Director
     Director

     Date: March 27, 1998                       Date: March 27, 1998

By:  /s/ Carl Deaton                         By: /s/ Allan M. Moorhead
     -----------------------------------        -------------------------------
     Carl Deaton                                Allan M. Moorhead
     Director                                   Director

     Date: March 27, 1998                       Date: March 27, 1998

By:  /s/ James A. Clark                      By: /s/ Thomas W. Martin, III
     -----------------------------------        -------------------------------
     James A. Clark                             Thomas W. Martin, III
     Director                                   Director

     Date: March 27, 1998                       Date: March 27, 1998

                                  (Continued)

                                     SIGNATURES
                                    (CONTINUED)


By:  /s/ Cornelius Higgins, Ph.D.            By: /s/ David Ottensmeyer, M.D.
     -----------------------------------        -------------------------------
     Cornelius Higgins                          David Ottensmeyer
     Director                                   Director

     Date: March 27, 1998                       Date: March 27, 1998

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
Report of Independent Accountants                                        F-2

Financial Statements:
     Consolidated Statements of Financial Condition                      F-3
     Consolidated Statements of Operations                               F-4
     Consolidated Statements of Stockholders' Equity                     F-5
     Consolidated Statements of Cash Flows                               F-6
     Notes to Consolidated Financial Statements                          F-8

                         REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Stockholders
Access Anytime Bancorp, Inc.
Clovis, New Mexico


We have audited the accompanying consolidated statements of financial condition of Access Anytime Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Access Anytime Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for earnings per share in 1997 and changed its method of accounting for loan servicing rights during 1995.




Robinson Burdette Martin & Cowan, L.L.P.

Lubbock, Texas
February 10, 1998

                 ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           December 31
                                                   ---------------------------
ASSETS                                                 1997           1996
------                                             ------------   ------------
Cash and cash equivalents                          $  6,814,126   $  2,199,227
Certificates of deposit                               1,530,000        380,570
Securities available-for-sale (amortized
   cost of $15,036,150 and $23,838,281)              15,032,085     23,639,686
Securities held-to-maturity (aggregate fair
   value of $18,803,081 and $28,470,335)             18,947,399     29,113,430
Loans held-for-sale (aggregate fair value of
   $304,150 and $576,994)                               297,873        564,361
Loans receivable                                     58,172,494     45,596,212
Interest receivable                                     585,730        598,327
Real estate owned                                        76,091         86,114
FHLB stock                                            1,667,434      1,572,334
Premises and equipment                                2,054,247      1,924,405
Servicing rights                                        331,296        345,554
Organizational cost, net of accumulated
   amortization of $48,055 and $9,814                   157,039        163,373
Deferred tax asset                                    1,402,032        188,650
Other assets                                            145,372        481,114
                                                   ------------   ------------
      Total assets                                 $107,213,218   $106,853,357
                                                   ------------   ------------
                                                   ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                        $ 97,412,005   $ 98,164,001
   Federal Home Loan Bank advances                           --      3,000,000
   Accrued interest and other liabilities               358,154        351,135
   Advanced payments by borrowers for
      taxes and insurance                               297,837        252,099
                                                   ------------   ------------
      Total liabilities                              98,067,996    101,767,235
                                                   ------------   ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value;
     4,000,000 shares authorized; none issued                --             --
   Common stock, $.01 par value; 6,000,000
     shares authorized; 1,217,336 and 732,198
     shares issued and outstanding in 1997
     and 1996, respectively                              12,173          7,322
   Capital in excess of par value                     9,477,405      7,019,577
   Accumulated deficit                                 (341,673)    (1,742,182)
   Net unrealized depreciation on
      available-for-sale securities, net of tax
      of $1,382 in 1997 and $0 in 1996                   (2,683)      (198,595)
                                                   ------------   ------------
      Total stockholders' equity                      9,145,222      5,086,122
                                                   ------------   ------------
      Total liabilities and stockholders' equity   $107,213,218   $106,853,357
                                                   ------------   ------------
                                                   ------------   ------------

            The accompanying notes are an integral part of these
                      consolidated financial statements.

                 ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Years ended December 31
                                        -------------------------------------
                                           1997         1996          1995
                                        ----------   ----------    ----------
Interest income:
   Loans receivable                     $4,490,079   $3,476,520    $3,642,581
   U.S. government agency securities       103,888      292,926       515,950
   Mortgage-backed securities            2,379,293    3,434,232     4,060,235
   Other interest income                   277,041      268,950       197,783
                                        ----------   ----------    ----------
        Total interest income            7,250,301    7,472,628     8,416,549
                                        ----------   ----------    ----------
Interest expense:
   Deposits                              4,136,200    4,692,438     5,342,347
   FHLB advances                            13,007       24,663        80,248
                                        ----------   ----------    ----------
        Total interest expense           4,149,207    4,717,101     5,422,595
                                        ----------   ----------    ----------

Net interest income before provision
   for loan losses                       3,101,094    2,755,527     2,993,954
Provision for loan losses charged
   (credited)                              117,917       13,639       (15,000)
                                        ----------   ----------    ----------
        Net interest income after
          provision for loan losses      2,983,177    2,741,888     3,008,954
                                        ----------   ----------    ----------

Noninterest income:
   Loan servicing and other fees           329,420      339,058       371,843
   Net realized gains on sales
     of available-for-sale securities       20,637           --            --
   Net realized gains on sales of loans    148,915      141,175       117,840
   Other income                            367,338      325,378       343,705
                                        ----------   ----------    ----------
        Total other income                 866,310      805,611       833,388
                                        ----------   ----------    ----------

Noninterest expenses:
   Salaries and employee benefits        1,777,190    1,606,397     1,517,416
   Occupancy expense                       401,755      371,413       367,023
   Deposit insurance premium               258,375    1,144,417       403,218
   Advertising                              53,465       28,347        27,348
   Real estate operations, net               3,013       42,826        57,880
   Professional fees                        16,611      250,673       258,961
   Other expense                           955,369      836,996       796,874
                                        ----------   ----------    ----------
        Total other expenses             3,465,778    4,281,069     3,428,720
                                        ----------   ----------    ----------
Income (loss) before income taxes          383,709     (733,570)      413,622

Income tax benefit                       1,212,000           --            --
                                        ----------   ----------    ----------
Net income (loss)                       $1,595,709   $ (733,570)   $  413,622
                                        ----------   ----------    ----------
                                        ----------   ----------    ----------
Earnings (loss) per common share        $     1.40   $    (1.01)   $     0.58
                                        ----------   ----------    ----------
                                        ----------   ----------    ----------
Earnings (loss) per common
   share-assuming dilution              $     1.37   $    (1.01)   $     0.58
                                        ----------   ----------    ----------
                                        ----------   ----------    ----------

                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                    ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                  Net Unrealized
                                               Common Stock                                        Depreciation
                                         ----------------------   Capital In                      On Available-
                                          Number Of                Excess Of     Accumulated         For-Sale
                                            Shares      Amount     Par Value        Deficit       Securities, Net     Total
                                         ---------    ---------  ------------    ------------    ---------------   -----------
Balance at December 31, 1994               695,698    $  6,957   $  6,826,442    $ (1,422,234)    $  (363,403)     $ 5,047,762

Net income                                      --          --             --         413,622              --          413,622

Net changes in unrealized depreciation
  on available-for-sale securities, net         --          --             --              --         158,993          158,993
                                         ---------    --------   ------------    ------------     -----------      -----------
Balance at December 31, 1995               695,698       6,957      6,826,442      (1,008,612)       (204,410)       5,620,377

Net loss                                        --          --             --        (733,570)             --         (733,570)

Common stock issued                         36,500         365        193,135              --              --          193,500

Net changes in unrealized depreciation
  on available-for-sale securities, net         --          --             --              --           5,815            5,815
                                         ---------    --------   ------------    ------------     -----------      -----------
Balance at December 31, 1996               732,198       7,322      7,019,577      (1,742,182)       (198,595)       5,086,122

Net income                                      --          --             --       1,595,709              --        1,595,709

Common stock issued                        461,422       4,614      2,253,569              --              --        2,258,183

Common stock rights issued in lieu
  of directors cash compensation                --          --         10,500              --              --           10,500

2% common stock dividend issued on
  December 1, 1997                          23,716         237        193,759        (193,996)             --               --

Cash dividends-fractional shares in cash        --          --             --          (1,204)             --           (1,204)

Net changes in unrealized depreciation
  on available-for-sale securities, net         --          --             --              --         195,912          195,912
                                         ---------    --------   ------------    ------------     -----------      -----------
Balance at December 31, 1997             1,217,336    $ 12,173   $  9,477,405    $   (341,673)    $    (2,683)     $ 9,145,222
                                         ---------    --------   ------------    ------------     -----------      -----------
                                         ---------    --------   ------------    ------------     -----------      -----------

                   The accompanying notes are an integral part of these consolidated financial statements.

                                                                    F-5

                    ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Years ended December 31
                                                       --------------------------------------------
                                                            1997            1996            1995
                                                       ------------    ------------     -----------
Cash flows from operating activities:
   Net income (loss)                                   $  1,595,709    $   (733,570)    $   413,622
   Adjustments to reconcile net income (loss)
    to cash provided (used) by operating
    activities:
      Depreciation                                          144,419         133,970         132,527
      Deferred income taxes                              (1,212,000)             --              --
      Provision for loan losses charged (credited)          117,917          13,639         (15,000)
      Amortization of premiums on investment securities     308,294         300,594         207,830
      Amortization of loan premiums, discounts and
         deferred fees, net                                 134,689          (6,148)       (520,723)
      Amortization of organizational costs                   38,241           9,814              --
      Gain on sale of available-for-sale securities         (20,637)             --              --
      Gain on sale of loans held-for-sale                  (148,915)       (176,011)       (105,321)
      Proceeds from sales of loans held-for-sale          8,769,996       9,058,465       7,625,886
      Originations of loans held-for-sale                (8,347,287)     (8,620,197)     (7,698,757)
      Common stock rights issued in lieu of
         directors compensation                              10,500              --              --
      (Gain) loss on foreclosed real estate                    (813)            512           1,670
      (Gain) loss on disposition of assets                      727          16,112          (3,095)
      Net (increase) decrease in accrued interest
         receivable and other assets                        162,186        (105,052)         12,188
      Increase (decrease) in accrued expense and
         other liabilities                                    7,019         (50,506)        140,723
                                                       ------------    ------------     -----------
         Net cash provided by (used in) operating
           activities                                     1,560,045        (158,378)        191,550
                                                       ------------    ------------     -----------
Cash flows from investing activities:
   Proceeds from maturities and principal
      repayments of available-for-sale securities         3,250,346       9,319,271       2,061,754
   Purchases of held-to-maturity securities                      --      (5,017,969)       (750,000)
   Proceeds from maturities and principal repayments
      of held-to-maturity securities                     10,055,258      12,145,023       9,630,086
   Proceeds from sales of available-for-sale-securities   5,376,284              --              --
   Net (increase) decrease in certificates of deposit    (1,149,430)         95,855         (87,832)
   Net (increase) decrease in loans                     (12,836,195)    (11,302,134)      2,037,984
   Proceeds from sales of foreclosed real estate             19,600          57,613         140,882
   Purchases of premises and equipment                     (274,988)        (89,627)        (64,711)
                                                       ------------    ------------     -----------
         Net cash provided by investing activities        4,440,875       5,208,032      12,968,163
                                                       ------------    ------------     -----------
Cash flows from financing activities:
   Net decrease in deposits                                (751,996)    (12,469,123)     (2,139,405)
   Net change in other borrowed funds                    (3,000,000)      3,000,000      (7,400,000)
   Net increase (decrease) in advance payments by
      borrowers for taxes and insurance                      45,738         (59,058)         83,324
   Organizational costs incurred                            (31,907)       (173,187)             --
   Rights offering costs incurred                           (69,253)        (95,165)             --
   Proceeds from issuance of common stock                 2,422,601         193,500              --
   Cash dividend (fractional share payments)                 (1,204)             --              --
                                                       ------------    ------------     -----------
         Net cash used in financing activities           (1,386,021)     (9,603,033)     (9,456,081)
                                                       ------------    ------------     -----------
Increase (decrease) in cash and cash equivalents          4,614,899      (4,553,379)      3,703,632
Cash and cash equivalents at January 1                    2,199,227       6,752,606       3,048,974
                                                       ------------    ------------     -----------
Cash and cash equivalents at December 31               $  6,814,126    $  2,199,227     $ 6,752,606
                                                       ------------    ------------     -----------
                                                       ------------    ------------     -----------

                                     (Continued)



                    ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (CONTINUED)

                                                                   Years ended December 31
                                                       --------------------------------------------
                                                            1997            1996            1995
                                                       ------------    ------------     -----------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
   Interest                                            $  4,147,090    $  4,827,856     $ 5,312,477
   Income taxes                                                  --              --              --
   Supplemental disclosure of non-cash investing
     and financing activities
       Real estate acquired in settlement of loans           20,862          53,419         104,509
       Common stock dividend                                193,996              --              --
       Loans to facilitate the sale of real estate owned         --          23,000         269,150


                             The accompanying notes are an integral part of
                                these consolidated financial statements.

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES - Access Anytime Bancorp, Inc. (the "Company") is a thrift holding company for its wholly-owned subsidiary First Savings Bank, F.S.B. renamed FirstBank (the "Bank") and the Bank's wholly-owned subsidiary, First Equity Development Corporation ("FEDCO"). The consolidated financial statements include the accounts and transactions of the Company, the Bank and FEDCO. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company was formed in 1996 and, through an agreement and plan of reorganization by and between the Company and the Bank, became the holding company for the Bank under a stock-for-stock exchange. As a result of this reorganization, the 1995 financial statements are presented to reflect the result of the reorganization. There was no effect on that year's net income or net income per share of common stock.

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

SECURITIES AVAILABLE-FOR-SALE - Securities to be held for indefinite periods of time and not intended to be held-to-maturity are classified as available-for-sale. Assets included in this category are those assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in liquidity needs, interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes. Securities available-for-sale are recorded at fair value. Both unrealized gains and losses on securities available-for-sale, net of taxes, are included as a separate component of stockholders' equity in the consolidated statements of financial condition until these gains or losses are realized. Gain and losses are determined using the specific-identification method. If a security has a decline in fair value that is other than temporary, the security is written down to its fair value by recording a loss in the consolidated statements of operations.


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

The Bank defines a loan as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank uses the same criteria in placing a loan on nonaccrual status, exclusive of residential mortgage loans and consumer loans which are placed on nonaccrual status when they become 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.


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

For originated mortgage servicing rights, the Bank allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Fair values are based on quoted market prices in active markets for loans and loan servicing rights. For purchased mortgage servicing rights, the cost of acquiring loan servicing contracts is capitalized to the extent such costs do not exceed the amount by which the present value of estimated future servicing revenue exceeds the present value of expected future servicing costs.


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

STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25") and related interpretations in accounting for its stock-based compensation plans.

In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" which was effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB 25. The Company has elected to continue to apply the provisions of APB 25.

INCOME TAXES - The Company utilizes the liability method of accounting for income taxes, whereby deferred income taxes are recognized for the tax consequences in future years of differences in the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amount expected to be realized.

NET INCOME (LOSS) PER SHARE - In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE. This Statement requires dual presentation of basic and diluted earnings per share and a reconciliation of both the numerator and denominator used in the two calculations. The Company has implemented this new standard for the year ended December 31, 1997 and net income (loss) per share for 1996 and 1995 have been restated to


                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

comply with this standard. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that would have occurred if stock options and other contingently issuable shares of common stock had been issued during the period.

IMPACT OF NEW ACCOUNTING STANDARDS - In June 1996, the FASB issued SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which was amended in December 1996. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Company was required to adopt certain provisions of SFAS No. 125 for the year beginning January 1, 1997 and certain other provisions of the Statement for the year beginning January 1, 1998. The adoption of the applicable provision in 1997 did not have a material impact on the Company's financial position or results of operations. The adoption of the applicable provisions of this new standard, as amended, in 1998, is not expected to have a material impact on the Company's financial position or results of operations.

In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE. This Statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, EARNINGS PER SHARE. SFAS No. 128 supersedes APB Opinion No. 15 and its interpretations and supersedes or amends other accounting pronouncements related to current computations of EPS. The Statement replaced the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation with equal prominence of basic and diluted EPS for income from continuing operations and for net income on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The provisions of SFAS No. 128 are effective for financial statements for both interim and annual periods ending after December 15, 1997, or for the year ended December 31, 1997, for the Company, with all prior period EPS data restated to conform with SFAS No. 128. The adoption of this Statement has been reflected in this report and, in managements opinion, did not significantly change the results of previously reported EPS data.

In February 1997, the FASB issued SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. This Statement establishes standards for disclosing information about an entity's capital structure. This Statement requires an entity to disclose in its financial statements the pertinent rights and privileges of the various securities outstanding and the number of shares upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. This Statement also requires disclosure relative to liquidation preference of preferred stock and redeemable stock. The provisions of SFAS No. 129 are effective for periods ending after December 15, 1997. The adoption of this Statement, in managements opinion, did not result in any significant disclosures in addition to those already contained in the Company's financial statements.


                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME.
This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. SFAS No. 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements with the aggregate amount of comprehensive income reported in that same financial statement. SFAS No. 130 permits the statement of changes in stockholders' equity to be used to meet this requirement. Companies are encouraged, but not required, to display the components of other comprehensive income below the total for net income in the statement of operations or in a separate statement of comprehensive income. Companies are also required to display the cumulative total of other comprehensive income for the period as a separate component of equity in the statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997, or January 1, 1998, for the Company, with earlier application permitted. Companies are also required to report comparative totals for comprehensive income in interim reports. Management of the Company will adopt the provisions of this Statement, which are only of a disclosure nature, effective January 1, 1998.

In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This Statement supersedes SFAS No. 14, FINANCIAL REPORTING SEGMENTS OF A BUSINESS ENTERPRISE, and utilizes the "management approach" for segment reporting. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on any manner in which management disaggregates its company such as by products and services, geography, legal structure and management structure. SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures especially by countries as opposed to broad geographic regions. This Statement also requires descriptive information about the way the operating segments were determined, the products/services provided by the operating segments, the differences between the measurements used in reporting segment information and those used in general purpose financial statements, and the changes in the measurement of segment amounts from period to period. The provisions of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997, or January 1, 1998, for the Company, with earlier application permitted. SFAS No. 131 does not need to be applied to interim statements in the initial year of application but such comparative information will be required in interim statements for the second year. Comparative information for earlier years must be restated in the initial year of application. Management of the Company will adopt the provisions of this Statement, which are only of a disclosure nature, effective January 1, 1998.

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

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)



NOTE 2    SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value at December 31 follow:

                                          Amortized           Gross unrealized          Fair
                                             Cost            Gains        Losses        Value
                                         ------------      ---------    ----------    ------------
AVAILABLE-FOR-SALE SECURITIES:
  December 31, 1997:
    Mortgage-backed securities:
      GNMA adjustable rate               $ 15,036,150      $  69,199    $   73,264    $ 15,032,085
                                         ------------      ---------    ----------    ------------
                                         $ 15,036,150      $  69,199    $   73,264    $ 15,032,085
                                         ------------      ---------    ----------    ------------
                                         ------------      ---------    ----------    ------------
  December 31, 1996:
    Mortgage-backed securities:
      GNMA adjustable rate               $ 23,838,281      $  18,365    $  216,960    $ 23,639,686
                                         ------------      ---------    ----------    ------------
                                         $ 23,838,281      $  18,365    $  216,960    $ 23,639,686
                                         ------------      ---------    ----------    ------------
                                         ------------      ---------    ----------    ------------

                                          Amortized           Gross unrealized          Fair
                                             Cost            Gains        Losses        Value
                                         ------------      ---------    ----------    ------------
HELD-TO-MATURITY SECURITIES:

  December 31, 1997:
    Mortgage-backed securities:
      FNMA participation certificates    $  4,362,078      $      --    $   55,795    $  4,306,283
      FHLMC participation certificates     12,942,259          6,127        66,551      12,881,835
      FHLMC adjustable rate                 1,643,062             --        28,099       1,614,963
                                         ------------      ---------    ----------    ------------
                                         $ 18,947,399      $   6,127    $  150,445    $ 18,803,081
                                         ------------      ---------    ----------    ------------
                                         ------------      ---------    ----------    ------------
  December 31, 1996:
    Mortgage-backed securities:
      FNMA participation certificates    $  5,355,122      $      --    $  162,192    $  5,192,930
      FHLMC participation certificates     21,896,565          4,818       453,206      21,448,177
      FHLMC adjustable rate                 1,861,743             --        32,515       1,829,228
                                         ------------      ---------    ----------    ------------
                                         $ 29,113,430      $   4,818    $  647,913    $ 28,470,335
                                         ------------      ---------    ----------    ------------
                                         ------------      ---------    ----------    ------------

                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)




NOTE 2    SECURITIES  (CONTINUED)

Due to the uncertainty of the future utilization of unrealized losses, should they be realized, the income tax benefit has been offset by a valuation allowance against the resulting deferred tax asset at December 31, 1996.

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 1997 were as follows:

                             Available-for-sale securities:    Held-to-maturity securities:
                             ------------------------------    ----------------------------
                              Amortized           Fair           Amortized        Fair
                                 Cost             Value            Cost           Value
                             ------------     -------------    -------------   ------------
Due in one year or less      $         --     $          --    $  8,248,240    $  8,215,006
Due from one to five years             --                --       9,056,097       8,973,112
Due from five to ten years             --                --              --              --
Due after ten years            15,036,150        15,032,085       1,643,062       1,614,963
                             ------------     -------------    -------------   ------------
                             $ 15,036,150     $  15,032,085    $ 18,947,399    $ 18,803,081
                             ------------     -------------    -------------   ------------
                             ------------     -------------    -------------   ------------

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

Securities of $2,800,534 and $8,047,826 were pledged to secure public deposits and for other purposes required as permitted by law at December 31, 1997 and 1996, respectively.


NOTE 3    LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, at December 31, follows:

                                     Gross unrealized
                                    ------------------
     December 31   Amortized cost     Gains     Losses    Fair value
     -----------   --------------   --------    ------    ----------
        1997         $  297,873     $  6,277    $   --    $  304,150
        1996            564,361       12,633        --       576,994

Proceeds from sale of loans held-for-sale were $8,769,997, $9,058,465, and $7,625,886 for the years ended December 31, 1997, 1996 and 1995, respectively. Gains of $149,742 and losses of $827 were recognized in 1997, while gains of $176,411 and losses of $400 were recognized in 1996, and gains of $105,507 and losses of $186 were recognized in 1995.

                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE 4    LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

                                               December 31
                                       --------------------------
                                            1997         1996
                                       ------------  ------------
First mortgage loans:
  Conventional                         $ 41,730,469  $ 31,513,687
  FHA insured and VA guaranteed           4,531,977     4,326,093
Consumer and installment loans           11,336,782     9,047,776
Consumer timeshare loans                     40,250       179,494
Construction loans                          889,400     1,975,000
Other                                     1,167,782       387,600
                                       ------------  ------------
                                         59,696,660    47,429,650

Less:
  Loans in process                          535,054     1,077,121
  Unearned discounts, deferred loan
   fees, and other                          461,765       327,076
  Allowance for loan losses                 527,347       429,241
                                       ------------  ------------
                                       $ 58,172,494  $ 45,596,212
                                       ------------  ------------
                                       ------------  ------------

An analysis of the changes in allowance for loan losses follows:

                                           Years ended December 31
                                  ----------------------------------------
                                     1997           1996           1995
                                  ----------     ----------     ----------
Balance at beginning of year      $  429,241     $  427,889     $  460,923

Loans charged-off                    (61,597)       (17,882)       (20,878)
Recoveries                            41,786          5,595          2,844
                                  ----------     ----------     ----------
      Net loans charged-off          (19,811)       (12,287)       (18,034)
Provision for loan losses
 charged (credited) to
 operations                          117,917         13,639        (15,000)
                                  ----------     ----------     ----------
Balance at end of year            $  527,347     $  429,241     $  427,889
                                  ----------     ----------     ----------
                                  ----------     ----------     ----------

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

                                           Years ended December 31
                                  ----------------------------------------
                                     1997           1996           1995
                                  ----------     ----------     ----------
Balance at beginning of year      $ 315,605      $ 262,180      $  348,854
Loans originated                    904,375        110,623          30,882
Loan principal payments and
  other reductions                 (235,546)       (57,198)       (117,556)
                                  ----------     ----------     ----------
Balance at end of year            $ 984,434      $ 315,605      $  262,180
                                  ----------     ----------     ----------
                                  ----------     ----------     ----------

                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE 4    LOANS RECEIVABLE (CONTINUED)

The Bank had outstanding commitments to originate loans at December 31, 1997 and 1996 of approximately $1,057,000 and $606,000, respectively.

Impairment of loans having recorded investments of $0 at December 31, 1997 and $1,572,814 at December 31, 1996 has been recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. Recorded investments in other impaired loans were $83,026 at December 31, 1997 and $138,742 at December 31, 1996. The average recorded investment in impaired loans during 1997, 1996 and 1995 was $1,603,516, $1,609,095, and $2,718,350, respectively. Interest income on impaired loans of $117,181, $119,377, and $261,358 was recognized for cash payments received in 1997, 1996 and 1995, respectively.

The Bank is not committed to lend additional funds to borrowers with non-performing or renegotiated loans.


NOTE 5    PREMISES AND EQUIPMENT

Components of premises and equipment included in the consolidated statements of financial condition at December 31, 1997 and 1996 were as follows:

                                   1997            1996
                               -----------     -----------
Cost:
   Land                        $   407,593     $   407,593
   Bank premises                 2,172,022       2,155,531
   Furniture and equipment       1,576,079       1,318,310
   Automobiles                      77,646          77,646
                               -----------     -----------
       Total cost                4,233,340       3,959,080
Less accumulated depreciation    2,179,093       2,034,675
                               -----------     -----------
       Net book value          $ 2,054,247     $ 1,924,405
                               -----------     -----------
                               -----------     -----------

Certain Bank facilities and equipment are leased under various operating leases. Rental expense was $17,818 in 1997 and $8,253 in 1996. There was no rental expense in 1995.

Future minimum rental commitments under noncancelable leases are:

         1998            $ 18,771
         1999              17,563
         2000              16,443
         2001               9,592
                         --------
                         $ 62,369
                         --------
                         --------

                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE 6    LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid balances of these loans at December 31 are summarized as follows:

                                               1997           1996           1995
                                           ------------   ------------   ------------
Mortgage loans underlying pass through
 certificates:
    GNMA                                   $  2,630,780   $  2,868,539   $  3,594,512
    FHLMC                                     5,115,155      6,574,245      7,637,528
Mortgage loan portfolios serviced for:
    FNMA                                     33,371,117     33,904,655     35,531,557
    Other investors                           1,252,871      1,418,465      1,637,020
                                           ------------   ------------   ------------
                                           $ 42,369,923   $ 44,765,904   $ 48,400,617
                                           ------------   ------------   ------------
                                           ------------   ------------   ------------

Custodial escrow balances maintained in connection with the foregoing loan servicing were $391,580 and $416,134 at December 31, 1997 and 1996, respectively.

Mortgage servicing rights of $55,122 and $37,842 were capitalized in 1997 and 1996, respectively.

Following is an analysis of the aggregate changes in servicing rights asset balances for the years 1997, 1996 and 1995.

Balance, January 1, 1995                        $  395,637
Amortization*                                      (48,302)
Originated mortgage servicing rights                12,519
                                                ----------
Balance, January 1, 1996                           359,854
Amortization*                                      (52,142)
Originated mortgage servicing rights                37,842
                                                ----------
Balance, January 1, 1997                           345,554
Amortization*                                      (69,380)
Originated mortgage servicing rights                55,122
                                                ----------
Balance, December 31, 1997                      $  331,296
                                                ----------
                                                ----------

* Includes valuation adjustments, if any, due to changes in prepayment assumptions


NOTE 7    CONCENTRATION OF CREDIT RISK

The Bank invests available funds in mortgage-backed securities and interest-bearing deposits and maintains funds in other depository institutions, including the FHLB of Dallas. Generally, the Bank's investments in U.S. Government securities and mortgage-backed securities are recorded in book entry form only, and the Bank does not take possession of the actual investment certificates. The Bank's investment in interest-bearing deposits,

                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE 7    CONCENTRATION OF CREDIT RISK (CONTINUED)

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


NOTE 8    DEPOSITS

The composition of deposits and the effective rates of interest at December 31 were as follows:

                                                      1997          1996
                                                  ------------  ------------
Checking accounts - noninterest bearing           $  3,226,028  $  1,516,040
Savings accounts (1997 - 2.50%; 1996 - 2.50%)        6,927,394     8,321,164
Insured Money Market accounts
  (1997 - 2.80%-4.50%; 1996 - 2.80%-4.65%)          15,711,088    10,511,090
Transaction accounts (1997 - .50%-2.70%;
  1996 - 1.25%-2.70%)                                6,758,786     6,899,439
Certificates of deposit:
  2.01% - 3.00%                                         29,446        88,325
  3.01% - 4:00%                                        535,148     1,059,988
  4.01% - 5.00%                                     38,898,386    44,704,647
  5.01% - 6.00%                                     21,402,537    18,517,979
  6.01% - 7.00%                                      3,465,336     5,998,426
  7.01% - 8.00%                                        457,856       546,903
                                                  ------------  ------------
                                                  $ 97,412,005  $ 98,164,001
                                                  ------------  ------------
                                                  ------------  ------------

                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE 8    DEPOSITS (CONTINUED)

At December 31, 1997, the scheduled maturities of certificates of deposits are as follows:

                                         Amount      Percent of total
                                      ------------   ----------------
1998                                  $ 51,926,477         80.1%
1999                                     6,054,796          9.3
2000                                     3,104,760          4.8
2001                                     1,657,880          2.6
2002                                     2,044,796          3.2
                                      ------------   ----------------
                                      $ 64,788,709        100.0%
                                      ------------   ----------------
                                      ------------   ----------------

At December 31, 1997 and 1996, individual deposit accounts in excess of $100,000 amounted to $3,582,510 and $2,341,263, respectively.

Interest expense on deposits for the years ended December 31 was as follows:

                                           1997          1996          1995
                                      ------------   -----------   -----------
Savings accounts                      $    188,337   $   225,687   $   294,322
Money Market accounts                      487,209       319,687       502,089
Transaction accounts                        88,385       150,649       154,712
Certificates of Deposit                  3,372,269     3,996,415     4,391,224
                                      ------------   -----------   -----------
                                      $  4,136,200   $ 4,692,438   $ 5,342,347
                                      ------------   -----------   -----------
                                      ------------   -----------   -----------

At December 31, 1997 and 1996, the Bank had accrued interest payable on certificates of deposit totaling $95,554 and $98,320, respectively. The weighted average interest rate on deposits was 4.27%, 4.46%, and 4.67% for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 9    OTHER BORROWED FUNDS

Each FHLB is authorized to make advances to its members, subject to such regulations and limitations as the FHLB may prescribe. There were no advances from the FHLB at December 31, 1997. At December 31, 1996, advances from the FHLB were collateralized by investment securities totaling $5,068,000 plus accrued interest. Such advances matured in January 1997. The Bank is also required to maintain stock ownership in the FHLB of at least a minimum percentage of its loans. At December 31, 1997 and 1996, the Bank maintained an excess investment in stock of the FHLB.

During February 1997, the Company entered into a line of credit with another bank with a borrowing capacity of $100,000. Under the terms of the note, interest accrued on any advances at a prime rate as quoted by the Wall Street Journal and advances and accrued interest were payable on demand. The note was collateralized by all of


                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

NOTE 9    OTHER BORROWED FUNDS (CONTINUED)

the Company's monies, instruments and savings, checking and other deposit accounts. The note matured in August 1997 with no amounts having been drawn.

NOTE 10   INCOME TAXES

At December 31, 1997, the Company had remaining net operating loss ("NOL") carryforwards of approximately $6,150,000 for federal income tax purposes which expire in varying amounts through 2010. The Company also has a capital loss carryforward of $88,000 for tax purposes which will expire in 1998 and 1999. In addition, the alternative minimum tax ("AMT") NOL carryforward and AMT credit carryforward were approximately $6,630,000 and $101,000, respectively, which expire in varying amounts through 2010. Investment tax credit carryforwards of approximately $40,000 expire in varying amounts through 2005. At December 31, 1997, the Bank had remaining NOL carryforwards of approximately $40,965,000 for state income tax purposes which expire in varying amounts through 2005. These state NOL carryforwards are substantially more than the federal NOL carryforwards as a result of the exclusion of U.S. investment security and other income for state income tax purposes.

Section 382 of the Internal Revenue Code ("Code") provides that the aforementioned tax NOL carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year testing period. Due to the fact that the Company has a tax NOL carryforward, it is required to report changes in ownership of 5% or greater of stockholders annually to the Internal Revenue Service. The statute and applicable Treasury regulations are extremely complex. The Company believes that no change of ownership as defined in applicable Section 382 regulations occurred through the three-year testing period ended December 31, 1997.
However, if such a change in ownership occurs, the annual use of the tax NOL carryforwards would be subject to an annual limitation.

Stockholders' equity at December 31, 1997 includes approximately $2,100,000 for which no provision for Federal income tax has been accrued. These amounts represent allocation of income to bad debt reserves for tax purposes only. Reduction of amounts so allocated for purposes other than losses on loans will create income for tax purposes only, which will be subject to the then current corporate tax rate.

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

NOTE 10   INCOME TAXES (CONTINUED)

The reasons for the differences between the statutory federal income tax rates and the effective tax rates for the years ended December 31 are summarized as follows:

                                            1997        1996       1995
                                           -------    --------   --------
Statutory rates                             34.00 %    34.00 %    34.00 %
Effect of net operating loss               (34.00)    (34.00)    (34.00)
Deferred tax asset valuation
  allowance adjustment                    (315.86)        --         --
                                          -------     ------     ------
                                          (315.86)%       -- %       -- %
                                          -------     ------     ------
                                          -------     ------     ------

The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes thereon were as follows:

                                               December 31,         Net       December 31,        Net        December 31,
                                                   1995           change          1996           change         1997
                                               ------------     -----------   ------------    ------------   -----------
OPERATIONAL ITEMS:
  Deferred taxes assets:
    Net operating loss carryforward            $  1,889,000     $   317,000   $  2,206,000    $  (115,000)   $ 2,091,000
    Bad debt deduction and deferred loan fees       142,000           1,000        143,000         22,000        165,000
    Other                                             6,000           1,000          7,000          2,000          9,000
                                               ------------                   ------------                   -----------
                                                  2,037,000                      2,356,000                     2,265,000
    Valuation allowance                          (1,409,000)       (280,000)    (1,689,000)     1,373,000       (316,000)
                                               ------------     -----------   ------------    -----------    -----------
      Deferred tax assets                           628,000          39,000        667,000      1,282,000      1,949,000
                                               ------------     -----------   ------------    -----------    -----------
  Deferred tax liabilities:
    Depreciation                                   (245,000)          4,000       (241,000)        12,000       (229,000)
    FHLB stock dividend                            (191,000)        (30,000)      (221,000)       (32,000)      (253,000)
    Originated mortgage servicing rights             (3,000)        (13,000)       (16,000)       (50,000)       (66,000)
                                               ------------     -----------   ------------    -----------    -----------
      Deferred tax liabilities                     (439,000)        (39,000)      (478,000)       (70,000)      (548,000)
                                               ------------     -----------   ------------    -----------    -----------
      Net deferred tax asset                   $    189,000     $        --   $    189,000    $ 1,212,000    $ 1,401,000
                                               ------------     -----------   ------------    -----------    -----------
                                               ------------     -----------   ------------    -----------    -----------
EQUITY ITEMS:
  Deferred tax assets:
    Investments                                $     70,000     $    (2,000)  $     68,000    $   (67,000)   $     1,000
                                               ------------                   ------------                   -----------
                                                     70,000                         68,000                         1,000
    Valuation allowance                             (70,000)          2,000        (68,000)        68,000             --
                                               ------------     -----------   ------------    -----------    -----------
    Deferred tax assets                                  --              --             --          1,000          1,000
  Deferred tax liabilities                               --              --             --             --             --
                                               ------------     -----------   ------------    -----------    -----------
    Net deferred tax asset                     $         --     $        --   $         --    $     1,000    $     1,000
                                               ------------     -----------   ------------    -----------    -----------
                                               ------------     -----------   ------------    -----------    -----------

                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE 10   INCOME TAXES  (CONTINUED)

As of December 31, 1995, the deferred tax asset valuation allowance of approximately $1,409,000 was due primarily to NOL carryforwards which were not expected to be utilized before their respective expiration dates or which benefits the Company was unable to predict whether they would more likely than not be realized. During 1997, the Company changed its estimate with respect to the future benefits of the NOL carryforwards and, accordingly, reduced the related valuation allowance. To the extent the valuation allowance was reduced, the related tax benefit was credited to income.

NOTE 11   REGULATORY MATTERS

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

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the implementation of Office of Thrift Supervision ("OTS") regulations on December 7, 1989, effective date of the new capital standards, the Bank must have: (1) core capital equal to 3% of adjusted total assets; (2) tangible capital equal to 1.5% of adjusted total assets; and (3) total capital equal to 8.0% of risk-weighted assets, which includes off-balance sheet items.


                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE 11   REGULATORY MATTERS (CONTINUED)

The following table is a reconciliation of the Bank's capital for regulatory purposes at December 31, 1997 as reported to the OTS.

                                                                   Tangible           Core          Risk-based
                                                  Assets            capital          capital         capital
                                              --------------    --------------   --------------  --------------
Total regulatory assets                       $  107,016,150
Net realized depreciation on available-for-
  sale securities, net                                 2,683
Less intangible assets disallowed for
  regulatory purposes                               (924,662)
                                              --------------
Adjusted regulatory total assets              $  106,094,171
                                              --------------
                                              --------------
Risk-based assets                             $   50,535,000
                                              --------------
                                              --------------
Stockholders' equity                                            $    8,888,028   $    8,888,028  $    8,888,028
Net realized depreciation on available-for-
  sale securities, net                                                   2,683            2,683           2,683
General valuation allowance                                                 --               --         527,347
Less intangible assets disallowed for
  regulatory purposes                                                 (924,662)        (924,662)       (924,662)
                                                                --------------   --------------  --------------
Regulatory capital                                                   7,966,049        7,966,049       8,493,396
Regulatory capital required                                          1,591,413        3,182,825       4,042,800
                                                                --------------   --------------  --------------
Excess regulatory capital                                       $    6,374,636   $    4,783,224  $    4,450,596
                                                                --------------   --------------  --------------
                                                                --------------   --------------  --------------
Bank's capital to adjusted regulatory assets                             7.51%            7.51%
                                                                --------------   --------------
                                                                --------------   --------------
Bank's capital to risk-based assets                                                                     16.81%
                                                                                                 --------------
                                                                                                 --------------


The Bank was subject to an Amended Prompt Corrective Action Directive dated August 1994 and a Supervisory Agreement dated June 1996 mainly directed to the improvement of capital ratios, plan and asset/liability management issues. These agreements were terminated by the OTS in November 1997.


NOTE 12   COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN

On October 30, 1997, the Company declared a 2% stock dividend on the Company's common stock for stockholders of record on October 31, 1997. The dividend was paid in December 1997. The dividend was charged to accumulated deficit in the amount of $195,201, including a $1,204 cash payment for dividends on fractional shares. Average shares outstanding and all per share amounts included in the consolidated financial statements and notes are based on the increased number of shares giving effect to the stock dividend.


                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE 12   COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN
          (CONTINUED)

Under the 1986 Stock Option and Incentive Plan ("1986 Plan"), as amended, the Bank could grant Incentive and Non-Incentive Stock Options, as well as Stock Appreciation Rights ("SARs") to officers, directors, key employees and other persons up to a maximum of 68,250 shares of the Bank's common stock. The 1986 Plan was administered by a committee of the Board of Directors. The 1986 Plan terminated in August 1996. Under the provisions of the 1986 Plan, stock options had terms that were determined by the committee, but not to exceed ten years from the date of grant. However, in the case of optionees who owned in excess of 10% of the outstanding common stock of the Bank, the term of the stock option could not exceed five years. The aggregate fair market value of the options for which any persons could be granted in any calendar year could not exceed $100,000. During 1996, 36,500 shares of common stock were issued in connection with exercises of stock options. The aggregate proceeds received by the Company in connection with the exercises was $193,500. During 1997, 544 shares of common stock were issued in connection with exercises of stock options, with proceeds to the Company of $2,992.

In 1997, the stockholders approved the 1997 Stock Option and Incentive Plan ("1997 Plan") to provide a means for the Company to attract and retain officers, directors and employees. Under the terms of the 1997 Plan, the aggregate number of shares of stock to be issued pursuant to the exercise of all options granted under the 1997 Plan may not exceed 183,600. No options may be granted under the 1997 Plan after ten years from the date of the adoption of the 1997 Plan. In addition, the 1997 Plan also provided for the granting of Stock Appreciation Rights ("SARs"). During 1997, options to purchase 165,240 shares were granted all of which were immediately exercisable. No SARs were granted during 1997.
At December 31, 1997, options to purchase 18,360 shares of the Company's common stock were available for issuance under the 1997 Plan.

The Company accounts for compensation costs incurred in connection with the granting of stock options using the intrinsic value method prescribed in APB No.
25. As such, no compensation expense was recorded in connection with the granting of stock options during 1995, 1996 or 1997 as the exercise price was not below the market price of the Company's common stock at the respective dates of grant. In 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, which, if fully adopted by the Company, would change the method the Company applies in recognizing costs associated with the granting of stock options. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has determined not to elect these provisions. However, pro-forma disclosure of net income and earnings per share as if the Company adopted the cost recognition provisions of SFAS No. 123 are required and are presented below.


                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE 12   COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN
          (CONTINUED)

A summary of the status of the Company's stock options as of December 31, 1997 and 1996 and the changes for the years then ended is presented below:

                                                 For the years ended December 31
                                         -------------------------------------------------
                                                1997                        1996
                                         ------------------------  -----------------------
                                                     Weighted                 Weighted
                                                      Average                  Average
                                          Shares   Exercise Price   Shares  Exercise Price
Options outstanding, beginning of year    13,063      $  5.500      39,780     $  5.346
Granted                                  165,240         6.847      13,063        5.500
Exercised                                   (544)        5.500     (37,230)       5.160
Expired                                       --            --      (2,550)       6.000
                                         -------      --------     -------     --------
Options outstanding, end of year         177,759      $  6.752      13,063     $  5.500
                                         -------      --------     -------     --------
                                         -------      --------     -------     --------
Weighted average fair market value of
  options granted during the year                     $   2.54                 $   1.33
                                                      --------                 --------
                                                      --------                 --------

The following table summarizes information about options outstanding as of December 31, 1997:

                                      Options Outstanding and Exercisable
                          -----------------------------------------------------------
                               Number          Weighted Average          Weighted
                          Outstanding and    Remaining Contractual   Average Exercise
Range of Exercise Price     Exercisable         Life (In Years)            Price
                          ----------------   ---------------------   ----------------
$5.500 to $5.625              104,319                 3.99                $6.285
$5.625 to $8.375               73,440                 4.83                 8.375


The fair value of each option granted during 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                   1997        1996      1995
                                  ------      ------    ------
Dividend yield                       --%         --%       --%
Expected volatility               30.73%      36.46%    43.75%
Risk-fee interest rate             6.16%       6.19%     5.60%
Expected lives (in years)          5           2         1


                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE 12   COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN
          (CONTINUED)

Had compensation cost for all grants of stock options during 1997, 1996 and 1995 been determined based on the fair value at the date of grant, reported net income (loss) and earnings (loss) per share would have been adjusted to the pro-forma amounts shown below:

                                                    1997          1996          1995
                                               ------------   ------------   ----------
Net income (loss)
  As reported                                  $  1,595,709   $  (733,570)   $  413,622
  Pro-forma                                       1,319,376      (750,884)      371,278

Earnings (loss) per share
  As reported                                  $       1.40   $     (1.01)   $     0.58
  Pro-forma                                            1.16         (1.04)         0.52

Earnings (loss) per share-assuming dilution
  As reported                                  $       1.37   $     (1.01)   $     0.58
  Pro-forma                                            1.13         (1.04)         0.52


During 1997, the Company adopted the Non-Employee Director Retainer Plan ("Retainer Plan") which provides for the payment of all or a portion of the directors fees in shares of common stock of the Company. The number of shares is determined based on the fair market value of the Bank's stock during the month the fee is payable. The Retainer Plan defers the recognition of compensation by the directors by deferring the issuance of common stock to the director until the director leaves the board. A total of 50,000 shares of common stock have been reserved for issuance under the Retainer Plan. During 1997, $10,500 of directors fees, representing 1,579 shares of common stock to be issued, were reserved under the terms of the Retainer Plan.


NOTE 13   PROFIT SHARING AND 401(k) PLANS

The Company and the Bank have a profit sharing/employee stock ownership plan for which substantially all employees are eligible. Contributions, when made, may be made in the form of cash or in common stock of the Company. Contribution amounts are based upon employee's compensation, but may not exceed maximum deductible limits for federal income tax purposes. Employer contributions to the employee stock ownership plan of $11,637, $0, and $0, were made in 1997, 1996, and 1995.

Effective January 1, 1989, this plan was amended to include a 401(k) before-tax salary deferral feature. Employees may elect to contribute to the plan and such contributions may be matched by the Bank as a percentage of each employee's contribution. Employer contributions made to the 401(k) plan for the years ended December 31, 1997, 1996, and 1995 totaled $15,849, $3,431, and $1,753, respectively.


                                 (Continued)

                 ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 14   NET INCOME (LOSS) PER SHARE

Net income (loss) per share has been computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Net income (loss) per share has been computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period adjusted for the assumed exercise of outstanding stock options and other contingently issuable shares of common stock. Net income (loss) for basic and diluted earnings per share are the same, as there are no contingently issuable shares of stock whose issuance would have impacted net income. A reconciliation between basic and diluted weighted average common shares outstanding follows:

                                        1997         1996        1995
                                     ---------     -------     -------
Weighted average common
 shares - Basic                      1,141,316     724,409     709,612

Plus effect of dilutive
 securities:
  Stock Options                         24,066         --        1,916
  Common Stock Rights                      646         --          --
                                     ---------     -------     -------
Weighted average common
 shares - Assuming Dilution          1,166,028     724,409     711,528
                                     ---------     -------     -------
                                     ---------     -------     -------

For the year ended December 31, 1996, the dilutive effect of outstanding stock options has not been considered in the weighted average common shares - assuming dilution due to the fact that their effects would be anti-dilutive. For the year ended December 31, 1995, the dilutive effect of options to purchase 5,000 shares of common stock at $6.00 per share has been excluded because their effect would be anti-dilutive.

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

At December 31, 1997, unfunded credit commitments are as follows:

     Commitments to extend residential loans      $1,057,233
     Lines of credit                              $1,246,672
     Credit cards                                 $  741,911

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Currently, letters of credit are not extended beyond one year.
The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral and personal guarantees as deemed necessary. At December 31, 1997, the Bank had no standby letters of credit outstanding.

At December 31, 1997, the Bank had no open interest rate swaps, futures, options, or forward contracts.

At December 31, 1997 and 1996, the Bank had $1,355,106 and $1,170,442,
respectively, of commitments to sell newly-originated single family residential loans.

SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a part of the Bank's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current exchange. Further, as it is management's intent to hold a portion of its financial instruments to maturity, it is not probable that the fair values shown below will be realized in a current transaction. In addition, fair value estimates are based solely on existing on- and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Examples would include portfolios of loans serviced for others, investments in real estate, premises and equipment, and deferred tax assets.

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

The fair value of off-balance sheet financial instruments is estimated to equal the carrying amount at December 31, 1997 and 1996.

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

The estimated fair values of the Bank's financial instruments are shown below:

                                    December 31, 1997    December 31, 1996
                                   -------------------  -------------------
                                             Estimated            Estimated
                                   Carrying     fair    Carrying     fair
                                    amount     value     amount     value
                                   --------  ---------  --------  ---------
                                                (In Thousands)
Financial assets:
  Cash and cash equivalents        $ 6,814    $ 6,814    $ 2,199    $ 2,199
  Certificates of deposit            1,530      1,532        381        383
  Securities available-for-sale     15,032     15,032     23,640     23,640
  Securities held-to-maturity       18,947     18,803     29,113     28,470
  Loans held-for-sale                  298        304        564        577

  Loans receivable                  58,172     58,440     45,596     45,856
  Accrued interest receivable          586        586        598        598
  FHLB stock                         1,667      1,667      1,572      1,572

                                                 (Table continued on next page)

                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

NOTE 15   FINANCIAL INSTRUMENTS (CONTINUED)

                                        December 31, 1997        December 31, 1996
                                     ----------------------    ---------------------
                                     Carrying    Estimated     Carrying    Estimated
                                      amount     fair value     amount     fair value
                                     --------    ----------    --------    ----------
                                                      (In Thousands)
Financial liabilities:
     Deposits                        $ 97,412     $ 94,577     $ 98,164    $ 95,821
     Accrued interest payable             358          358          351         351
     Advance payments by borrowers
      for taxes and insurance             298          298          252         252
     FHLB advances                         --           --        3,000       3,000

The deferred income amounts arising from unrecognized financial instruments are not significant. Also, these financial instruments have contractual interest rates at or above current market rates. Therefore, no market value disclosure is provided for these items.


NOTE 16   COMMITMENTS AND CONTINGENCIES

The Company has guaranteed a loan to a bank by the Bank's profit sharing/employee stock ownership plan. Amounts outstanding under the term note at December 31, 1997 was $3,355. The loan was paid prior to its maturity in February 1998.

The Company and its subsidiary are from time to time parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or its subsidiary which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Company.

A significant issue has emerged in the banking industry and for the economy overall regarding how existing application software programs and operating systems can accommodate the date value for the year 2000. The financial impact to the Company to ensure year 2000 compliance is not anticipated by management to be material to the financial position, results of operations or cash flow of the Company.

                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE 17   PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

The following condensed statements of financial condition as of December 31, 1997 and 1996, and the related statements of operations and cash flows for the years then ended for the Company should be read in conjunction with the consolidated financial statements and notes thereto.

                     STATEMENTS OF FINANCIAL CONDITION

                                              December 31
                                       ------------------------
                                          1997          1996
                                       ----------    ----------
Assets:
     Cash and cash equivalents         $  105,400    $        5
     Investment in the Bank             8,888,028     5,096,936
     Organizational cost, net             157,039       163,373
     Deferred tax asset                    13,370            --
     Other assets                             170        95,165
                                       ----------    ----------
           Total assets                $9,164,007    $5,355,479
                                       ----------    ----------
                                       ----------    ----------
Liabilities:
     Accounts payable and accrued
      expenses                         $   18,785    $  269,357
                                       ----------    ----------
           Total liabilities               18,785       269,357
                                       ----------    ----------
Stockholders' equity:
     Common stock                          12,173         7,322
     Capital in excess of par value     9,477,405     7,019,577
     Accumulated deficit                 (341,673)   (1,742,182)
     Net unrealized depreciation on
      available-for-sale securities,
      net                                  (2,683)     (198,595)
                                       ----------    ----------
           Total stockholders' equity   9,145,222     5,086,122
                                       ----------    ----------
Total liabilities and stockholders'
 equity                                $9,164,007    $5,355,479
                                       ----------    ----------
                                       ----------    ----------

                                 (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE 17   PARENT COMPANY CONDENSED FINANCIAL STATEMENTS  (CONTINUED)

                         STATEMENTS OF OPERATIONS

                                                      Years ended December 31
                                                    -------------------------
                                                        1997          1996
                                                    -----------   -----------
Equity in income (loss) of the Bank                 $ 1,711,649   $  (723,756)
Salaries and employee benefits                          (27,483)           --
Other expense                                          (101,827)       (9,814)
Income tax benefit                                       13,370            --
                                                    -----------   -----------
         Net income (loss)                          $ 1,595,709   $  (733,570)
                                                    -----------   -----------
                                                    -----------   -----------

                         STATEMENTS OF CASH FLOWS

Cash flows from operating activities:
     Net income (loss)                              $ 1,595,709   $  (733,570)
     Adjustments to reconcile net income (loss)
      to cash used by operating activities:
         Equity in (income) loss of the Bank         (1,711,649)      723,756
         Deferred income taxes                          (13,370)           --
         Amortization of organizational costs            38,241         9,814
         Common stock rights issued in lieu of
          directors compensation                         10,500            --
         Increase in other assets                          (169)           --
         Increase in accounts payable and accrued
          expenses                                       18,785            --
                                                    -----------   -----------
         Net cash used by operating activities          (61,953)           --
                                                    -----------   -----------
Cash flows from investing activities:
     Purchase of common stock of the Bank                    --        (1,000)
     Capital contribution to the Bank                (1,883,531)           --
                                                    -----------   -----------
         Net cash used in investing activities       (1,883,531)       (1,000)
                                                    -----------   -----------
Cash flows from financing activities:
     Organizational costs incurred                      (31,907)     (173,187)
     Rights offering costs incurred                     (69,254)      (95,165)
    (Increase) decrease in payable to Bank             (269,357)      269,357
     Proceeds from issuance of common stock           2,422,601            --
     Cash dividend (fractional share payments)           (1,204)           --
                                                    -----------   -----------
         Net cash provided by financing activities    2,050,879         1,005
                                                    -----------   -----------
Increase in cash and cash equivalents                   105,395             5
Cash and cash equivalents at beginning of period              5            --
                                                    -----------   -----------
Cash and cash equivalents at end of period          $   105,400   $         5
                                                    -----------   -----------
                                                    -----------   -----------

                                      F-34

                              GLOSSARY OF CERTAIN TERMS

The following are definitions of certain terms used in this report on Form 10-KSB.


ARM       Adjustable Rate Mortgage
BIF       Bank Insurance Fund
CAMELS Capital Adequacy, Asset Quality, Management/Administration, Earnings, Liquidity-Asset/Liability Management, Sensitivity
CD        Certificate of Deposit
CRA       Community Reinvestment Act
FDIC      Federal Deposit Insurance Corporation
FHA       Federal Housing Administration
FHLB      Federal Home Loan Bank
FHLBB     Federal Home Loan Bank Board
FHLMC     Federal Home Loan Mortgage Corporation
FICO      Financing Corporation Funding
FNMA      Federal National Mortgage Association
GNMA      Government National Mortgage Association
HOLA      Home Owners' Loan Act
IRR       Interest Rate Risk
NOW       Negotiable Order of Withdrawal
NPV       Net Present Value
OTS       Office of Thrift Supervision
QTL       Qualified Thrift Lender
SAIF      Savings Association Insurance Fund
SBA       Small Business Administration
VA        Veterans Administration

                                  INDEX OF EXHIBITS
   EXHIBIT NO.      DESCRIPTION
--------------      -----------
      **3.1         Certificate of Amendment of Certificate of Incorporation and
                    Certificate of Incorporation of the Company (incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997, SEC File No. 0-28894)

      **3.2 Amended Bylaws of the Company (incorporated by reference from the Company's Registration Statement on Form S-8, filed June 2, 1997, SEC File No. 333-28215)

     **10.1 Agreement and Plan of Reorganization and Plan of Merger (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

 **/***10.2         1986 Stock Option and Incentive Plan (incorporated by
                    reference from the Company's Registration Statement on Form
                    8-A, filed October 11, 1996, SEC File No. 001-12309)

     **10.3 Profit Sharing and Employee Stock Ownership Plan of First Savings Bank, F.S.B. (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

     **10.3.1 Amendment Number One to Profit Sharing and Employee Stock Ownership Plan of First Savings Bank, F.S.B. (refiled) (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

     **10.4         Agreement for Standby Letter of Credit
                    Advances/Confirmation, Collateral Pledge and Security Agreement with FHLB of Dallas (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

 **/***10.6         Employment Agreement with Kenneth J. Huey, Jr. (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

  */***10.6.1       Extension of Employment Agreement with Kenneth J. Huey, Jr.
                    dated November 20, 1997

 **/***10.7         Employment Agreement with Norman R. Corzine (incorporated by reference from the Company's 1996 10-KSB)

  */***10.7.1       Extension of Employment Agreement with Norman R. Corzine
                    dated November 20, 1997

     **10.8 Bisys Document Processing, Inc. Item Processing Agreement (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

     **10.8.1 Bisys Document Processing, Inc. Item Processing Agreement (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

     **10.9 Bisys Data Processing Acknowledgment and Assignment (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

 **/***10.10        Non-Employee Director Retainer Plan (incorporated by
                    reference from the Company's Registration Statement on Form
                    S-8, filed June 2, 1997, SEC File No. 333-28217)

**/***10.11         1997 Stock Option and Incentive Plan (incorporated by
                    reference from the Company's Registration Statement on Form
                    S-8, filed June 2, 1997, SEC File No. 333-28215)

     *21            Subsidiaries of the Small Business Issuer

     *23            Consent of Independent Accountants

     *27.1          Financial Data Schedule

     *27.2          Restated Financial Data Schedule


  *  Filed herewith
 **  Previously filed
*** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13(a) of Form 10-KSB.