Form 10QSB
period 1998-03-31
ACCESS ANYTIME BANCORP INC
filed 1998-04-29
CIK 1024015

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                Yes /X/        No / /

                  1,217,336 Shares of Capital Stock $.01 par value
                          Outstanding as of April 28, 1998

  Transitional Small Business Disclosure Format (check one):  Yes / /    No /X/


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Unaudited Consolidated Statements of Financial Condition. . . .         3

     Unaudited Consolidated Statements of Operations . . . . . . . .         4

     Unaudited Consolidated Statement of Stockholders' Equity. . . .         5

     Unaudited Consolidated Statements of Cash Flows . . . . . . . .     6 - 7

     Notes to Consolidated Financial Statements (Unaudited). . . . .    8 - 12

Item 2 - Management's Discussion and Analysis or Plan of Operation .   13 - 16

PART II - OTHER INFORMATION

     Item 1  - Legal Proceedings . . . . . . . . . . . . . . . . . .        17

     Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . .        17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

                           PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                     March 31,       December 31,
ASSETS                                                                                 1998             1997
------                                                                             ------------     -------------
Cash and cash equivalents                                                          $  6,563,903     $  6,814,126
Certificates of deposit                                                               1,830,000        1,530,000
Securities available-for-sale (amortized cost of $14,281,575 and $15,036,150)        14,277,333       15,032,085
Securities held-to-maturity (aggregate fair value of $15,551,622 and $18,803,081)    15,630,072       18,947,399
Loans held-for-sale (aggregate fair value of $1,074,416 and $304,150)                 1,053,004          297,873
Loans receivable                                                                     68,103,826       58,172,494
Interest receivable                                                                     584,042          585,730
Real estate owned                                                                       109,550           76,091
FHLB stock                                                                            1,691,934        1,667,434
Premises and equipment                                                                2,168,636        2,054,247
Servicing rights                                                                        353,779          331,296
Organizational cost, net of accumulated amortization of $58,524 and $48,055             146,570          157,039
Deferred tax asset                                                                    1,375,201        1,402,032
Other assets                                                                            159,233          145,372
                                                                                   ------------     ------------
          Total assets                                                             $114,047,083     $107,213,218
                                                                                   ------------     ------------
                                                                                   ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
     Deposits                                                                      $ 98,350,869     $ 97,412,005
     Federal Home Loan Bank advances                                                  5,750,000             --
     Accrued interest and other liabilities                                             236,808          358,154
     Advanced payments by borrowers for taxes and insurance                             486,568          297,837
                                                                                   ------------     ------------
          Total liabilities                                                         104,824,245       98,067,996
                                                                                   ------------     ------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued               --               --
     Common stock, $.01 par value; 6,000,000 shares authorized; 1,217,336
       shares issued and outstanding in 1998 and 1997                                    12,173           12,173
     Capital in excess of par value                                                   9,480,905        9,477,405
     Accumulated deficit                                                               (267,439)        (341,673)
     Net unrealized depreciation on available-for-sale securities, net of tax of
       $1,441 in 1998 and $1,382 in 1997                                                 (2,801)          (2,683)
                                                                                   ------------     ------------
          Total stockholders' equity                                                  9,222,838        9,145,222
                                                                                   ------------     ------------
          Total liabilities and stockholders' equity                               $114,047,083     $107,213,218
                                                                                   ------------     ------------
                                                                                   ------------     ------------

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Three Month Periods Ended
                                                                                                    March 31,
                                                                                            -------------------------
                                                                                               1998           1997
                                                                                            ----------     ----------
Interest income:
     Loans receivable                                                                       $1,327,542     $1,012,369
     U.S. government agency securities                                                          26,066         23,810
     Mortgage-backed securities                                                                457,711        677,742
     Other interest income                                                                      70,921         65,300
                                                                                            ----------     ----------
          Total interest income                                                              1,882,240      1,779,221
                                                                                            ----------     ----------
Interest expense:
     Deposits                                                                                1,015,037      1,035,941
     FHLB advances                                                                              26,493         11,329
                                                                                            ----------     ----------
          Total interest expense                                                             1,041,530      1,047,270
                                                                                            ----------     ----------
Net interest income before provision for loan losses                                           840,710        731,951
Provision for loan losses charged                                                               35,170         22,784
                                                                                            ----------     ----------
          Net interest income after provision for loan losses                                  805,540        709,167
                                                                                            ----------     ----------
Noninterest income:
     Loan servicing and other fees                                                              73,129         83,890
     Net realized gains on sales of available-for-sale securities                                   --         17,637
     Net realized gains on sales of loans                                                       53,268         37,455
     Real estate operations, net                                                                    --             89
     Other income                                                                               94,479         96,039
                                                                                            ----------     ----------
          Total other income                                                                   220,876        235,110
                                                                                            ----------     ----------
Noninterest expenses:
     Salaries and employee benefits                                                            481,558        404,581
     Occupancy expense                                                                         113,070        103,738
     Deposit insurance premium                                                                  30,378         59,194
     Advertising                                                                                 9,262         10,689
     Real estate operations, net                                                                 3,128             --
     Professional fees                                                                          41,485         27,317
     Other expense                                                                             246,410        228,051
                                                                                            ----------     ----------
          Total other expenses                                                                 925,291        833,570
                                                                                            ----------     ----------
Income before income taxes                                                                     101,125        110,707
Income tax expense                                                                              26,891             --
                                                                                            ----------     ----------
Net income                                                                                  $   74,234     $  110,707
                                                                                            ----------     ----------
                                                                                            ----------     ----------
Earnings per common share                                                                   $      .06     $     0.12
                                                                                            ----------     ----------
                                                                                            ----------     ----------
Earnings per common share-assuming dilution                                                 $      .06     $     0.12
                                                                                            ----------     ----------
                                                                                            ----------     ----------

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                         Net Unrealized
                                          Common Stock                                    Depreciation
                                      --------------------     Capital In                 On Available-
                                      Number Of                Excess Of    Accumulated     For-Sale
                                       Shares       Amount     Par Value      Deficit     Securities, Net      Total
                                      ---------     ------     ---------    -----------   ---------------      -----
Balance at December 31, 1997          1,217,336   $ 12,173    $ 9,477,405   $ (341,673)      $ (2,683)     $ 9,145,222

Net income                                   --         --             --       74,234             --           74,234

Common stock rights issued in lieu
 of directors cash compensation              --         --          3,500           --             --            3,500

Net changes in unrealized
 depreciation on available-
 for-sale securities, net                    --         --             --           --           (118)            (118)
                                      ---------   --------    -----------   ----------       --------      -----------
Balance at March 31, 1998             1,217,336   $ 12,173    $ 9,480,905   $ (267,439)      $ (2,801)     $ 9,222,838
                                      ---------   --------    -----------   ----------       --------      -----------
                                      ---------   --------    -----------   ----------       --------      -----------





                The accompanying notes are an integral part of
                   these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Month Periods Ended
                                                                March 31,
                                                       ---------------------------
                                                           1998            1997
                                                       ------------    -----------
Cash flows from operating activities:
   Net income                                          $     74,234    $   110,707
   Adjustments to reconcile net income to cash
    provided (used) by operating activities:
     Depreciation                                            47,580         34,770
     Deferred income taxes                                   26,891             --
     Provision for loan losses charged                       35,170         22,784
     Amortization of premiums on
      investment securities                                  44,640        138,199
     Amortization of organizational costs                    10,469          9,539
     Gain on sale of available-for-sale securities               --        (17,637)
     Gain on sale of loans held-for-sale                    (53,268)       (37,455)
     Proceeds from sales of loans
      held-for-sale                                       3,315,593      2,264,423
     Originations of loans held-for-sale                 (4,017,456)    (2,094,171)
     Common stock rights issued in
      lieu of directors compensation                          3,500             --
     Loss on foreclosed real estate                           3,000             --
     Loss on disposition of assets                            1,100             --
     Net (increase) decrease in accrued interest
      receivable and  other assets                          113,363        208,270
     Decrease in accrued expense and other
      liabilities                                          (119,658)       (81,545)
                                                       ------------    -----------
       Net cash provided by (used in)
        operating activities                               (741,568)       557,884
                                                       ------------    -----------

Cash flows from investing activities:
   Proceeds from maturities and
    principal repayments of
    available-for-sale securities                           730,195        894,308
   Proceeds from maturities and
    principal repayments of held-
    to-maturity securities                                3,297,126      2,072,364
   Proceeds from sales of
    available-for-sale-securities                                --      4,770,378
   Net increase in certificates of deposit                 (300,000)    (1,199,786)
   Net increase in loans                                 (9,966,502)    (2,160,682)
   Proceeds from sales of foreclosed real estate             16,000             --
   Purchases of premises and equipment                     (163,069)        (8,609)
                                                       ------------    -----------
       Net cash provided by (used in) investing
         activities                                      (6,386,250)     4,367,973
                                                       ------------    -----------

Cash flows from financing activities:
   Net increase in deposits                                 938,864        396,016
   Net change in other borrowed funds
   Net increase in advance payments by                    5,750,000     (3,000,000)
     borrowers for taxes and insurance                      188,731        164,468
   Proceeds from issuance of common stock                        --      1,992,859
                                                       ------------    -----------
       Net cash provided by (used in)
        financing activities                              6,877,595       (446,657)
                                                       ------------    -----------
Increase (decrease) in cash and cash
 equivalents                                               (250,223)     4,479,200
Cash and cash equivalents at January 1                    6,814,126      2,199,227
                                                       ------------    -----------
Cash and cash equivalents at March 31                  $  6,563,903    $ 6,678,427
                                                       ------------    -----------
                                                       ------------    -----------

                                  (Continued)

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                             Three Month Periods
                                                               Ended March 31,
                                                             -------------------
                                                             1998          1997
                                                             ----          ----
    Supplemental disclosures of cash
     flow information:
       Cash paid during the period for:
          Interest                                       $ 1,034,166    $ 1,052,125
          Income taxes                                            --             --
       Supplemental disclosure of non-cashing investing
        and financing activities
          Loans to facilitate the sale of real
           estate owned                                       19,000             --





               The accompanying notes are an integral part of
                  these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1    BASIS OF CONSOLIDATION AND PRESENTATION

Access Anytime Bancorp, Inc. (the "Company") is a thrift holding company for its wholly-owned subsidiary FirstBank (the "Bank") and the Bank's wholly-owned subsidiary, First Equity Development Corporation ("FEDCO"). The consolidated financial statements include the accounts and transactions of the Company, the Bank and FEDCO. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The December 31, 1997 consolidated statement of financial condition, as presented herein, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1997.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2    SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value follow:

                                              Amortized              Gross unrealized              Fair
                                                Cost              Gains          Losses            Value
                                             -----------         -------         ------         -----------
AVAILABLE-FOR-SALE SECURITIES:

   March 31, 1998:
      Mortgage-backed securities:
          GNMA adjustable rate               $14,281,575         $64,445        $ 68,687        $14,277,333
                                             -----------         -------        --------        -----------
                                             $14,281,575         $64,445        $ 68,687        $14,277,333
                                             -----------         -------        --------        -----------
                                             -----------         -------        --------        -----------
   December 31, 1997:
      Mortgage-backed securities:
          GNMA adjustable rate               $15,036,150         $69,199        $ 73,264        $15,032,085
                                             -----------         -------        --------        -----------
                                             $15,036,150         $69,199        $ 73,264        $15,032,085
                                             -----------         -------        --------        -----------
                                             -----------         -------        --------        -----------

                                              Amortized              Gross unrealized              Fair
                                                Cost              Gains          Losses            Value
                                             -----------         -------         ------         -----------
HELD-TO-MATURITY SECURITIES:

   March 31, 1998:
      Mortgage-backed securities:
          FNMA participation certificates    $ 4,054,502         $    --        $ 35,942        $ 4,018,560
          FHLMC participation certificates    10,037,843           6,428          35,159         10,009,112
          FHLMC adjustable rate                1,537,727              --          13,777          1,523,950
                                             -----------         -------        --------        -----------
                                             $15,630,072         $ 6,428        $ 84,878        $15,551,622
                                             -----------         -------        --------        -----------
                                             -----------         -------        --------        -----------
   December 31, 1997:
      Mortgage-backed securities:
          FNMA participation certificates    $ 4,362,078         $    --        $ 55,795        $ 4,306,283
          FHLMC participation certificates    12,942,259           6,127          66,551         12,881,835
          FHLMC adjustable rate                1,643,062              --          28,099          1,614,963
                                             -----------         -------        --------        -----------
                                             $18,947,399         $ 6,127        $150,445        $18,803,081
                                             -----------         -------        --------        -----------
                                             -----------         -------        --------        -----------

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3     LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follows:

                                          Gross unrealized
                                      -------------------------
                    Amortized cost       Gains         Losses        Fair value
                    --------------    -----------    ----------     -----------
 March 31, 1998     $    1,053,004    $    21,412    $       --     $  1,074,416
 December 31, 1997         297,873          6,277            --          304,150

NOTE 4     LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

                                                                                            March 31,          December 31,
                                                                                              1998                1997
                                                                                           -----------         ------------
First mortgage loans:
   Conventional                                                                            $50,329,475         $41,730,469
   FHA insured and VA guaranteed                                                             5,452,225           4,531,977
Consumer and installment loans                                                              11,690,443          11,377,032
Consumer timeshare loans
Construction loans                                                                           1,006,000             889,400
Other                                                                                        1,355,888           1,167,782
                                                                                           -----------         ------------
                                                                                            69,834,031          59,696,660
Less:
   Loans in process                                                                            671,382             535,054
   Unearned discounts, deferred loan fees, and other                                           521,704             461,765
   Allowance for loan losses                                                                   537,119             527,347
                                                                                           -----------         ------------
                                                                                           $68,103,826         $58,172,494
                                                                                           -----------         ------------
                                                                                           -----------         ------------

An analysis of the changes in allowance for loan losses follows:

                                                                                        Three Months Ended     Year Ended
                                                                                          March 31, 1998    December 31, 1997
                                                                                        ------------------  -----------------
Balance at beginning of year                                                               $   527,347         $   429,241
Loans charged-off                                                                              (26,298)            (61,597)
Recoveries                                                                                         900              41,786
                                                                                           -----------         ------------
   Net loans charged-off                                                                       (25,398)            (19,811)
Provision for loan losses charged to operations                                                 35,170             117,917
                                                                                           -----------         ------------
Balance at end of period                                                                   $   537,119         $   527,347
                                                                                           -----------         ------------
                                                                                           -----------         ------------

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4     LOANS RECEIVABLE (CONTINUED)

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

                                                                                        Three Months Ended     Year Ended
                                                                                          March 31, 1998    December 31, 1997
                                                                                        ------------------  -----------------
Balance at beginning of year                                                                  $984,434            $315,605
Loans originated                                                                               --                  904,375
Loan principal payments and other reductions                                                   (18,058)           (235,546)
                                                                                              --------            --------
Balance at end of period                                                                      $966,376            $984,434
                                                                                              --------            --------
                                                                                              --------            --------

NOTE 5     NON-PERFORMING ASSETS

The composition of the Bank's portfolio of non-performing assets is shown in the following table:

                                                                                          March 31, 1998    December 31, 1997
                                                                                        ------------------  -----------------
 Non-accruing loans*                                                                         $ 49,187             $  6,935
 Past due 90 days or more and still accruing                                                    1,084                 --
 Other real estate                                                                            109,550               76,091
                                                                                             --------             --------
 Total non-performing assets                                                                 $159,821             $ 83,026
                                                                                             --------             --------
                                                                                             --------             --------
 Ratio of non-performing assets to total assets                                                 0.14%                0.08%
                                                                                             --------             --------
                                                                                             --------             --------

   *  Primarily loans which are past due for 90 days or more

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6     NET INCOME PER SHARE

Net income per share has been computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Net income per share has been computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period adjusted for the assumed exercise of outstanding stock options and other contingently issuable shares of common stock. Net income for basic and diluted earnings per share are the same, as there are no contingently issuable shares of stock whose issuance would have impacted net income. A reconciliation between basic and diluted weighted average common shares outstanding follows:

                                         Three Months Ended
                                             March 31,
                                     ---------------------------
                                        1998              1997
                                     ---------          --------
Weighted average common
  shares - Basic                     1,217,336          913,888

Plus effect of dilutive
  securities:
     Stock Options                      78,874               --
     Common Stock Rights                 1,579               --
                                     ---------          --------
Weighted average common
  shares - Assuming Dilution         1,297,789          913,888
                                     ---------          --------
                                     ---------          --------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


THE FOREGOING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH ACCESS ANYTIME BANCORP, INC.'S ("THE COMPANY") 1997 ANNUAL REPORT ON FORM 10-KSB.


GENERAL

The Company is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of FirstBank (the "Bank"). The Bank is a federally chartered stock savings bank conducting business from three banking locations in Clovis and Portales, New Mexico and a loan production office in Rio Rancho, New Mexico. The Bank has a wholly-owned subsidiary which is currently inactive.

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


FINANCIAL CONDITION

Total assets for the Company increased by $6,835,000 or 6.4%, from December 31, 1997 to March 31, 1998. The increase in assets was due to an increase of approximately $9.9 million in loans receivable which was partially offset by a decrease of approximately $3.3 million in securities held-to-maturity during the quarter ended March 31, 1998 which is the result of management's efforts to increase interest earning assets. The increase in loans receivable, primarily in conventional first mortgage loans, reflects an increase in loans originated during the first quarter of 1998 which is the result of a continued loan development program established by the Bank's management. Principal prepayment on mortgage loans remains strong and combined with the maturing mortgage-backed securities portfolio caused the decrease in securities held-to-maturity. Total liabilities increased by $6,750,000, or 6.9%, during the quarter ended March 31,1998. An increase in FHLB advances of $5.8 million and $1.0 million in deposits caused the increase in total liabilities from December 31, 1997 to March 31, 1998. The additional borrowings were necessitated in order to fund the asset growth previously discussed.

CAPITAL ADEQUACY AND LIQUIDITY

CAPITAL ADEQUACY - Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the implementation of Office of Thrift Supervision ("OTS") regulations on December 7, 1989, effective date of the new capital standards, the Bank must have: (1) Tier 1 or core capital equal to 3% of adjusted total assets and (2) total capital equal to 8.0% of risk-weighted assets, which includes off-balance sheet items.

Under Federal Deposit Insurance Corporation Improvement Act ("FDICIA") to be deemed "well capitalized" the minimum ratios the Bank must have are : (1) Tier 1 or core capital of 5% of adjusted total assets, (2) Tier 1 risk-based capital of 6% of risk-weighed assets, and (3) total risk- based capital of 10% of risk weighted assets.

The following table is a reconciliation of the Bank's capital for regulatory purposes at March 31, 1998 as reported to the OTS.

                                                                         Tier 1-              Tier 1-        Total
                                                                          Core              Risk-based     Risk-based
                                                                        Capital               Capital        Capital
                                                                     ------------           -----------    -----------
Total regulatory assets                                              $113,751,752
Net realized depreciation on available-for-sale securities, net             2,801
Less intangible assets disallowed for regulatory purposes                (765,969)
                                                                     ------------
Adjusted regulatory total assets                                     $112,988,584
                                                                     ------------
                                                                     ------------
Risk-based assets                                                                           $56,561,000    $56,561,000
                                                                                            -----------    -----------
                                                                                            -----------    -----------
Stockholders' equity                                                 $  8,990,315           $ 8,990,315    $ 8,990,315
Net realized depreciation on available-for-sale securities, net             2,801                 2,801          2,801
General valuation allowance                                                    --                    --        537,119
Less intangible assets disallowed for regulatory purposes                (765,969)             (765,969)      (765,969)
                                                                     ------------           -----------    -----------
Regulatory capital                                                      8,227,147             8,227,147      8,764,266
Regulatory capital required to be "well capitalized"                    5,649,429             3,393,660      5,656,100
                                                                     ------------           -----------    -----------
Excess regulatory capital                                            $  2,577,718           $ 4,833,487    $ 3,108,166
                                                                     ------------           -----------    -----------
                                                                     ------------           -----------    -----------
Bank's capital to adjusted regulatory assets                                 7.28%
                                                                     ------------
                                                                     ------------
Bank's capital to risk-based assets                                                               14.55%         15.50%
                                                                                            -----------    -----------
                                                                                            -----------    -----------

LIQUIDITY

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan

Bank ("FHLB") which provides a source of borrowings to the Bank for asset and asset/liability matching. As of March 31, 1998, the Bank had $5,750 million in FHLB borrowings.

RESULTS OF OPERATIONS

THREE-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED MARCH 31, 1998 AND 1997

Net income for the quarter ended March 31, 1998 was $74,000 or $.06 per share compared to $111,000 or $.12 per share for the quarter ended March 31, 1997.

Net interest income before provision for loan losses increased by approximately $109,000 to $841,000 for the three-month period ended March 31, 1998 compared to $732,000 for the same period in 1997. The increase was the result of management's efforts to increase loans receivable in an effort to enhance interest income. During the first quarter of 1998 the provision for loan losses increased to $35,000 compared to $23,000 in 1997.

Noninterest income decreased by $14,000 or 6.05% to $221,000 in the three-months ended March 31, 1998 compared to $235,000 in 1997. The decrease was due to a $18,000 gain in the first quarter in 1997 on the sale of available-for-sale mortgage-backed securities.

Noninterest expense was $925,000 in the first quarter of 1998 compared to $834,000 in 1997. The increase in noninterest expense was principally due to the conversion cost to a new data processor and overtime and salaries expenses which lead to a $77,000 or 19.03% increase in salaries and employee benefits in 1998 as compared to the same period in 1997. Deposit insurance premium decreased by $29,000, while professional fees increased by $14,000 and other expense increased by $18,000 in the three-months ended March 31, 1998 compared to the same period in 1997.

Income tax expense for the first quarter of 1998 was $27,000 compared to no tax expense in the same quarter in 1997. Prior to 1997, the deferred tax asset valuation allowance was due primarily to NOL carryforwards which were not expected to be utilized before their respective expiration dates or which benefits the Company was unable to predict whether they would more likely than not be realized. During the third quarter of 1997, the Company changed its estimate with respect to the future benefits of the NOL carryforwards and, accordingly, reduced the related valuation allowance. To the extent the valuation allowance was reduced the related tax benefit was credited to income during that quarter, therefore, periods after 1997 will include income tax expense based on earnings of the Company.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, certain words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties - including, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The
Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The
Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

           None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

           27.1   Financial Data Schedule

           (b)  Reports on Form 8-K.

                     None

                                     SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ACCESS ANYTIME BANCORP, INC.


Date:  April 28, 1998             /s/ Norman R. Corzine
                                  --------------------------------------------
                                   Norman R. Corzine, Chairman of the Board,
                                   Chief Executive Officer
                                   (DULY AUTHORIZED REPRESENTATIVE)


Date:  April 28, 1998             /s/ Ken Huey, Jr.
                                  --------------------------------------------
                                   Ken Huey, Jr., President, Chief Financial
                                   Officer and Director
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                                   (DULY AUTHORIZED REPRESENTATIVE)