Form 10QSB
period 1998-06-30
ACCESS ANYTIME BANCORP INC
filed 1998-07-31
CIK 1024015

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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

                          COMMON STOCK $.01 PAR VALUE
                               (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes /X/        No / /

                1,217,336 Shares of Capital Stock $.01 par value
                       Outstanding as of July 31, 1998




  Transitional Small Business Disclosure Format (check one):  Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              TABLE OF CONTENTS

                                                                                   Page
                                                                                  ------
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Unaudited Consolidated Statements of Financial Condition . . . . .        3

              Unaudited Consolidated Statements of Operations. . . . . . . . . .        4

              Unaudited Consolidated Statement of Stockholders' Equity . . . . .        5

              Unaudited Consolidated Statements of Cash Flows. . . . . . . . . .   6 -  7

              Notes to Consolidated Financial Statements (Unaudited) . . . . . .   8 - 12

     Item 2 - Management's Discussion and Analysis or Plan of Operation. . . . .  13 - 16


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .       17

     Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .       17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS                                                                                   June 30,        December 31,
                                                                                          1998               1997
                                                                                       ------------     ------------
Cash and cash equivalents                                                              $  6,697,080     $  6,814,126
Certificates of deposit                                                                   2,380,000        1,530,000
Securities available-for-sale (amortized cost of $13,361,599 and $15,036,150)            13,304,268       15,032,085
Securities held-to-maturity (aggregate fair value of $11,960,396 and
  $18,803,081)                                                                           12,026,130       18,947,399
Loans held-for-sale (aggregate fair value of $767,927 and $304,150)                         752,379          297,873
Loans receivable                                                                         75,981,988       58,172,494
Interest receivable                                                                         632,297          585,730
Real estate owned                                                                            84,503           76,091
FHLB stock                                                                                  767,634        1,667,434
Premises and equipment                                                                    2,209,560        2,054,247
Servicing rights                                                                            373,346          331,296
Organizational cost, net of accumulated amortization of $68,993 and $48,055                 136,101          157,039
Deferred tax asset                                                                        1,366,961        1,402,032
Other assets                                                                                208,730          145,372
                                                                                       ------------     ------------
        Total assets                                                                   $116,920,977     $107,213,218
                                                                                       ------------     ------------
                                                                                       ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                             $100,964,802     $ 97,412,005
  Federal Home Loan Bank advances                                                         5,750,000               --
  Accrued interest and other liabilities                                                    360,170          358,154
  Advanced payments by borrowers for taxes and insurance                                    577,640          297,837
                                                                                       ------------     ------------
        Total liabilities                                                               107,652,612       98,067,996
                                                                                       ------------     ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued                      --               --
  Common stock, $.01 par value; 6,000,000 shares authorized; 1,217,336
    shares issued and outstanding in 1998 and 1997                                           12,173           12,173
  Capital in excess of par value                                                          9,488,405        9,477,405
  Accumulated deficit                                                                      (194,374)        (341,673)
  Accumulated other comprehensive income, net of tax                                        (37,839)          (2,683)
                                                                                       ------------     ------------

        Total stockholders' equity                                                        9,268,365        9,145,222
                                                                                       ------------     ------------

        Total liabilities and stockholders' equity                                     $116,920,977     $107,213,218
                                                                                       ------------     ------------
                                                                                       ------------     ------------



            The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Month Periods Ended     Six Month Periods Ended
                                                            June 30,                   June 30,
                                                 --------------------------    -------------------------
                                                    1998           1997           1998           1997
                                                 ----------     -----------    ----------     ----------
Interest income:
   Loans receivable                              $1,501,844     $1,105,420     $2,829,386     $2,117,789
   U.S. government agency securities                 13,472         25,290         39,538         49,100
   Mortgage-backed securities                       383,749        625,626        841,460      1,303,368
   Other interest income                            100,813         65,032        171,734        130,332
                                                 ----------     ----------     ----------     ----------
      Total interest income                       1,999,878      1,821,368      3,882,118      3,600,589
                                                 ----------     ----------     ----------     ----------
Interest expense:
   Deposits                                       1,050,819      1,038,164      2,065,856      2,074,105
   FHLB advances                                     78,222          1,485        104,715         12,814
                                                 ----------     ----------     ----------     ----------
      Total interest expense                      1,129,041      1,039,649      2,170,571      2,086,919
                                                 ----------     ----------     ----------     ----------
Net interest income before provision for
 loan losses                                        870,837        781,719      1,711,547      1,513,670
Provision for loan losses charged                    19,133         44,655         54,303         67,439
                                                 ----------     ----------     ----------     ----------
      Net interest income after provision
       for loan losses                              851,704        737,064      1,657,244      1,446,231
                                                 ----------     ----------     ----------     ----------
Noninterest income:
   Loan servicing and other fees                     72,858         87,766        145,987        171,656
   Net realized gains on sales of available-
    for-sale securities                                --            3,000           --           20,637
   Net realized gains on sales of loans              67,227         24,261        120,495         61,716
   Real estate operations, net                         --              271           --              360
   Other income                                      84,455         88,595        178,934        184,634
                                                 ----------     ----------     ----------     ----------
         Total other income                         224,540        203,893        445,416        439,003
                                                 ----------     ----------     ----------     ----------
Noninterest expenses:
   Salaries and employee benefits                   504,681        436,453        986,239        841,034
   Occupancy expense                                125,524         95,320        238,594        199,058
   Deposit insurance premium                         30,573         70,015         60,951        129,209
   Advertising                                       16,244         14,132         25,506         24,821
   Real estate operations, net                          259           --            3,387           --
   Professional fees                                 42,488        (59,331)        83,973        (32,014)
   Other expense                                    257,119        248,559        503,529        476,610
                                                 ----------     ----------     ----------     ----------
      Total other expenses                          976,888        805,148      1,902,179      1,638,718
                                                 ----------     ----------     ----------     ----------
Income before income taxes                           99,356        135,809        200,481        246,516

Income tax expense                                   26,291           --           53,182           --
                                                 ----------     ----------     ----------     ----------
Net income                                       $   73,065     $  135,809     $  147,299     $  246,516
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------
Earnings per common share                        $      .06     $      .11     $      .12     $      .23
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------
Earnings per common share-assuming dilution      $      .06     $      .11     $      .11     $      .23
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

            The accompanying notes are an integral part of these
                      consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                              Common Stock                                          Accumulated
                                        ------------------------                                       Other
                                                                     Capital In                    Comprehensive
                                        Number Of                     Excess Of      Accumulated      Income,
                                         Shares          Amount       Par Value        Deficit       Net of Tax      Total
                                        ---------        -------     ----------      ----------      ----------   ----------
Balance at December 31, 1997            1,217,336        $12,173     $9,477,405      $(341,673)       $(2,683)    $9,145,222

Net income                                   --             --             --          147,299           --          147,299

Common stock rights issued in lieu
 of directors cash compensation              --             --           11,000           --             --           11,000

Other comprehensive income                   --             --             --             --          (35,156)       (35,156)
                                        ---------        -------     ----------      ----------      ----------   ----------
Balance at June 30, 1998                1,217,336        $12,173     $9,488,405      $(194,374)      $(37,839)    $9,268,365
                                        ---------        -------     ----------      ----------      ----------   ----------
                                        ---------        -------     ----------      ----------      ----------   ----------

             The accompanying notes are an integral part of these
                     consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six Month Periods Ended
                                                                                    June 30,
                                                                            ------------------------
                                                                              1998           1997
                                                                            --------       --------
Cash flows from operating activities:
   Net income                                                           $    147,299    $   246,516
   Adjustments to reconcile net income to cash provided
     (used) by operating activities:
     Depreciation                                                            112,205         69,940
     Deferred income taxes                                                    35,071           --
     Provision for loan losses charged                                        54,303         67,439
     Amortization of premiums on investment securities                        90,703        202,954
     Amortization of organizational costs                                     20,938         17,551
     Gain on sale of available-for-sale securities                              --          (20,637)
     Gain on sale of loans held-for-sale                                    (120,495)       (61,716)
     Proceeds from sales of loans held-for-sale                            7,482,163      3,872,356
     Originations of loans held-for-sale                                  (7,816,174)    (3,852,629)
     Common stock rights issued in lieu of directors
     compensation                                                             11,000           --
     (Gain) loss on foreclosed real estate                                     3,000           (813)
     Loss on disposition of assets                                             1,100           --
     Net (increase) decrease in accrued interest receivable
     and other assets                                                       (132,820)       203,752
     Increase (decrease) in accrued expense and other liabilities            (44,551)         3,257
                                                                        ------------    -----------
        Net cash provided by (used in) operating activities                 (156,258)       747,970
                                                                        ------------    -----------
Cash flows from investing activities:
   Proceeds from maturities and principal repayments of
   available-for-sale securities                                           1,639,707      1,652,006
   Proceeds from maturities and principal repayments of
   held-to-maturity securities                                             6,883,520      3,902,492
   Proceeds from sales of available-for-sale-securities                         --        5,376,284
   Net (increase) decrease in sale of FHLB stock                             899,800        (46,000)
   Net increase in certificates of deposit                                  (850,000)    (1,199,572)
   Net increase in loans                                                 (17,863,797)    (6,851,499)
   Proceeds from sales of foreclosed real estate                              16,000         19,600
   Purchases of premises and equipment                                      (268,618)       (12,018)
                                                                        ------------    -----------
      Net cash provided by (used in) investing activities                 (9,543,388)     2,841,293
                                                                        ------------    -----------
Cash flows from financing activities:
   Net increase in deposits                                                3,552,797     (2,391,917)
   Net change in other borrowed funds                                      5,750,000     (2,700,000)
   Net increase in advance payments by borrowers for taxes
   and insurance                                                             279,803        181,236
   Organizational costs incurred                                                --          (17,960)
   Rights offering costs incurred                                               --         (164,419)
   Proceeds from issuance of common stock                                       --        2,419,610
                                                                        ------------    -----------
      Net cash provided by (used in) financing activities                  9,582,600     (2,673,450)
                                                                        ------------    -----------
Increase (decrease) in cash and cash equivalents                            (117,046)       915,813
Cash and cash equivalents at January 1                                     6,814,126      2,199,227
                                                                        ------------    -----------
Cash and cash equivalents at June 30                                    $  6,697,080    $ 3,115,040
                                                                        ------------    -----------
                                                                        ------------    -----------

                                    (Continued)

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (CONTINUED)

                                                                             Six Month Periods Ended
                                                                                    June 30,
                                                                            ------------------------
                                                                              1998           1997
                                                                            --------       --------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                        $  2,026,073   $  2,090,153
        Income taxes                                                              --             --
     Supplemental disclosure of non-cash investing and
     financing activities
        Loans to facilitate the sale of real estate owned                     19,000             --

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

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2    SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value follow:

                                                          Amortized             Gross unrealized         Fair
                                                            Cost             Gains          Losses       Value
                                                          -----------        -------        -------    -----------
AVAILABLE-FOR-SALE SECURITIES:

     June 30, 1998:
        Mortgage-backed securities:
           GNMA adjustable rate                           $13,361,599        $27,692       $ 85,023    $13,304,268
                                                          -----------        -------       --------    -----------
                                                          $13,361,599        $27,692       $ 85,023    $13,304,268
                                                          -----------        -------       --------    -----------
                                                          -----------        -------       --------    -----------
     December 31, 1997:
        Mortgage-backed securities:
           GNMA adjustable rate                           $15,036,150        $69,199       $ 73,264    $15,032,085
                                                          -----------        -------       --------    -----------
                                                          $15,036,150        $69,199       $ 73,264    $15,032,085
                                                          -----------        -------       --------    -----------
                                                          -----------        -------       --------    -----------

                                                          Amortized             Gross unrealized         Fair
                                                            Cost             Gains          Losses       Value
                                                          -----------        -------        -------    -----------
HELD-TO-MATURITY SECURITIES:

     June 30, 1998:
        Mortgage-backed securities:
           FNMA participation certificates                $ 3,611,331        $    --       $ 29,641    $ 3,581,690
           FHLMC participation certificates                 6,918,153          3,547         30,290      6,891,410
           FHLMC adjustable rate                            1,496,646             --          9,350      1,487,296
                                                          -----------        -------       --------    -----------
                                                          $12,026,130        $ 3,547       $ 69,281    $11,960,396
                                                          -----------        -------       --------    -----------
                                                          -----------        -------       --------    -----------
     December 31, 1997:
        Mortgage-backed securities:
           FNMA participation certificates                $ 4,362,078        $    --       $ 55,795    $ 4,306,283
           FHLMC participation certificates                12,942,259          6,127         66,551     12,881,835
           FHLMC adjustable rate                            1,643,062             --         28,099      1,614,963
                                                          -----------        -------       --------    -----------
                                                          $18,947,399        $ 6,127       $150,445    $18,803,081
                                                          -----------        -------       --------    -----------
                                                          -----------        -------       --------    -----------

                                       9

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3  LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follows:

                                                            Gross unrealized
                                      Amortized          ----------------------        Fair
                                        Cost             Gains          Losses        Value
                                      -----------        -------        -------    -----------
June 30, 1998                         $   752,379      $  15,548          $  --     $  767,927
December 31, 1997                         297,873          6,277             --        304,150

NOTE 4   LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

                                                                          June 30,     December 31,
                                                                            1998           1997
                                                                         -----------   ------------
First mortgage loans:
     Conventional                                                        $57,795,492    $41,730,469
     FHA insured and VA guaranteed                                         5,010,259      4,531,977
Consumer and installment loans                                            11,966,333     11,377,032
Construction loans                                                         1,624,500        889,400
Other                                                                      1,567,992      1,167,782
                                                                         -----------    -----------
                                                                          77,964,576     59,696,660
Less:
     Loans in process                                                        863,382        535,054
     Unearned discounts, deferred loan fees, and other                       600,148        461,765
     Allowance for loan losses                                               519,058        527,347
                                                                         -----------   ------------
                                                                         $75,981,988    $58,172,494
                                                                         -----------   ------------
                                                                         -----------   ------------

An analysis of the changes in allowance for loan losses follows:

                                                         Six Months Ended            Year Ended
                                                          June 30, 1998           December 31, 1997
                                                         ----------------         -----------------
Balance at beginning of year                                  $527,347                $429,241

Loans charged-off                                              (66,476)                (61,597)
Recoveries                                                       3,884                  41,786
                                                           -----------            ------------
           Net loans charged-off                               (62,592)                (19,811)
Provision for loan losses charged to operations                 54,303                 117,917
                                                           -----------            ------------
Balance at end of period                                      $519,058                $527,347
                                                           -----------            ------------
                                                           -----------            ------------

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4  LOANS RECEIVABLE (CONTINUED)

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

                                                         Six Months Ended            Year Ended
                                                          June 30, 1998           December 31, 1997
                                                         ----------------         -----------------
Balance at beginning of year                               $   984,434               $ 315,605
Loans originated                                               134,162                 904,375
Loan principal payments and other reductions                   (37,073)               (235,546)
                                                           -----------               ---------
Balance at end of period                                   $ 1,081,523               $ 984,434
                                                           -----------               ---------
                                                           -----------               ---------

NOTE 5  NON-PERFORMING ASSETS

The composition of the Bank's portfolio of non-performing assets is shown in the following table:

                                                        June 30,     December 31,
                                                          1998           1997
                                                       -----------   ------------

Non-accruing loans*                                      $11,218        $ 6,935
Past due 90 days or more and still accruing                1,089           --
Other real estate                                         84,503         76,091
                                                       ---------     ----------
Total non-performing assets                              $96,810        $83,026
                                                       ---------     ----------
                                                       ---------     ----------

Ratio of non-performing assets to total assets              0.08%          0.08%
                                                       ---------     ----------
                                                       ---------     ----------

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

                                    Three Months Ended                Six Months Ended
                                          June 30,                        June 30,
                                 ------------------------         ------------------------
                                    1998           1997             1998           1997
                                 ---------      ---------         ---------      ---------
Weighted average common
 shares - Basic                  1,217,336      1,213,293         1,217,336      1,064,417

Plus effect of dilutive
 securities:
   Stock Options                    89,407          1,516            81,930             83
   Common Stock Rights               1,998            186             1,929             94
                                 ---------      ---------         ---------      ---------
Weighted average common
 shares - Assuming Dilution      1,308,741      1,214,995         1,301,195      1,064,594
                                 ---------      ---------         ---------      ---------
                                 ---------      ---------         ---------      ---------

NOTE 7   COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's unrealized gains and losses on its available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the three months ended March 31, 1998 and 1997, total comprehensive income, which was comprised of net income and changes in unrealized gains and losses on available-for-sale securities, amounted to approximately $74,116 and $166,792, respectively. During the six months ended June 30, 1998 and 1997, total comprehensive income, which consisted of the same components as did the three months ended March 31, amounted to approximately $112,143 and $451,670, respectively.

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

The Bank is principally engaged in the business of attracting retail and commercial deposits from the general public and investing those funds in first mortgage loans in owner occupied, single-family residential loans, residential construction loans and commercial real estate loans. The Bank also originates consumer loans, including loans for the purchase of automobiles and home improvement loans, and commercial business loans including Small Business Administration loans.

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


FINANCIAL CONDITION

Total assets for the Company increased by $9,707,759 or 9.05%, from December 31, 1997 to June 30, 1998. The increase in assets was due to an increase of approximately $18 million in loans receivable which were offset by a decrease of approximately $7 million in securities held-to-maturity and $2 million in securities available-for-sale. The increase in loans receivable was due to a continued high volume of mortgage loans originations during the first six-months of 1998. The decrease in investment securities were comprised entirely of maturities and principal repayments and the proceeds were used to support the loan growth.

Total liabilities increased by $9,584,616 or 9.77%, from December 31, 1997 to June 30, 1998. An increase in FHLB advances of $5.75 million and approximately $3.6 million in deposits were the primary cause of the increase in total liabilities during the first six-months of 1998. The additional funds generated from the growth of FHLB advances and deposits were used primarily to support the loan growth during the period.

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

Under Federal Deposit Insurance Corporation Improvement Act ("FDICIA") to be deemed "well capitalized" the minimum ratios the Bank must have are: (1) Tier 1 or core capital of 5% of adjusted total assets, (2) Tier 1 risk-based capital of 6% of risk-weighed assets, and (3) total risk- based capital of 10% of risk weighted assets.

The following table is a reconciliation of the Bank's capital for regulatory purposes at June 30, 1998 as reported to the OTS.

                                                    Tier 1-            Tier 1-          Total
                                                     Core            Risk-based       Risk-based
                                                    Capital            Capital         Capital
                                                 ------------        ----------       ----------
Total regulatory assets                          $116,661,752
Net realized depreciation on
 available-for-sale securities, net                    37,839
Less intangible assets disallowed for
 regulatory purposes                                 (619,884)
                                                 -------------
Adjusted regulatory total assets                 $116,079,707
                                                 -------------
                                                 -------------
Risk-based assets                                                    $60,839,000     $60,839,000
                                                                     -----------     -----------
                                                                     -----------     -----------
Stockholders' equity                             $  9,062,307        $ 9,062,307     $ 9,062,307
Net realized depreciation on available-
 for-sale securities, net                              37,839             37,839          37,839
General valuation allowance                                --                 --         519,058
Less intangible assets disallowed for
 regulatory purposes                                 (619,884)          (619,884)       (619,884)
                                                 -------------       ------------    ------------
Regulatory capital                                  8,480,262          8,480,262       8,999,320
Regulatory capital required to be
 "well capitalized"                                 5,803,985          3,650,340       6,083,900
                                                 -------------       ------------    ------------
Excess regulatory capital                        $  2,676,277        $ 4,829,922     $ 2,915,420
                                                 -------------       ------------    ------------
                                                 -------------       ------------    ------------
Bank's capital to adjusted regulatory assets             7.31%
                                                 -------------
                                                 -------------
Bank's capital to risk-based assets                                        13.94%          14.79%
                                                                     ------------    ------------
                                                                     ------------    ------------

LIQUIDITY

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan

Bank ("FHLB") which provides a source of borrowings to the Bank for asset and asset/liability matching. As of June 30, 1998, the Bank had $5,750 million in FHLB borrowings.


RESULTS OF OPERATIONS

THREE-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED JUNE 30, 1998 AND 1997

Net income for the quarter ended June 30, 1998 was $73,065 compared to $135,809 for the quarter ended June 30, 1997.

Net interest income before provision for loan losses increased by approximately $89,000 to $871,000 for the three-month period ended June 30, 1998 compared to $782,000 for the same period in 1997. The increase in net interest income before provision for loan losses was primarily caused by an increase in loans receivable, see Note 4 in this form 10-QSB, which generated a higher rate of income than the increase interest expenses in FHLB advances and deposits. Interest income for the quarter ended June 30, 1998 increased by $178,000 compared to an increase of $89,000 for interest expense. During the second quarter of 1998 the provision for loan losses decreased to $19,000 compared to $45,000 in 1997.

Noninterest income increased by $21,000 to $225,000 in the three-months ended June 30, 1998 compared to $204,000 in 1997. The increase was due to a $43,000 increase in net realized gains on sales of 30 year mortgage loans and a decrease of $15,000 in loan servicing and other fees.

Noninterest expense increased to $977,000 compared to $805,000 for the quarter ended June 30, 1998 compared to the same quarter in 1997. The increase in noninterest expense was primarily due to a $102,000 change in professional fees, caused by a credit in 1997 from a lawsuit settlement. Other contributors to the increase in noninterest expense were increases in salaries and employee benefits of $68,000 and occupancy expense of $30,000. Deposit insurance premiums decreased by $39,000. The income tax expense for the second quarter of 1998 increased by $27,000 compared to no tax expense in the same quarter in 1997.


SIX-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED JUNE 30, 1998 AND 1997

Net income for the six-month period ended June 30, 1998 was $147,299 compared to $246,516 for the same period in 1997.

Net interest income before provision for loan losses increased by approximately $198,000 or 13% to $1,712,000 for the six-month period ended June 30, 1998 compared to $1,514,000 for the prior year. The increase in net interest income before provision for loan losses was primarily caused by an increase in loans receivable, which generated a higher rate of income than the increase interest expenses in FHLB advances and deposits. Interest income for the first six-months of 1998 increased by $282,000 compared to an increase of $84,000 for interest expense. During the first half of 1998 the provision for loan losses decreased by $13,000 to $54,000 as compared to the first half of 1997.

Noninterest income increased by $6,000 to $445,000 in the six-months ended June 30, 1998 compared to $439,000 in 1997. The increase was due to a $59,000 increase in net realized gains on sales of loans and decrease of $26,000 in loan servicing and other fees. No realized securities gains have occurred in 1998.

Noninterest expense increased to $1,902,000 compared to $1,639,000 for the first six-months of 1997. The increase in noninterest expense was primarily due to a $116,000 increase in professional fees (see the three-month comparative analysis in this form 10-QSB.) Other contributors to the increase in noninterest expense were increases in salaries and employee benefits of $145,000 and occupancy expense of $40,000. Deposit insurance premiums decreased by $68,000. The income tax expense for the six-months ended June
30, increased by $53,000 compared to no tax expense in the same period in 1997.


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

                          PART II  - OTHER INFORAMTION


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


                                ACCESS ANYTIME BANCORP, INC.


     Date:  July 31, 1998       /s/ Norman R. Corzine
                                --------------------------------------------
                                Norman R. Corzine, Chairman of the Board,
                                Chief Executive Officer
                                (DULY AUTHORIZED REPRESENTATIVE)


     Date:  July 31, 1998       /s/ Ken Huey, Jr.
                                --------------------------------------------
                                Ken Huey, Jr., President, Chief Financial
                                Officer and Director
                                (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                                (DULY AUTHORIZED REPRESENTATIVE)