Form 10QSB
period 1998-09-30
ACCESS ANYTIME BANCORP INC
filed 1998-10-28
CIK 1024015

-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


/ / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________


                        COMMISSION FILE NUMBER 0-28894

                         ACCESS ANYTIME BANCORP, INC.
                (Name of small business issuer in its charter)



        DELAWARE                                          85-0444597
    (State or other                                    (I.R.S. Employer
     jurisdiction of                                  Identification No.)
    incorporation or
     organization)

             801 PILE STREET, CLOVIS, NEW MEXICO             88101
          (Address of principal executive offices)         (Zip Code)

        Issuer's telephone number, including area code:  (505) 762-4417
                                                         --------------

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:  None
                                                               --------

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

                           Yes  /X/        No / /

                  1,228,160 Shares of Capital Stock $.01 par value
                         Outstanding as of October 27, 1998



 Transitional Small Business Disclosure Format (check one):  Yes / /    No /X/

-------------------------------------------------------------------------------

                              TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

          Unaudited Consolidated Statements of Financial Condition . . .     3

          Unaudited Consolidated Statements of Operations. . . . . . . .     4

          Unaudited Consolidated Statement of Stockholders' Equity . . .     5

          Unaudited Consolidated Statements of Cash Flows. . . . . . . .   6-7

          Notes to Consolidated Financial Statements (Unaudited) . . . .  8-12

   Item 2 - Management's Discussion and Analysis or Plan
            of Operation . . . . . . . . . . . . . . . . . . . . . . . . 13-17

PART II - OTHER INFORMATION

   Item 1  - Legal Proceedings . . . . . . . . . . . . . . . . . . . . .    18

   Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


ASSETS                                                 September 30,   December 31,
                                                           1998           1997
                                                       -------------   ------------
Cash and cash equivalents                              $  5,862,148   $  6,814,126
Certificates of deposit                                   2,485,000      1,530,000
Securities available-for-sale (amortized cost of
 $12,400,097 and $15,036,150)                            12,319,470     15,032,085
Securities held-to-maturity (aggregate fair value of
 $9,496,881 and $18,803,081)                              9,445,808     18,947,399
Loans held-for-sale (aggregate fair value of
 $1,345,136 and $304,150)                                 1,318,254        297,873
Loans receivable                                         81,221,383     58,172,494
Interest receivable                                         637,471        585,730
Real estate owned                                           111,402         76,091
FHLB stock                                                  779,134      1,667,434
Premises and equipment                                    2,190,118      2,054,247
Servicing rights                                            378,948        331,296
Organizational cost, net of accumulated amortization
 of $79,463 and $48,055                                     125,631        157,039
Deferred tax asset                                        1,328,949      1,402,032
Other assets                                                258,950        145,372
                                                       ------------   ------------

       Total assets                                    $118,462,666   $107,213,218
                                                       ------------   ------------
                                                       ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                             $102,262,108   $ 97,412,005
  Federal Home Loan Bank borrowings                       5,750,000             --
  Accrued interest and other liabilities                    352,554        358,154
  Advanced payments by borrowers for taxes and
   insurance                                                669,556        297,837
                                                       ------------   ------------

       Total liabilities                                109,034,218     98,067,996
                                                       ------------   ------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 4,000,000
 shares authorized; none issued                                  --             --
Common stock, $.01 par value; 6,000,000 shares
 authorized; 1,229,536 and 1,217,336 shares
 issued; 1,228,160 and 1,217,336 outstanding                 12,295         12,173
  Capital in excess of par value                          9,559,771      9,477,405
  Accumulated deficit                                       (83,180)      (341,673)
  Accumulated other comprehensive income,
   net of tax                                               (53,214)        (2,683)
                                                       ------------   ------------
                                                          9,435,672      9,145,222
  Treasury stock, at cost                                    (7,224)          --
                                                       ------------   ------------
       Total stockholders' equity                         9,428,448      9,145,222
                                                       ------------   ------------

       Total liabilities and stockholders' equity      $118,462,666   $107,213,218
                                                       ------------   ------------
                                                       ------------   ------------

               The accompanying notes are an integral part of
                  these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Month Periods Ended     Nine Month Periods Ended
                                                                  September 30,                 September 30,
                                                            -------------------------     ------------------------
                                                               1998           1997           1998           1997
                                                            ----------     ----------     ----------     ----------
Interest income:
   Loans receivable                                         $1,602,574     $1,167,873     $4,431,960     $3,285,662
   U.S. government agency securities                            13,004         25,951         52,542         75,051
   Mortgage-backed securities                                  328,467        567,616      1,169,927      1,870,984
   Other interest income                                        81,313         62,871        253,047        193,203
                                                            ----------     ----------     ----------     ----------
      Total interest income                                  2,025,358      1,824,311      5,907,476      5,424,900
                                                            ----------     ----------     ----------     ----------
Interest expense:
   Deposits                                                  1,083,457      1,035,806      3,149,313      3,109,911
   FHLB borrowings                                              78,963            193        183,678         13,007
                                                            ----------     ----------     ----------     ----------
      Total interest expense                                 1,162,420      1,035,999      3,332,991      3,122,918
                                                            ----------     ----------     ----------     ----------
Net interest income before provision for loan losses           862,938        788,312      2,574,485      2,301,982
Provision for loan losses charged                               20,517         25,881         74,820         93,320
                                                            ----------     ----------     ----------     ----------
      Net interest income after provision for loan losses      842,421        762,431      2,499,665      2,208,662
                                                            ----------     ----------     ----------     ----------
Noninterest income:
   Loan servicing and other fees                                62,697         85,473        208,684        257,129
   Net realized gains on sales of available-for-sale
      securities                                                  --             --             --           20,637
   Net realized gains on sales of loans                         55,837         47,775        176,332        109,491
   Real estate operations, net                                  15,569           --           12,182           --
   Other income                                                104,738         94,271        283,672        278,905
                                                            ----------     ----------     ----------     ----------
      Total other income                                       238,841        227,519        680,870        666,162
                                                            ----------     ----------     ----------     ----------
Noninterest expenses:
   Salaries and employee benefits                              487,067        440,339      1,473,306      1,281,373
   Occupancy expense                                           132,572         99,031        371,166        298,089
   Deposit insurance premium                                    31,055         65,261         92,006        194,470
   Advertising                                                  15,224         14,567         40,730         39,388
   Real estate operations, net                                    --              663           --              303
   Professional fees                                            39,498         29,275        123,471         (2,739)
   Other expense                                               218,720        250,272        722,249        726,882
                                                            ----------     ----------     ----------     ----------
      Total other expenses                                     924,136        899,408      2,822,928      2,537,766
                                                            ----------     ----------     ----------     ----------
Income before income taxes                                     157,126         90,542        357,607        337,058

Income tax expense (benefit)                                    45,932     (1,228,000)        99,114     (1,228,000)
                                                            ----------     ----------     ----------     ----------
Net income                                                    $111,194     $1,318,542       $258,493     $1,565,058
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------
Earnings per common share                                         $.09          $1.08           $.21          $1.40
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------
Earnings per common share-assuming dilution                       $.09          $1.07           $.20          $1.40
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                           Common Stock
                                  --------------------------------     Capital In Excess Of
                                  Number Of Shares         Amount           Par Value        Accumulated Deficit
                                  ----------------         ------      --------------------  -------------------
Balance at December 31, 1997         1,217,336             $12,173          $9,477,405           $(341,673)

Net income                                --                  --                  --               258,493

Common stock rights issued in lieu
 of directors cash compensation           --                  --                14,500                --

Stock options exercised                 12,200                 122              67,866

Acquisition of treasury stock             --                  --                  --                  --

Other comprehensive income                --                  --                  --                  --
                                  ----------------         ------      --------------------  -------------------
Balance at September 30, 1998        1,229,536             $12,295          $9,559,771            $(83,180)
                                  ----------------         ------      --------------------  -------------------
                                  ----------------         ------      --------------------  -------------------

                                   Accumulated Other           Treasury Stock
                                     Comprehensive     ------------------------------
                                  Income, Net of Tax   Number Of Shares        Amount             Total
                                  ------------------   ----------------        ------           ----------
Balance at December 31, 1997           $(2,683)               --                 $--            $9,145,222

Net income                                --                  --                  --               258,493

Common stock rights issued in lieu
 of directors cash compensation           --                  --                  --                14,500

Stock options exercised                   --                  --                  --                67,988

Acquisition of treasury stock             --                 1,376              (7,224)             (7,224)

Other comprehensive income             (50,531)               --                  --               (50,531)
                                  ------------------   ----------------        ------           ----------
Balance at September 30, 1998         $(53,214)              1,376             $(7,224)         $9,428,448
                                  ------------------   ----------------        ------           ----------
                                  ------------------   ----------------        ------           ----------

  The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Nine Month Periods Ended
                                                                       September 30,
                                                               ---------------------------
                                                                   1998            1997
                                                               ------------    -----------
Cash flows from operating activities:
  Net income                                                   $    258,493    $ 1,565,058
  Adjustments to reconcile net income to cash provided
   (used) by operating activities:
      Depreciation                                                  179,680        105,817
      Deferred income taxes                                          73,083     (1,228,000)
      Provision for loan losses charged                              74,820         93,320
      Amortization of premiums on investment securities             135,732        256,746
      Amortization of organizational costs                           31,408         27,814
      Gain on sale of available-for-sale securities                      --        (20,637)
      Gain on sale of loans held-for-sale                           (12,182)      (109,491)
      Proceeds from sales of loans held-for-sale                 10,683,926      6,575,665
      Originations of loans held-for-sale                       (11,692,125)    (6,531,543)
      Common stock rights issued in lieu of directors
        compensation                                                 14,500             --
      Gain on foreclosed real estate                                (14,575)          (813)
      Gain on disposition of assets                                  (8,019)            --
      Net (increase) decrease in accrued interest receivable
        and other assets                                           (247,966)       265,981
      Increase (decrease) in accrued expense and other
        liabilities                                                 (57,341)        22,814
                                                               ------------    -----------
        Net cash provided by (used in) operating activities        (580,566)     1,022,731
                                                               ------------    -----------

Cash flows from investing activities:
  Proceeds from maturities and principal repayments of
   available-for-sale securities                                  2,580,403      2,350,283
  Proceeds from maturities and principal repayments of
   held-to-maturity securities                                    9,447,540      7,086,282
  Proceeds from sales of available-for-sale-securities                   --      5,376,284
  Net (increase) decrease in sale of FHLB stock                     888,300        (70,400)
  Net increase in certificates of deposit                          (955,000)      (714,430)
  Net increase in loans                                         (23,123,709)    (8,632,680)
  Proceeds from sales of foreclosed real estate                      66,000         19,600
  Purchases of premises and equipment                              (307,532)       (14,950)
                                                               ------------    -----------
        Net cash provided by (used in) investing activities     (11,403,998)     5,399,989
                                                               ------------    -----------

Cash flows from financing activities:
  Net increase (decrease) in deposits                             4,850,103     (2,604,651)
  Net change in other borrowed funds                              5,750,000     (3,000,000)
  Net increase in advance payments by borrowers for taxes
   and insurance                                                    371,719        319,911
  Organizational costs incurred                                          --        (31,907)
  Rights offering costs incurred                                         --       (160,919)
  Purchase of treasury stock                                         (7,224)
  Proceeds from issuance of common stock                             67,988      2,422,610
                                                               ------------    -----------
        Net cash provided by (used in) financing activities      11,032,586     (3,054,956)
                                                               ------------    -----------

Increase (decrease) in cash and cash equivalents                   (951,978)     3,367,764
Cash and cash equivalents at January 1                            6,814,126      2,199,227
                                                               ------------    -----------

Cash and cash equivalents at September 30                      $  5,862,148    $ 5,566,991
                                                               ------------    -----------
                                                               ------------    -----------

                                  (Continued)

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                                 Nine Month Periods Ended
                                                                       September 30,
                                                               ---------------------------
                                                                   1998            1997
                                                               ------------    -----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                   $  3,370,358    $ 3,134,589
    Income taxes                                                         --             --
  Supplemental disclosure of non-cash investing and
   financing activities
    Loans to facilitate the sale of real estate owned                61,500             --










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

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NOTE 2  SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value follows:

                                          Amortized            Gross unrealized          Fair
                                            Cost             Gains          Losses       Value
                                         -----------        -------        --------    -----------
AVAILABLE-FOR-SALE SECURITIES:

  September 30, 1998:
    Mortgage-backed securities:
      GNMA adjustable rate               $12,400,097        $10,822        $ 91,449   $12,319,470
                                         -----------        -------        --------   -----------
                                         $12,400,097        $10,822        $ 91,449   $12,319,470
                                         -----------        -------        --------   -----------
                                         -----------        -------        --------   -----------

  December 31, 1997:
    Mortgage-backed securities:
      GNMA adjustable rate               $15,036,150        $69,199        $ 73,264   $15,032,085
                                         -----------        -------        --------   -----------
                                         $15,036,150        $69,199        $ 73,264   $15,032,085
                                         -----------        -------        --------   -----------
                                         -----------        -------        --------   -----------


                                          Amortized            Gross unrealized          Fair
                                            Cost             Gains          Losses       Value
                                         -----------        -------        --------   -----------

HELD-TO-MATURITY SECURITIES:

  September 30, 1998:
    Mortgage-backed securities:
      FNMA participation certificates    $ 3,230,893        $20,031        $     --   $ 3,250,924
      FHLMC participation certificates     4,817,441         41,653           1,752     4,857,342
      FHLMC adjustable rate                1,397,474             --           8,859     1,388,615
                                         -----------        -------        --------   -----------
                                         $ 9,445,808        $61,684        $ 10,611   $ 9,496,881
                                         -----------        -------        --------   -----------
                                         -----------        -------        --------   -----------
  December 31, 1997:
    Mortgage-backed securities:
      FNMA participation certificates    $ 4,362,078        $    --        $ 55,795   $ 4,306,283
      FHLMC participation certificates    12,942,259          6,127          66,551    12,881,835
      FHLMC adjustable rate                1,643,062             --          28,099     1,614,963
                                         -----------        -------        --------   -----------
                                         $18,947,399        $ 6,127        $150,445   $18,803,081
                                         -----------        -------        --------   -----------
                                         -----------        -------        --------   -----------

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3   LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follows:

                                      Gross unrealized
                                      -----------------
                     Amortized cost    Gains     Losses     Fair value
                     --------------   -------    ------     ----------
September 30, 1998     $1,318,254     $26,882    $ --       $1,345,136
December 31, 1997         297,873       6,277      --          304,150


NOTE 4   LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

                                                 September 30,  December 31,
                                                     1998           1997
                                                 -------------  -------------
First mortgage loans:
   Conventional                                  $61,445,918    $41,730,469
   FHA insured and VA guaranteed                   5,690,583      4,531,977
Consumer and installment loans                    12,560,392     11,377,032
Construction loans                                 1,577,961        889,400
Other                                              1,795,389      1,167,782
                                                 -----------    -----------
                                                  83,070,243     59,696,660

Less:
   Loans in process                                  929,082        535,054
   Unearned discounts, deferred loan fees,
    and other                                        435,788        461,765
   Allowance for loan losses                         483,990        527,347
                                                 -----------    -----------
                                                 $81,221,383    $58,172,494
                                                 -----------    -----------
                                                 -----------    -----------

An analysis of the changes in allowance for loan losses follows:

                                               Nine Months Ended       Year Ended
                                              September 30, 1998    December 31, 1997
                                              ------------------    -----------------
Balance at beginning of year                       $ 527,347           $ 429,241

Loans charged-off                                   (134,440)            (61,597)
Recoveries                                            16,263              41,786
                                                   ---------           ---------
   Net loans charged-off                            (118,177)            (19,811)
Provision for loan losses charged to operations       74,820             117,917
                                                   ---------           ---------
Balance at end of period                           $ 483,990           $ 527,347
                                                   ---------           ---------
                                                   ---------           ---------

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4    LOANS RECEIVABLE (CONTINUED)

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

                                      Nine Months Ended        Year Ended
                                      September 30, 1998    December 31, 1997
                                      ------------------    -----------------
Balance at beginning of year            $  984,434             $ 315,605
Loans originated                           981,000               904,375
Loan principal payments and other
 reductions                               (159,013)             (235,546)
                                        ----------             ---------

Balance at end of period                $1,806,421             $ 984,434
                                        ----------             ---------
                                        ----------             ---------

NOTE 5   NON-PERFORMING ASSETS

The composition of the Bank's portfolio of non-performing assets is shown in the following table:

                                     September 30, 1998    December 31, 1997
                                     ------------------    -----------------
Non-accruing loans*                       $291,515             $ 6,935
Past due 90 days or more and still
 accruing                                     --                  --
Other real estate                          111,402              76,091
                                          --------             -------

Total non-performing assets               $402,917             $83,026
                                          --------             -------
                                          --------             -------
Ratio of non-performing assets to
 total assets                                 0.34%               0.08%
                                          --------             -------
                                          --------             -------

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

                                 Three Months Ended             Nine Months Ended
                                    September 30,                 September 30,
                               ------------------------      ------------------------
                                  1998           1997          1998            1997
                               ---------      ---------      ---------      ---------
Weighted average common
   shares - Basic              1,222,272      1,216,938      1,218,999      1,115,816

Plus effect of dilutive
 securities:
   Stock Options                  57,919         17,795         72,252          5,726
   Common Stock Rights             2,767            955          2,236            384
                               ---------      ---------      ---------      ---------
Weighted average common
 shares - Assuming Dilution    1,282,958      1,235,688      1,293,487      1,121,926
                               ---------      ---------      ---------      ---------
                               ---------      ---------      ---------      ---------


NOTE 7    COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's unrealized gains and losses on its available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the three months ended September 30, 1998 and 1997, total comprehensive income, which was comprised of net income and changes in unrealized gains and losses on available-for-sale securities, amounted to approximately $95,819 and $1,334,190, respectively. During the nine months ended September 30, 1998 and 1997, total comprehensive income amounted to approximately $207,962 and $1,785,860, respectively.

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

FINANCIAL CONDITION

Total assets for the Company increased by $11,249,448 or 10.49%, from December 31, 1997 to September 30, 1998. The increase in assets was due to an increase of approximately $23 million in loans receivable which was partially offset and funded by a decrease of approximately $10 million in securities held-to-maturity and $3 million in securities available-for-sale. The increase in loans receivable was due to a high level of one-to-four family mortgage loans originations during 1998, following a pattern established early in the year. The reduction in the securities portfolios resulted from normal maturities and principal repayments.

Total liabilities increased by $10,966,222 or 11.18%, from December 31, 1997 to September 30, 1998. An increase in FHLB advances of $5.75 million and approximately $5 million in deposits were the primary cause of the increase in total liabilities during the first nine-months of 1998. These funds were used to support the aforementioned asset growth.

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

Under Federal Deposit Insurance Corporation Improvement Act ("FDICIA") to be deemed "well capitalized" the minimum ratios the Bank must have are: (1) Tier 1 or core capital of 5% of adjusted total assets, (2) Tier 1 risk-based capital of 6% of risk-weighed assets, and (3) total risk-based capital of 10% of risk weighted assets.

The following table is a reconciliation of the Bank's capital for regulatory purposes at September 30, 1998 as reported to the OTS.

                                                             Tier 1-          Tier 1-          Total
                                                              Core          Risk-based      Risk-based
                                                             Capital          Capital         Capital
                                                          ------------      ----------      ----------
Total regulatory assets                                   $118,180,441
Net realized depreciation on available-for-
  sale securities, net                                          53,214
Less intangible assets disallowed for
  regulatory purposes                                         (570,887)
                                                          ------------
Adjusted regulatory total assets                          $117,662,768
                                                          ------------
                                                          ------------
Risk-based assets                                                           $66,501,000      $66,501,000
                                                                            -----------      -----------
                                                                            -----------      -----------
Stockholders' equity                                      $  9,191,587      $ 9,191,587      $ 9,191,587
Net realized depreciation on available-for-
  sale securities, net                                          53,214           53,214           53,214
General valuation allowance                                         --               --          483,990
Less intangible assets disallowed for
  regulatory purposes                                         (570,887)        (570,887)        (570,887)
                                                          ------------      -----------      -----------
Regulatory capital                                           8,673,914        8,673,914        9,157,904
  Regulatory capital required to be "well
    capitalized"                                             5,883,138        3,990,060        6,650,100
                                                          ------------      -----------      -----------

Excess regulatory capital                                 $  2,790,776      $ 4,683,854       $2,507,804
                                                          ------------      -----------      -----------
                                                          ------------      -----------      -----------

Bank's capital to adjusted regulatory assets                     7.37%
                                                          ------------
                                                          ------------
Bank's capital to risk-based assets                                               13.04%           13.77%
                                                                            -----------      -----------
                                                                            -----------      -----------

LIQUIDITY

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan

Bank ("FHLB") which provides a source of borrowings to the Bank for asset and asset/liability matching. As of September 30, 1998, the Bank had $5.75 million in FHLB borrowings.


RESULTS OF OPERATIONS

THREE-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

Net income for the three months ended September 30, 1998 was $111,194 compared to $1,318,542 for the three months ended September 30, 1997.

Net interest income before provision for loan losses increased by approximately $75,000 to $863,000 for the three-month period ended September 30, 1998 compared to $788,000 for the same period in 1997. The increase in net interest income before provision for loan losses was primarily caused by an increase in loans receivable which generated a higher rate of return than that of the investment securities portfolios. The reduction in such lower yielding investment securities portfolios were used to fund loan growth. The increase in interest income was partially offset by additional interest expense that resulted from increases in deposits as well as FHLB borrowings. Interest income for the quarter ended September 30, 1998 increased by $201,000 compared to an increase of $126,000 for interest expense. During the third quarter of 1998 the provision for loan losses decreased to $21,000 compared to $26,000 in the third quarter of 1997.

During the three-months ended September 30, 1998 noninterest income increased by $11,000 to $239,000 compared to $228,000 in 1997. The increase was due primarily to an increase in real estate operations income of $16,000 in the third quarter of 1998, compared to a net expense in 1997 and, to a lesser extent, due to increased fees on deposit accounts. These increases were partially offset by additional amortization of mortgage servicing rights.

Noninterest expense increased to $924,000 for the quarter ended September 30, 1998 as compared to $899,000 for the same quarter in 1997. The $25,000 increase in noninterest expense was due to increases in employee compensation of $47,000. In addition, occupancy expense increased $34,000 due to additional depreciation related to recently acquired equipment. The aforementioned increases were partially offset by a decrease in deposit insurance premiums of $34,000 and other expenses of $32,000.

The income tax expense for the third quarter of 1998 was $46,000 compared to a tax benefit of $1,228,000 in the three-months ended September 30, 1997. The tax benefit was due to a revision of the Company's estimate of the future benefits of its deferred tax asset, particularly the net operating loss carryforwards during the third quarter of 1997.


NINE-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

Net income for the nine-month period ended September 30, 1998 was $258,493 compared to $1,565,058 for the same period in 1997.

Net interest income before provision for loan losses increased by approximately $272,000 or 12% to $2,574,000 for the nine-month period ended September 30, 1998 compared to $2,302,000 for the prior year. The increase in net interest income before provision for loan losses was primarily caused by an increase in loans receivable which generated a higher rate of return than that of the investment securities portfolios. The reduction in such lower yielding investment securities portfolios were used to fund loan growth. The increase in interest income was partially offset by additional interest expense that resulted from increases in deposits as well as FHLB borrowings. Interest income for the first nine-months of 1998 increased by $483,000 compared to an increase of $210,000 for interest expense. During the first nine-months of 1998 the provision for loan losses decreased by $18,000 to $75,000 as compared to the first nine-months of 1997.

Noninterest income increased by $15,000 to $681,000 in the nine-months ended September 30, 1998 compared to $666,000 in 1997. The increase was due to a $67,000 increase in net realized gains on sales of loans and decrease of $48,000 in loan servicing. The decrease in loan servicing income was due to additional amortization of mortgage servicing rights.

Noninterest expense increased to $2,823,000 for the nine-months ended September 30, 1998 as compared to $2,538,000 for the first nine-months of 1997. The increase was primarily due to an increase in employee compensation of $192,000. In addition, professional fees increased $126,000 due to a credit in 1997 from a lawsuit. The aforementioned increases in noninterest expense were partially offset by a decrease in deposit insurance premiums of $103,000.

The income tax expense for the nine-months ended September 30, 1998 was $258,000 compared to tax benefit of $1,228,000 in 1997 (see discussion in the three-month comparative analysis in the results of operations of this Form 10-QSB.)


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

                                   ACCESS ANYTIME BANCORP, INC.


   Date:  October 27, 1998         /s/ Norman R. Corzine
                                   -----------------------------------------
                                   Norman R. Corzine, Chairman of the Board,
                                   Chief Executive Officer
                                   (DULY AUTHORIZED REPRESENTATIVE)


   Date:  October 27, 1998         /s/ Ken Huey, Jr.
                                   -----------------------------------------
                                   Ken Huey, Jr., President, Chief Financial
                                   Officer and Director
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                                   (DULY AUTHORIZED REPRESENTATIVE)