Form 10KSB
period 1998-12-31
ACCESS ANYTIME BANCORP INC
filed 1999-03-12
CIK 1024015

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                              Yes /X/        No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   / /

     The issuer's revenues for the year ended December 31, 1998, were $9,788,325.

     The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq Small-Cap Market as of March 9, 1999 was approximately $8,340,158. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

     As of March 9, 1999, the issuer had outstanding 1,235,579 shares of Common Stock, par value $0.01 per share, its only class of Common Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated by reference into Part III of this Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer's 1999 Annual Meeting of Stockholders.

     Transitional Small Business Disclosure Format (check one): Yes / /  No /X/
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                        PART I

Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . . .    4
         Overview. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4
         Lending Activities. . . . . . . . . . . . . . . . . . . . . . . .    4
           General . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4
           Loan Portfolio Composition. . . . . . . . . . . . . . . . . . .    6
           One-to-Four Family Residential Mortgage Lending . . . . . . . .    8
           Multi-Family and Commercial Real Estate Lending . . . . . . . .    9
           Commercial Business Lending . . . . . . . . . . . . . . . . . .   10
           Construction Lending. . . . . . . . . . . . . . . . . . . . . .   10
           Consumer Lending. . . . . . . . . . . . . . . . . . . . . . . .   10
           Loan Servicing. . . . . . . . . . . . . . . . . . . . . . . . .   11
         Originations, Purchases and Sales of Loans. . . . . . . . . . . .   11
         Asset Quality . . . . . . . . . . . . . . . . . . . . . . . . . .   12
           Delinquent Loans. . . . . . . . . . . . . . . . . . . . . . . .   12
           Non-Performing Assets . . . . . . . . . . . . . . . . . . . . .   13
           Criticized Assets . . . . . . . . . . . . . . . . . . . . . . .   14
           Allowance for Loan Losses . . . . . . . . . . . . . . . . . . .   14
         Investment Activities . . . . . . . . . . . . . . . . . . . . . .   16
           General . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
           Other Investments . . . . . . . . . . . . . . . . . . . . . . .   18
         Sources of Funds. . . . . . . . . . . . . . . . . . . . . . . . .   18
           The Company . . . . . . . . . . . . . . . . . . . . . . . . . .   18
           The Bank. . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
           Borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .   22
         Subsidiary of the Bank. . . . . . . . . . . . . . . . . . . . . .   22
         Regulation. . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
           General . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
           Regulation of the Company . . . . . . . . . . . . . . . . . . .   23
           Federal Securities Law. . . . . . . . . . . . . . . . . . . . .   24
           Insurance of Accounts and Regulations by the FDIC . . . . . . .   24
           Regulatory Capital Requirements . . . . . . . . . . . . . . . .   25
           Limitations on Dividends and Other Capital Distributions. . . .   27
           Liquidity . . . . . . . . . . . . . . . . . . . . . . . . . . .   27
           Accounting. . . . . . . . . . . . . . . . . . . . . . . . . . .   27
           Qualified Thrift Lender Test. . . . . . . . . . . . . . . . . .   27
           Community Reinvestment Act. . . . . . . . . . . . . . . . . . .   28
           Transactions with Affiliates. . . . . . . . . . . . . . . . . .   28
           Federal Home Loan Bank System . . . . . . . . . . . . . . . . .   28
           Regulatory Environment for 1999 . . . . . . . . . . . . . . . .   29
         Federal and State Taxation. . . . . . . . . . . . . . . . . . . .   30
           Federal Taxation. . . . . . . . . . . . . . . . . . . . . . . .   30
           State Taxation. . . . . . . . . . . . . . . . . . . . . . . . .   32
         New Accounting Standards. . . . . . . . . . . . . . . . . . . . .   32
         Competition . . . . . . . . . . . . . . . . . . . . . . . . . . .   32
         Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33

                                     (Continued)



                                  TABLE OF CONTENTS
                                     (CONTINUED)

                                                                           Page
                                                                           ----
Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . . .   33

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   33

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .   33

                                       PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . .   34

Item 6.  Management's Discussion and Analysis or Plan of Operation . . . .   35
           Selected Consolidated Financial Highlights. . . . . . . . . . .   35
           General . . . . . . . . . . . . . . . . . . . . . . . . . . . .   37
           Regulatory Matters. . . . . . . . . . . . . . . . . . . . . . .   38
           Results of Operations . . . . . . . . . . . . . . . . . . . . .   39
             Comparison of Years Ended December 31, 1998 and 1997. . . . .   41
             Comparison of Years Ended December 31, 1997 and 1996. . . . .   41
           Asset/Liability Management and Interest Rate Sensitivity. . . .   42
           Liquidity and Capital Resources . . . . . . . . . . . . . . . .   45
           Asset Quality . . . . . . . . . . . . . . . . . . . . . . . . .   46
             Allowance for Loan Losses . . . . . . . . . . . . . . . . . .   46
             Non-Performing Assets . . . . . . . . . . . . . . . . . . . .   48
             Investment Securities . . . . . . . . . . . . . . . . . . . .   48
           Off-Balance Sheet Financial Instruments . . . . . . . . . . . .   48
           Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . .   49
           Impact of Inflation and Changing Prices . . . . . . . . . . . .   49
           Impact of New Accounting Standards. . . . . . . . . . . . . . .   49
           Impact of Year 2000 . . . . . . . . . . . . . . . . . . . . . .   51
           Forward-Looking Information . . . . . . . . . . . . . . . . . .   53

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . .   54

Item 8.  Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosures . . . . . . . . . . . . . . . . . . . .   54

                                       PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act . . . . . . . .   54

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . . .   54

Item 11. Security Ownership of Certain Beneficial Owners and Management. .   54

Item 12. Certain Relationships and Related Transactions. . . . . . . . . .   54

Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .   55

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   57

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

     The Bank is the second largest financial institution headquartered in Clovis, New Mexico, with approximately $122 million in assets. The Bank conducts full service banking operations through three offices located in Clovis and Portales, New Mexico and through a loan production office in Rio Rancho, New Mexico, near Albuquerque. The Company's executive offices are located at 801 Pile Street, Clovis, New Mexico. The telephone number at that address is (505) 762-4417. In general, the Bank has a normal lending territory, as defined by federal regulations, that includes all areas within the State of New Mexico, Arizona, and a 100 mile radius from the Company's main office in Clovis, New Mexico, which extends into the State of Texas. The primary service area's economic base is derived from Cannon Air Force Base, a regional switching headquarters for the Burlington Northern Santa Fe Railroad, Eastern New Mexico University, and farming and ranching.

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

     The Bank, since 1991, has engaged in the business of attracting deposits from the general public, making loans secured by first liens on single-family homes (primarily for sale into the secondary market), consumer and commercial loans, and investing in mortgage related securities. The principal sources of funds for the Bank's lending and investing activities include the sale of loans, principal payments and prepayments on loans and mortgage related securities, and deposits. The Bank's primary sources of income are income on loans and securities, loan servicing fees, income from deposit account service charges, and gains on the sale of loans and loan servicing. Its principal expenses are interest paid on deposits and borrowings and general operating expenses. The earnings of the Bank depend primarily on the differences between its income from lending and investment activities and the interest cost of its deposits and borrowings.

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

     The Bank's balanced focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences, and consumer and commercial loans. The Bank also originates residential construction, commercial real estate and consumer loans in its market area. Most residential mortgage loans originated by the Bank are in conformity with FHLMC, FNMA and GNMA loan underwriting standards so that they may be sold in the secondary market. Mortgage loans made by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from 15 to 30 years. The Bank's experience indicates, however, that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, subject to any prepayment penalty provisions, if included in the note. Most mortgage loans are underwritten and approved by the Bank's loan committee.

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

     It is the policy of the Bank to obtain a title insurance policy insuring that it has a valid lien on all property securing real estate loans. Hazard insurance or homeowner's policies must be obtained by the borrower prior to closing. If required by federal rules and regulations, flood insurance policies are obtained. Upon closing, most borrowers are required to advance funds for the establishment of a mortgage escrow account. Thereafter, the borrower makes contributions to this account along with monthly principal and interest payments. Disbursements are made from this account for items such as real estate taxes, hazard insurance premiums, and private mortgage insurance premiums.

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

     The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is limited generally to the greater of 15% of unimpaired capital and surplus or $500,000. At December 31, 1998, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $1,543,000. The Bank had no loans in excess of $1,543,000 at December 31, 1998.

     LOAN PORTFOLIO COMPOSITION. The following table shows the composition of the Bank's loan portfolio in dollar amounts and in percentages as of dates indicated.

                                                                             December 31
                                         -------------------------------------------------------------------------------------
                                                    1998                         1997                         1996
                                         ---------------------------  ---------------------------  ---------------------------
                                            Amount        Percent        Amount        Percent        Amount        Percent
                                         -------------  ------------  -------------  ------------  -------------  ------------
                                                                            (In Thousands)
Real estate loans (a):
   Residential mortgage loans:
     One-to-four family.............     $    63,491       69.72 %    $    37,875       63.45 %    $    26,921       56.76 %
     Multi-family...................             918        1.01              942        1.58              961        2.03
     Other dwelling units...........             539         .59              762        1.28            1,060        2.23
   Commercial.......................          12,555       13.79            8,741       14.64            9,260       19.52
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total real estate loans......          77,503       85.11           48,320       80.95           38,202       80.54
                                         -------------  ------------  -------------  ------------  -------------  ------------

Other loans:
   Savings accounts.................             596         .65              627        1.05              867        1.83
   Other consumer items (b).........          12,964       14.24           10,750       18.00            8,360       17.63
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total other loans............          13,560       14.89           11,377       19.05            9,227       19.46
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total loans..................          91,063      100.00 %         59,697      100.00 %         47,429      100.00 %
                                                        ------------                 ------------                 ------------
                                                        ------------                 ------------                 ------------

Less:
   Loans in process.................             947                          535                        1,077
   Discounts,  deferred  loan fees
      and other...................               706                          463                          327
   Allowance for loan losses........             601                          527                          429
                                         -------------                -------------                -------------

       Total loans receivable, net..     $    88,809                  $    58,172                  $    45,596
                                         -------------                -------------                -------------
                                         -------------                -------------                -------------

(a) Includes construction loans to be converted to permanent loans and refinanced loans.
(b) Includes, among other things, automobile, credit card and home improvement loans.

     The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate categories at the dates indicated.

                                                                             December 31
                                         -------------------------------------------------------------------------------------
                                                    1998                         1997                         1996
                                         ---------------------------  ---------------------------  ---------------------------
                                            Amount        Percent        Amount        Percent        Amount        Percent
                                         -------------  ------------  -------------  ------------  -------------  ------------
                                                                            (In Thousands)
Fixed-rate loans:
Real estate (a):
   Residential mortgage loans:
     One-to-four family.............     $    53,549       58.81%     $    27,835       46.63%     $    15,345       32.35 %
     Multi-family...................             632        0.69              626        1.05              573        1.21
     Other dwelling units...........             125        0.14              317        0.53              321        0.68
   Commercial.......................          10,941       12.01            5,669        9.50            4,518        9.52
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total real estate loans......          65,247       71.65           34,447       57.71           20,757       43.76
                                         -------------  ------------  -------------  ------------  -------------  ------------

Other :
   Savings accounts.................             596        0.65              627        1.05              867        1.83
   Consumer (b).....................          12,371       13.59           10,681       17.89            8,038       16.95
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total other loans............          12,967       14.24           11,308       18.94            8,905       18.78
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total fixed-rate loans.......          78,214       85.89           45,755       76.65           29,662       62.54
                                         -------------  ------------  -------------  ------------  -------------  ------------

Adjustable-rate loans:
Real estate (a):
   Residential mortgage loans:
     One-to-four family.............           9,942       10.93           10,040       16.82           11,576       24.40
     Multi-family...................             286        0.31              316        0.53              388        0.82
     Other dwelling units...........             414        0.45              445        0.75              739        1.56
   Commercial.......................           1,614        1.77            3,072        5.14            4,742       10.00
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total real estate loans......          12,256       13.46           13,873       23.24           17,445       36.78

Consumer (b)........................             593        0.65               69        0.11              322        0.68
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total adjustable-rate loans..          12,849       14.11           13,942       23.35           17,767       37.46
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total loans receivable.......          91,063      100.00 %         59,697      100.00 %         47,429      100.00 %
                                                        ------------                 ------------                 ------------
                                                        ------------                 ------------                 ------------

Less:
   Loans in process.................             947                          535                        1,077
   Discounts,  deferred  loan fees
      and other...................               706                          463                          327
   Allowance for loan losses........             601                          527                          429
                                         -------------                -------------                -------------

       Total loans receivable, net..     $    88,809                  $    58,172                  $    45,596
                                         -------------                -------------                -------------
                                         -------------                -------------                -------------

(a) Includes construction loans to be converted to permanent loans and refinanced loans.
(b) Includes, among other things, automobile, credit card and home improvement loans.

     The following table outlines the specific loan types with contractual maturity dates as of December 31, 1998. Loans which have adjustable or renegotiable rates are shown as maturing during the period when the contract is due. This schedule does not reflect the effects of possible principal prepayments by the borrower.

                                  Real Estate                                 Non-Real Estate
                  --------------------------------------------  --------------------------------------------
                       Mortgages             Construction             Consumer         Commercial Business           Total
                  ---------------------  ---------------------  ---------------------  ---------------------  ---------------------
                              Weighted               Weighted               Weighted               Weighted               Weighted
                              average                average                average                average                average
                   Amount       rate      Amount      rate       Amount       rate      Amount       rate      Amount       rate
                  ----------  ---------  ---------- ----------  ----------  ---------  ----------  ---------  ----------  ---------
                                                                   (In Thousands)
Within one year   $   2,909      8.83%   $   1,330     9.05%    $   1,150      9.53%   $     476      8.96%   $   5,865      9.03%
More than one
   year
   through two
   years                334      8.74           --      --            914     10.03          491      8.32        1,739      9.30
More than two
   years
   through
   three years          814      8.94           --      --          2,790      9.54          266      8.88        3,870      9.37
More than
   three years
   through
   five years         3,339      8.99           --      --          5,542      9.42          300      9.67        9,181      9.28
More than five
   years
   through ten
   years              5,609      8.50           --      --          1,210      9.08          423      9.03        7,242      8.63
More than ten
   years
   through
   fifteen
   years             42,916      7.12           --      --             --       --            --       --        42,916      7.12
More than
   fifteen
   years             20,250      7.50           --      --             --       --            --       --        20,250      7.50
                  ----------  ---------  ---------- ----------  ----------  ---------  ----------  ---------  ----------  ---------

Total loans
   receivable     $  76,171      7.50%   $   1,330     9.05%    $  11,606      9.47%   $   1,956      8.92%   $  91,063      7.81%
                  ----------  ---------  ---------- ----------  ----------  ---------  ----------  ---------  ----------  ---------
                  ----------  ---------  ---------- ----------  ----------  ---------  ----------  ---------  ----------  ---------


     As of December 31, 1998, the total amount of loans with maturities longer than one year which had fixed interest rates was approximately $79 million and with floating or adjustable interest rates was approximately $12 million.

     ONE-TO-FOUR FAMILY RESIDENTIAL MORTGAGE LENDING. The primary lending activity of the Bank has been the granting of conventional loans to enable borrowers to purchase new or existing homes or refinance their current home.
The Bank also originates VA-guaranteed and FHA-insured loans. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from realtors and builders. The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area.

     During 1998, the Bank increased its loans receivable because of the increased volume in 15 year mortgage loan originations. Late in the last quarter of 1998, the Bank changed strategy to sell all mortgage loan originations and servicing rights for 15 and 30 year originations. Shorter term originations were put into loans held-to-maturity.

     The Bank's fixed-rate loans generally conform to secondary market standards (I.E., FHLMC, FNMA and GNMA standards) and, since 1991, have been primarily originated for sale in the secondary market. A portion of these loans has been originated pursuant to forward sales commitments. Most of the Bank's fixed-rate residential loans have contractual terms to maturity of 15 years. As a part of its asset/liability management strategy and in response to an increase in refinancing activity, the Bank also originates 15 year fixed-rate, fully amortizing loans. Since 1996, the Bank began to put these 15 year fixed-rate loans in the loan portfolio, while continuing to sell the 30 year fixed-rate loans. During the fourth quarter of 1998, the Bank continued to hold some 15 and 30 year loans, as well as loans with original maturity less than 15 years. The Bank anticipates selling newly originated 15 and 30 year loans in 1999.

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

     The Bank currently has several arrangements to originate consumer automobile loans on an indirect basis (I.E., where loan contracts are purchased from automobile retailers which have extended credit to their customers). The Bank applies the underwriting standards mentioned below in the approval process of purchasing these contracts. These loans have a fixed interest rate and maturities of 6 years or less. As of December 31, 1998, the Bank had $6,115,861 in indirect automobile contracts or 6.7% of its loan portfolio before net items.

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

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (at December 31, 1998, approximately $283,000, or 2.09% of the consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

     LOAN SERVICING. In December 1998, the Bank sold its loan servicing portfolio of approximately $100 million to a New Mexico loan servicer. On future loans, servicing will be sold to private investors. The fee for selling loans with servicing released is generally 1/4% to 1 3/4%.


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

     The Bank made no purchases or sales of pooled whole loans in 1998 and had no commitments to purchase any loans or mortgage-backed securities at December 31, 1998. At the same date, the Bank had loan origination commitments of $2,057,237 and commitments to sell residential loans of $2,912,495. The Bank expects to continue to sell most of its residential mortgage loans in order to enhance liquidity and to maintain its risk-based capital position. This has generally been the procedure since 1991.

     The following table sets forth the principal amount of the Bank's loan origination, purchase and sales activity for the periods indicated.


                                                                                             Year Ended December 31
                                                                                    ------------------------------------------
                                                                                        1998          1997           1996
                                                                                    -------------  ------------  -------------
                                                                                                 (In Thousands)
Originations by loan type
Fixed-rate:
    Construction loans.................................................             $    1,888     $    1,214    $    2,026
    Mortgage loans.....................................................                 41,518         16,446        14,581
    Consumer loans.....................................................                  9,671          7,680         7,146
    Loans refinanced...................................................                 11,214         10,624         5,628
Adjustable-rate:
    Mortgage loans.....................................................                  1,507            616           612
    Consumer loans.....................................................                  1,084              1            18
    Loans refinanced...................................................                    765             46           207
                                                                                    -------------  ------------  -------------

          Total loans originated.......................................                 67,647         36,627        30,218
                                                                                    -------------  ------------  -------------

Purchases:
    Loans purchased....................................................                     --             --            --
                                                                                    -------------  ------------  -------------

Sales and repayments:
    Sales (1)..........................................................                 13,128          8,770         8,913
    Principal repayments...............................................                 22,595         15,239        10,602
                                                                                    -------------  ------------  -------------

          Total reductions.............................................                 35,723         24,009        19,515
                                                                                    -------------  ------------  -------------

Increase (decrease) in other items, net................................                   (730)          (308)          264
                                                                                    -------------  ------------  -------------

          Net increase ................................................             $   31,194     $   12,310    $   10,967
                                                                                    -------------  ------------  -------------
                                                                                    -------------  ------------  -------------

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

     The following table sets forth the Bank's loan delinquencies by type, amount, and percentage of type at December 31, 1998.

                                                    Loans Delinquent For
                               --------------------------------------------------------------
                                                                                                  Total Loans Delinquent
                                         60-89 Days                   90 Days And Over                60 Days or More
                               ------------------------------  ------------------------------  -----------------------------
                                                    Percent                         Percent                         Percent
                                                    of loan                         of loan                         of loan
                                Number     Amount   category    Number    Amount    category    Number    Amount    category
                               ---------  --------- ---------  --------- ---------  ---------  --------  ---------  --------
                                                                      (In Thousands)
Mortgage loans:
    One-to-four family...             7   $   128     0.20%           6  $   199       0.32%         13  $   327      0.52%
    Other dwelling units.            --        --        --          --       --         --          --       --        --
    Commercial real
    estate...............            --        --        --           1      140       2.01           1      140      2.01
Consumer loans...........            28       273     2.01            1       10       0.08          29      283      2.09
                               ---------  ---------            --------- ---------             --------  ---------

Total loans..............            35   $   401     0.44%           8  $   349       0.39%         43  $   750      0.83%
                               ---------  ---------            --------- ---------             --------  ---------
                               ---------  ---------            --------- ---------             --------  ---------


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

                                                                                                   December 31
                                                                                    ------------------------------------------
                                                                                        1998          1997           1996
                                                                                    -------------  ------------  -------------
                                                                                                 (In Thousands)
Non-accrual loans (1)..................................................             $      349     $        7    $       53
Past due 90 days or more and still accruing............................                     --             --            --
Renegotiated loans (2) ................................................                     --             --         1,573
Real estate owned (3)..................................................                    166             76            86
                                                                                    -------------  ------------  -------------

Total non-performing assets............................................             $      515     $       83    $    1,712
                                                                                    -------------  ------------  -------------
                                                                                    -------------  ------------  -------------

Ratio of non-performing assets to total assets.........................                 0.42%          0.08%         1.60%
                                                                                    -------------  ------------  -------------
                                                                                    -------------  ------------  -------------

(1) Generally refers to loans that are contractually delinquent (i.e., payments were due and unpaid for more than 90 days).

(2) The Bank's largest restructured note of approximately $1,533,000 originated in 1987 for $2,000,000 as a permanent loan on a shopping center of 47,457 square feet, located on 56,943 square feet of land in Santa Fe, New Mexico. The terms of the note were modified in 1992 and an additional borrowers were added to the loan. The interest rate of 5% in 1995 increased to 6% in 1996 and escalated to 7% in 1997 with interest due monthly and principal reductions due at the end of each year. The loan was renewed in 1997 at a market rate and not considered a classified loan at December 31, 1997, and was paid off during 1998.

(3) Refers to real estate acquired by the Bank through foreclosure or voluntary deed in lieu of loan foreclosure.

     For the year ended December 31, 1998, gross interest income which would have been recorded had the non-accruing loans and renegotiated loans been current in accordance with their original terms amounted to $28,589. The amount that was included in interest income on such loans was $0 for the year ended December 31, 1998.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Criticized assets of the Bank at December 31, 1998 were as follows:

                                                             December 31, 1998
                                                           --------------------
                                                              (In Thousands)
Substandard.................................               $             882
Doubtful....................................                              --
Loss........................................                              --
                                                           --------------------

Total classified assets.....................                             882
Special mention assets......................                           1,225
                                                           --------------------

Total criticized assets.....................               $           2,107
                                                           --------------------
                                                           --------------------

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the years indicated.


                                                                                Year ended December 31
                                                       -----------------------------------------------------------------------
                                                           1998          1997            1996          1995           1994
                                                       -------------  ------------  -------------  ------------  -------------
                                                                                    (In Thousands)
Balance at beginning of year..............             $      527     $      429    $      428     $      461    $      509

Provision charged (credited)..............                    238            118            14            (15)            4

Charge-offs:
Mortgage loans:
    Single family.........................                     --             (2)           --             --           (50)
    Commercial real estate................                     --             --            --             --            --
Consumer loans............................                   (190)           (60)          (18)           (21)           (3)

Recoveries:
Mortgage loans:
    Single family.........................                     --             21             2             --            --
    Commercial real estate................                     --             --            --             --            --
Consumer loans............................                     26             21             3              3             1
                                                       -------------  ------------  -------------  ------------  -------------

Balances at end of year...................             $      601     $      527    $      429     $      428    $      461
                                                       -------------  ------------  -------------  ------------  -------------
                                                       -------------  ------------  -------------  ------------  -------------

Ratio of net charge-offs during the period
    to average loans outstanding during
    the period............................                  0.22%          0.04%         0.03%          0.05%         0.14%
                                                       -------------  ------------  -------------  ------------  -------------
                                                       -------------  ------------  -------------  ------------  -------------

Allowance for loan losses to
    non-performing loans, at the end of
    the period............................                116.62%        634.94%        25.06%         25.37%        12.29%
                                                       -------------  ------------  -------------  ------------  -------------
                                                       -------------  ------------  -------------  ------------  -------------

Allowance for loan losses to total loans,
    at end of period......................                  0.68%          0.91%         0.94%          1.25%         1.29%
                                                       -------------  ------------  -------------  ------------  -------------
                                                       -------------  ------------  -------------  ------------  -------------

INVESTMENT ACTIVITIES

     GENERAL. The Bank has maintained levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. For the month of December 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 6.13%.

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

     The Bank has a substantial portfolio of mortgage-backed securities. Historically, most of the Bank's mortgage-backed securities were long-term, fixed-rate federal agency securities. In recent years, the Bank purchased other types of mortgage-backed securities consistent with its asset/liability management and balance sheet objectives. At December 31, 1998, approximately $13 million or 67% of the Bank's mortgage-backed securities carried adjustable rates of interest. The Bank's recent policy is to reduce mortgage-backed securities balances and increase loans for yield enhancement. The Bank also has pooled fixed-rate loans in its existing loan portfolio to create mortgage-backed securities.

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

     The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.

                                                                             December 31
                                         -------------------------------------------------------------------------------------
                                                    1998                         1997                         1996
                                         ---------------------------  ---------------------------  ---------------------------
                                           Carrying        % of         Carrying        % of         Carrying        % of
                                            value          total         value          total         value          total
                                         -------------  ------------  -------------  ------------  -------------  ------------
                                                                            (In Thousands)
Available-for-sale:
Mortgage-backed securities:
   GNMA adjustable rate.............     $    11,426      100.0%      $    15,032      100.0%      $    23,640       100.0%
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total available-for-sale.....     $    11,426      100.0%      $    15,032      100.0%      $    23,640       100.0%
                                         -------------  ------------  -------------  ------------  -------------  ------------
                                         -------------  ------------  -------------  ------------  -------------  ------------

Held-to-maturity:
Mortgage-backed securities:
   FNMA participation certificates..     $     2,861       38.0%      $     4,362       23.0%      $     5,355        18.4%
   FHLMC participation certificates.           3,356       44.6            12,942       68.3            21,896        75.2
   FHLMC adjustable rate............           1,311       17.4             1,643        8.7             1,862         6.4
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total held-to-maturity.......           7,528      100.0%           18,947      100.0%           29,113       100.0%
                                         -------------  ------------  -------------  ------------  -------------  ------------
                                                        ------------                 ------------                 ------------

FHLB stock..........................             790                        1,667                        1,572
                                         -------------                -------------                -------------


Other interest-earning assets:
   Interest-bearing deposits with banks        2,590                        1,530                          381
                                         -------------                -------------                -------------

       Total........................     $    22,334                  $    37,176                  $    54,706
                                         -------------                -------------                -------------
                                         -------------                -------------                -------------

Average remaining life excluding
   other-interest-earning assets and
   FHLB
   stock (does not include prepayment        14 years                     12 years                     14 years
   assumptions)

     The following table sets forth the composition and contractual maturities of the Bank's investment securities.

                                                                     December 31, 1998
                              -------------------------------------------------------------------------------------------------
                                                                                                         Total investment
                                                                                                            securities
                                                                                                     --------------------------
                                Within        1 to 5        5 to 10       10 to 20       Over 20      Amortized      Market
                               one year        years         years         years          years         cost          value
                              ------------  ------------  ------------  -------------  ------------  ------------  ------------
                                                                       (In Thousands)
Available-for-sale:
Mortgage-backed securities:
  GNMA adjustable rate....    $        --   $        --   $        --   $     2,948    $     8,478   $    11,488   $    11,426
                              ------------  ------------  ------------  -------------  ------------  ------------  ------------

    Total securities
      available-for-sale..    $        --   $        --   $        --   $     2,948    $     8,478   $    11,488   $    11,426
                              ------------  ------------  ------------  -------------  ------------  ------------  ------------
                              ------------  ------------  ------------  -------------  ------------  ------------  ------------

Weighted average yield....             --%           --%           --%        6.19%          6.48%         6.41%
                              ------------  ------------  ------------  -------------  ------------  ------------
                              ------------  ------------  ------------  -------------  ------------  ------------

                                                                     December 31, 1998
                              -------------------------------------------------------------------------------------------------
                                                                                                         Total investment
                                                                                                            securities
                                                                                                     --------------------------
                                Within        1 to 5        5 to 10       10 to 20       Over 20      Amortized      Market
                               one year        years         years         years          years         cost          value
                              ------------  ------------  ------------  -------------  ------------  ------------  ------------
                                                                       (In Thousands)
Held-to-maturity:
Mortgage-backed securities:
  FNMA participation
   certificates...........    $       463   $     2,398   $        --   $        --    $        --   $     2,861   $     2,852
  FHLMC participation
   certificates...........            505         2,851            --            --             --         3,356         3,359
  FHLMC adjustable-rate
   certificates...........             --            --            --            --          1,311         1,311         1,297
                              ------------  ------------  ------------  -------------  ------------  ------------  ------------

    Total securities
      held-to-maturity....    $       968   $     5,249   $        --   $        --    $     1,311   $     7,528   $     7,508
                              ------------  ------------  ------------  -------------  ------------  ------------  ------------
                              ------------  ------------  ------------  -------------  ------------  ------------  ------------

Weighted average yield....          6.01%         5.63%          --  %         --  %         5.90%         5.73%
                              ------------  ------------  ------------  -------------  ------------  ------------
                              ------------  ------------  ------------  -------------  ------------  ------------

     OTHER INVESTMENTS. At December 31, 1998, the Bank's interest bearing deposits with banks was $2,590,000 or 2.13% of total assets. As of such date, the Bank also had a $790,233 investment in FHLB stock. At December 31, 1998, the Bank's investment in stock of the FHLB was deficient by approximately $44,000. It is the Bank's general policy to purchase investment securities, which are U.S. Government securities and federal agency obligations, and other issues that are rated investment grade or have credit enhancements. The Bank's investment securities portfolio at December 31, 1998 was entirely comprised of securities issued by the United States Government, or its agencies.

SOURCES OF FUNDS

     THE COMPANY. The Company's primary source of funds are dividends from the Bank, of which $98,956 were paid in 1998, borrowings from the Bank in the form of advances (none at December 31, 1998), and outside borrowings.

     At December 31, 1998 and 1997, the Company had lines of credit totaling $200,000 and $100,000 respectively, from other banks. The lines of credit bear market rates of interest and borrowings, thereunder, if any, are to be used for general Company purposes. These borrowings mature between July 16, 1999 and June 5, 2001.

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

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. To maintain proper capital ratios and improve its net interest margin, management decided in 1995 to be less aggressive in bidding for public fund deposits and the decline in deposits is partially attributed to that strategic plan as well as management's overall strategy to change the product mix offered to its customers. The policy was discontinued during 1997 as the capital ratios of the Bank improved. During 1998, the Bank increased its deposits in order to increase loans receivable.

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

     The following tables set forth the deposits in the various programs offered by the Bank at the dates indicated:

                 Balance                          Balance                           Balance                          Balance
                 at          % of      Increase   at          % of      Increase    at          % of      Increase   at
                 December    deposits  (decrease) December    deposits  (decrease)  December    deposits  (decrease) December
                 31, 1998                          31, 1997                         31, 1996                          31, 1995
                 ----------  --------  ---------- ----------- --------- ----------- ----------  --------  ---------- -----------
                                                                  (In Thousands)
Transactional
  accounts       $  11,905     11.34%  $   1,920  $   9,985     10.25%  $   1,569   $   8,416      8.57%  $     453  $   7,963
Jumbo CDs            9,321      8.87       1,025      8,296      8.52         574       7,722      7.87      (5,173)    12,895
Savings
  accounts           6,338      6.03        (589)     6,927      7.11      (1,394)      8,321      8.48        (960)     9,281
Money market
  deposit
  accounts          18,754     17.85       3,043     15,711     16.13       5,200      10,511     10.71        (903)    11,414
IRA accounts         9,541      9.08          90      9,451      9.70        (360)      9,811      9.99        (512)    10,323
Other CDs           49,186     46.83       2,144     47,042     48.29      (6,341)     53,383     54.38      (5,374)    58,757
                 ----------  --------  ---------- ----------- --------- ----------- ----------  --------  ---------- -----------

                 $ 105,045    100.00%  $   7,633  $  97,412    100.00%  $    (752)  $  98,164    100.00%  $ (12,469) $ 110,633
                 ----------  --------  ---------- ----------- --------- ----------- ----------  --------  ---------- -----------
                 ----------  --------  ---------- ----------- --------- ----------- ----------  --------  ---------- -----------

                                      December 31, 1998               December 31, 1997                December 31, 1996
                               -------------------------------- ------------------------------- --------------------------------
                               Weighted                         Weighted                        Weighted
                               average               Percentage average               Percentageaverage               Percentage
  Minimum                      interest              of total   interest              of        interest              of total
  amount         Category        rate      Balance   deposits     rate     Balance    total       rate      Balance   deposits
                                                                                      deposits
------------ ----------------- ---------- ---------- ---------- --------- ----------- --------- ---------- ---------- ----------
                                                                        (In Thousands)
$    100     Transactional
              accounts              0.00% $   4,474      4.26%     0.00%   $  3,226       3.32%     0.00%  $   1,516      1.54%
              zero-rate
     100     Transactional
              accounts              1.11      7,431      7.08      1.12       6,759       6.94      1.63       6,900      7.03
   1,000     Money market           2.81      5,837      5.55      3.05       6,030       6.19      3.06       9,647      9.83
     100     Savings accounts       2.25      6,338      6.03      2.50       6,927       7.11      2.50       8,321      8.48
   2,500     Access money
              market                4.26     12,917     12.30      4.50       9,681       9.94      4.57         864      0.88

             Certificates of
              Deposit
   1,000     30-60 day CDs          4.80      2,576      2.45      3.04          63       0.06      3.03         175      0.18
   1,000     91 day CDs             3.94        828      0.79      3.65         599       0.61      3.71       1,110      1.13
   1,000     6 month CDs            4.83     12,591     11.99      4.66      13,864      14.23      4.60      15,407     15.70
   1,000     1 year CDs             5.01     17,667     16.82      4.88      17,127      17.59      4.82      18,164     18.51
   1,000     18 month CDs           5.19      2,322      2.21      4.95       1,607       1.65      5.05       1,662      1.69
   1,000     2 year CDs             5.09      4,255      4.05      4.96       3,656       3.75      5.54       4,574      4.66
   1,000     30 month CDs           5.08      2,799      2.66      5.19       3,068       3.15      5.81       4,265      4.34
   1,000     4 year CDs             5.74      2,104      2.00      5.69       2,371       2.43      5.59       3,045      3.10
   1,000     5 year CDs             5.81      4,044      3.86      5.70       4,687       4.81      5.77       4,981      5.07
  90,000     Jumbo CDs              5.29      9,321      8.87      5.27       8,296       8.52      5.01       7,722      7.87
     100     IRA floating rate      4.81      4,024      3.82      5.05       4,217       4.33      5.05       4,733      4.82
     100     1 year IRA             5.09      2,041      1.94      5.04       2,024       2.08      5.03       1,993      2.03
     100     2 year IRA             5.45         81      0.08      5.57          94       0.10       --           --       --
     100     3 year IRA             5.30        921      0.88      5.72       1,154       1.18      5.40       1,582      1.61
     100     5 year IRA             5.91      2,474      2.36      5.87       1,962       2.01      5.85       1,503      1.53
                               ---------- ---------- ---------- --------- ----------- --------- ---------- ---------- ----------

                                    4.21% $ 105,045    100.00%     4.24%   $ 97,412     100.00%     4.31%  $  98,164    100.00%
                               ---------- ---------- ---------- --------- ----------- --------- ---------- ---------- ----------
                               ---------- ---------- ---------- --------- ----------- --------- ---------- ---------- ----------

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

                                                                                             Year Ended December 31
                                                                                    ------------------------------------------
                                                                                        1998          1997           1996
                                                                                    -------------  ------------  -------------
                                                                                                 (In Thousands)
Net deposits (withdrawals) before interest credited....................             $    3,358     $   (3,783)   $  (17,178)
Interest credited......................................................                  4,275          3,031         4,709
                                                                                    -------------  ------------  -------------

          Net increase (decrease) in savings deposits..................             $    7,633     $     (752)   $  (12,469)
                                                                                    -------------  ------------  -------------
                                                                                    -------------  ------------  -------------

Percent increase (decrease)............................................                 7.84%         (0.77)%      (11.27)%

     The following table shows interest rate and maturity information for the Bank's CDs as of December 31, 1998.

                                  0.00-           3.00-           5.00-            7.00-                          Percent
                                  2.99%           4.99%           6.99%            8.99%           Total         of total
                              --------------  --------------  --------------   --------------  --------------  --------------
                                                                      (In Thousands)
Certificate accounts
maturing in quarter
ending:
-------------------------

March 31, 1999...........     $          31   $      12,778   $       7,406    $         322   $      20,537        30.18%
June 30, 1999............                --          10,087           6,314               --          16,401        24.10
September 30, 1999.......                --           1,499           8,041               --           9,540        14.02
December 31, 1999........                --           4,113           4,310               --           8,423        12.38
March 31, 2000...........                --             685           1,308              183           2,176         3.20
June 30, 2000............                --             467           1,440               50           1,957         2.88
September 30, 2000.......                --             115           1,032               --           1,147         1.69
December 31, 2000........                --             350           1,179               --           1,529         2.25
March 31, 2001...........                --              12             582               --             594         0.87
June 30, 2001............                --              71             919               --             990         1.45
September 30, 2001.......                --               6             261               --             267         0.39
December 31, 2001........                --              24             740               --             764         1.12
Thereafter...............                --              17           3,706               --           3,723         5.47
                              --------------  --------------  --------------   --------------  --------------  --------------

     Total                    $          31   $      30,224   $      37,238    $         555   $      68,048       100.00%
                              --------------  --------------  --------------   --------------  --------------  --------------
                              --------------  --------------  --------------   --------------  --------------  --------------

     Percent of total                  0.04%          44.42%          54.72%            0.82%         100.00%
                              --------------  --------------  --------------   --------------  --------------
                              --------------  --------------  --------------   --------------  --------------

     The following table indicates the amount of the Bank's CDs by size or from public entities, by time remaining until maturity as of December 31, 1998.

                                                                         Maturity
                                              ---------------------------------------------------------------
                                                                  Over             Over
                                                3 months         3 to 6           6 to 12          Over
                                                 or less         months           months         12 months         Total
                                              --------------  --------------   --------------  --------------  --------------

                                                                              (In Thousands)
CDs of $100,000 or less...............        $      17,782   $      14,488    $      17,416   $      11,948   $      61,634

CDs over $100,000.....................                  998             940              546           1,199           3,683

Public funds(1).........................              1,758             973               --              --           2,731
                                              --------------  --------------   --------------  --------------  --------------

Total CDs and public funds............        $      20,538   $      16,401    $      17,962   $      13,147   $      68,048
                                              --------------  --------------   --------------  --------------  --------------
                                              --------------  --------------   --------------  --------------  --------------

----------------
(1)  Certificates of deposit from government and other public entities.

     From time to time, the Bank has had greater amounts of public funds. The amount of public funds held by the Bank at December 31, 1998 and 1997 was $3,294,961 and $2,129,114, respectively. The Bank is required to pledge collateral against such funds equal to 100% of such funds.

     BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when there is a net outflow of deposits, when advances are a less costly source of funds or when funds from advances can be invested at a positive spread. In addition, the Bank has relied upon selected borrowings for short-term liquidity needs.

     The Bank may obtain advances from the FHLB of Dallas upon the security of its capital stock of the FHLB of Dallas and certain of its mortgage loans, investment securities and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1998, the Bank had $5,750,000 FHLB borrowings outstanding, which allowed the Bank to increase the amount of its loans receivable.

     During fiscal 1998, the Bank utilized advances from FHLB of Dallas to cover funding of loans.

     The following table sets forth maximum balance, average balance, and average rate paid on FHLB advances for the period indicated.


                                                                                             Year ended December 31
                                                                                    ------------------------------------------
                                                                                        1998          1997           1996
                                                                                    -------------  ------------  -------------
                                                                                                 (In Thousands)
Maximum amount of borrowings outstanding...............................             $    5,750     $    4,100    $    3,900

Approximate average borrowings outstanding.............................             $    4,786     $      231    $      459

Approximate weighted average interest rate paid........................                  5.49%          5.64%         5.38%

SUBSIDIARY OF THE BANK

     In 1974, the Bank incorporated First Equity Development Corporation ("FEDCO"), a New Mexico corporation, as a wholly-owned subsidiary of the Bank. The directors and officers of FEDCO also serve as officers of the Bank. Prior to 1991, FEDCO's primary business was real estate acquisition, development and construction, and investment in the Bank's former data processing service bureau. FEDCO had $967 and $913 in cash at December 31, 1998 and 1997, respectively, and no other assets or liabilities and is currently an inactive corporation. Thrift institutions are permitted to invest an amount equal to 2% of their assets, through a subsidiary, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes.


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

     Transactions between the Bank and the Company and its other subsidiaries are subject to various conditions and limitations. Well run, healthy thrift institutions that satisfy certain criteria would be permitted to file with the OTS schedules of proposed capital distributions over a specified period not to exceed 12 months.

The Bank being a wholly owned subsidiary of a thrift holding company must file a notice with the OTS of anticipated distributions of capital.

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

     Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing (FICO) for resolving the thrift crisis in the 1980's. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions are uncertain at this time, but are anticipated to be about a 6.3 basis points assessment on SAIF deposits and 1.26 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

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

     The OTS regulations establish special capitalization requirements for thrift associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for generally accepted accounting principles ("GAAP") purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital, with a five-year transition period beginning on July 1, 1990, for investments made before April 12, 1989. At December 31, 1998, the Bank had tangible capital of $9,377,840 or 7.73% of adjusted total assets, which was $7,558,758 above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. A thrift association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1998, the Bank had core capital equal to $9,377,840 or 7.73% of adjusted total assets, which was $4,526,955 above the minimum leverage ratio requirement of 4% as in effect on that date.

     The OTS risk-based requirement requires thrift associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a thrift association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1998, the Bank had no capital instruments that qualify as supplementary capital. In addition, general loss reserves at that date were less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investment (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 1998.

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

     At December 31, 1998, the Bank had risk-based capital of $9,978,824 or 14.70% of risk-weighted assets. This amount was $4,548,184 above the 8% requirement in effect on that date.

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

     The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Company's operations and profitability. The Company's shareholders do not have preemptive rights, and therefore, if the Bank is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

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

     Thrift associations proposing to make any capital distributions need only submit written notice to the OTS 30 days prior to such distribution. Thrift associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns.

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

     In addition, short-term liquid assets (i.e., cash, certain time deposits, etc.) currently must constitute 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1998, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 6.13%.

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

     QUALIFIED THRIFT LENDER TEST. All thrift associations, including the Bank, are required to meet a QTL test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the thrift association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1998, the Bank met the QTL test and has always met the test since its inception.

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

     COMMUNITY REINVESTMENT ACT. Under the CRA, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.
An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. The most recent CRA examination as of September 30, 1996 classified the Bank as satisfactory.

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

     Certain transactions with directors, officers of controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals. At December 31, 1998, loans to directors, executive officers, and major stockholders were $2,272,616.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of thrift associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     Under federal law, the FHLBs are required to provide funds for the resolution of troubled thrift associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas. At December 31, 1998, the Bank had $790,233 in FHLB stock, which was deficient by approximately $44,000. The Bank has received dividends on its FHLB stock, which have averaged 5.85% over the past five calendar years and were 5.96% for calendar year 1998.

     For the year ended December 31, 1998, stock and cash dividends paid by the FHLB of Dallas to the Bank totaled $58,777 which constitutes a $36,513 decrease from the amount of dividends received in fiscal year 1997. The $11,192 dividend received for the quarter ended December 1998 reflects an annualized rate of 5.75%.

     REGULATORY ENVIRONMENT FOR 1999. It is anticipated that in 1999 the regulator agendas will continue to focus on three major areas: regulatory compliance, financial management, and cost control.

     The major issues to be reviewed in each of these areas are as follows:

     - REGULATORY COMPLIANCE. Regulatory compliance should focus on four main areas:

          -- Risk management in all areas of banking with specific attention to compliance and fair lending.

          -- Nondeposit investment products sold only by broker-dealers or properly licensed registered representatives and proper disclosures or no FDIC insurance of these products.

          -- Enhancement of individual financial privacy as it relates to new home banking, interest banking and smart card usage products.

          -- Expansion of goals geared to establish know-your-customer policy to prevent fraud, protect safety and soundness of the institution, and protect name and reputation of the Bank.

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

     - COST CONTROL. Reengineering of retail delivery systems, focus on the customer, customer and product profitability models, and a new emphasis on the internal audit function all should get attention during 1999.

     In addition, the Federal Reserve and the Office of Comptroller of the Currency issued risk management guidelines, which they began using in 1996 as part of a new rating system for the banks they examine. The FDIC informally has been following a similar approach of managing bank risk for some time now.

     The federal banking agencies' management guidelines measure a bank's control of six different types of risks:


     -    Credit risk                   -    Operational risk
     -    Market risk                   -    Legal risk
     -    Liquidity risk                -    Reputation risk


According to the guidelines, effective control of each of these must include:

-    Active board and senior management oversight
-    Adequate policies, procedures, and limits
-    Adequate risk measurement, monitoring, and management information systems
-    Comprehensive internal controls

     This approach for examiners incorporates all-inclusive measurement guidelines of the risks associated with managing a bank, and they represent a major shift in regulatory risk assessment: from activities (i.e., commercial loans, investing in mortgage-backed securities, etc.) to risk exposures. This shift might result in many changes in examination procedures and bank evaluation standards.

     It is also anticipated that much legislative time will be devoted to the issues of changing the Glass-Stegall Act and Bank Holding Company Act to permit common ownership of commercial banks, securities firms and insurance companies. These broad financial affiliations among financial service providers are currently being debated under HR10 in the House Banking Committee.

     The following items of interest have recently appeared on the regulatory agenda or have recently been adopted:

       Agency                                       Action                                              Status
    --------------  -----------------------------------------------------------------------   ----------------------------
    Recent Actions

    FRB             Lowered to 3.0 minimum leverage ratio Tier 1 capital                      Effective June 30, 1998
                    requirement for top-rated holding companies

    FDIC            Approved a six-month grace period for restructuring accounts following    Effective July 1, 1998
                    death of a depositor.

    FFIEC           Guidelines for bank compliance with consumer disclosure requirements for  Issued July 16, 1998 on-line services and advertising.

    FDIC            Expedited processing of applications (establishing branches, relocating   Effective Oct. 1, 1998
                    offices, etc.) for well-managed, well-capitalized banks.

    DOT             New money laundering rules to simplify exempting bank customers,          Effective Oct. 20 with
                    reducing CTR filings, and emphasizing use of Suspicious Activity          transition rules.
                    Reports (SARs).

    FASB            Adopted long-considered reporting rules for reporting market value of     Effective for fiscal years
                    derivatives on financial statements.                                      beginning after June 15, 1999

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

     In August 1996, legislation was enacted that repeals the percentage of taxable income method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1998, provided the institution meets certain residential lending requirements. The legislation did not have a material impact on the Bank.

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

     At December 31, 1998, the Company had remaining net operating loss ("NOL") carryforwards of approximately $5,074,000 for federal income tax purposes which expire in varying amounts through 2010. The Company also has a capital loss carryforward of $497,000 for tax purposes which will expire in 2002. In addition, the alternative minimum tax ("AMT") NOL carryforward and AMT credit carryforward were approximately $5,906,000 and $101,000, respectively, which expire in varying amounts through 2010. Investment tax credit carryforwards of approximately $38,000 expire in varying amounts through 2005.

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


NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued SFAS No. 130, Reporting Comprehensive Income, which is effective for the fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components, revenue, expenses, gains and losses, in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this statement during 1998 did not have a significant impact on the Company's financial statements during that year or in years prior to 1998.

     The Financial Accounting Standards Board recently adopted Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131, which became effective for periods beginning after December 15, 1997, requires that business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of the statement in management's opinion did not result in any significant disclosures in addition to those already contained in the Company's financial statements.



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

EMPLOYEES

     As of December 31, 1998, the Bank had 46 full-time and 14 peak-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.



ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's principal asset is the common stock of the Bank.

     The following table sets forth information relating to each of the Bank's current offices. Net book value and total investment figures are for land, building, furniture and fixtures.

                                                                        Net book value at              Branch deposits at
                 Location                      Date acquired          December 31, 1998 (1)            December 31, 1998
--------------------------------------------  -----------------   -------------------------------  ---------------------------

MAIN OFFICE:
801 Pile Street                                     1966                   $  1,359,601                  $  55,196,162
Clovis, New Mexico

BRANCH OFFICES:
Prince and Parkland Streets                         1978                        346,911                     15,420,829
Clovis, New Mexico

400 West First Street                               1982                        617,987                     34,427,709
Portales, New Mexico

LOAN PRODUCTION OFFICE:
4061 Ridgerock Road, Suite C                        1996                         50,706 (2)              Not applicable
Rio Rancho, New Mexico

(1) The book value of the Bank's investment in land, premises and equipment, less accumulated depreciation, totaled $2,375,205 at December 31, 1998.

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


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Bank was traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol "FSBC" prior to October 21, 1996, and the Common Stock of the Company has been traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol "AABC" since October 21, 1996. As of March 9, 1999, the Company had 1,235,579 shares of common stock outstanding and 434 holders of record.

     The following table sets forth the high and low sales prices of the Common Stock of the Company and the Common Stock of the Bank prior to the formation of the Company as a unitary thrift holding company as quoted on the NASDAQ Small Cap Market.

                                                                                                    Price range
                                                                                    ------------------------------------------
                                                                                                                      Cash
                                                                                                                 Dividends per
                                                                                         High           Low          share*
                                                                                    -------------  ------------  -------------
1997
    First Quarter                                                                   $    6.25      $    5.25           --
    Second Quarter                                                                  $    5.94      $    5.25           --
    Third Quarter                                                                   $    8.25      $    6.00           --
    Fourth Quarter                                                                  $   11.38      $    7.75           --

1998
    First Quarter                                                                   $   12.50      $   10.00           --
    Second Quarter                                                                  $   13.00      $   11.00           --
    Third Quarter                                                                   $   12.00      $    7.00           --
    Fourth Quarter                                                                  $    8.63      $    6.38     $     .05

* Does not reflect 2% stock dividend declared on October 31, 1997 and issued on December 1, 1997.

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

     The Bank is required to give the OTS thirty days prior notice of the proposed declaration by its directors of any dividend. Any such dividend declared within the thirty-day period or without giving such notice shall be invalid and shall confer no rights or benefits on the Company as the sole stockholder of the Bank.

     Under the Federal Deposit Insurance Act, an insured bank is prohibited from paying dividends on its capital stock while in default in the payment of any assessment due to the FDIC except in those cases where the amount of the assessment is in dispute and the insured bank has deposited satisfactory security. The Bank is not in default in the payment of any such assessment.

     The Company paid a 2% stock dividend on December 1, 1997 and a cash dividend of $.05 per share to shareholders of record as of December 31, 1998. Payment was made to shareholders on January 15, 1999.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

     The Company became the unitary thrift holding company for the Bank as a result of the consummation of an Agreement and Plan of Reorganization and related Plan of Merger on October 21, 1996 (the "Merger"). The Company did not have any material assets prior to the Merger. Following the Merger, the Company's consolidated statement of financial condition and statement of operations are not materially different from the Bank's statement of financial condition and statement of operations. The Company is the successor registrant to the Bank under the Securities Act of 1933 and the Securities and Exchange Act of 1934. The following table sets forth selected consolidated historical financial and operating data for the Company as of and for each of the five fiscal years ended December 31, 1998 and has been derived from and should be read in conjunction with the audited consolidated financial statements of the Company. The following summary financial information is qualified in its entirety by and should be read in conjunction with the detailed information and financial statements of the Company, including the notes thereto, which information as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, are included in this Form 10-KSB.

                                                                     For the years ended December 31
                                              -------------------------------------------------------------------------------
SELECTED CONSOLIDATED OPERATING DATA:             1998            1997            1996             1995            1994
                                              --------------  --------------  --------------   --------------  --------------

                                                                   (In Thousands Except Per Share Data)
Income statement data:
    Interest income                           $      8,010    $      7,250    $      7,473     $      8,417    $      7,888
    Interest expense                                 4,523           4,149           4,717            5,423           4,563
                                              --------------  --------------  --------------   --------------  --------------
    Net interest income before provision
      for loan losses                                3,487           3,101           2,756            2,994           3,325
    Provision for loan losses charged
    (credited)                                         238             118              14              (15)              4
                                              --------------  --------------  --------------   --------------  --------------
Net interest income after provision for
  loan losses                                        3,249           2,983           2,742            3,009           3,321
    Net gain (loss) on mortgage loans
      held-for-sale                                    223             149             141              118             (19)
    Net gain on sale of securities                      --              21              --               --               5
    Real estate operations, net                         10              (3)            (43)             (58)           (273)
    Other income, net                                1,545             697             664              716             752
    Other expenses                                  (3,921)         (3,463)         (4,238)          (3,371)         (3,635)
                                              --------------  --------------  --------------   --------------  --------------
Income (loss) before income taxes                    1,106             384            (734)             414             151
    Income tax expense (benefit)                       346          (1,212)             --               --            (189)
                                              --------------  --------------  --------------   --------------  --------------

Net income (loss)                             $        760    $      1,596    $       (734)    $        414    $        340
                                              --------------  --------------  --------------   --------------  --------------
                                              --------------  --------------  --------------   --------------  --------------

Per share data:
    Earnings  (loss) per common share         $       0.62    $       1.40    $      (1.01)    $       0.58    $      0.48
                                              --------------  --------------  --------------   --------------  --------------
                                              --------------  --------------  --------------   --------------  --------------

    Earnings (loss) per common
      share-assuming  dilution                $       0.59    $       1.37    $      (1.01)    $       0.58    $      0.48
                                              --------------  --------------  --------------   --------------  --------------
                                              --------------  --------------  --------------   --------------  --------------

                                                                               December 31
                                              -------------------------------------------------------------------------------
SELECTED CONSOLIDATED FINANCIAL CONDITION
  DATA:                                           1998            1997            1996             1995            1994
                                              --------------  --------------  --------------   --------------  --------------

                                                                              (In Thousands)
Loans receivable, net                         $     88,809    $     58,172    $     45,596     $     34,332    $     35,670
Loans held-for-sale                                    855             298             564              862             671
Securities held-to-maturity                          7,528          18,947          29,113           36,404          77,505
Securities available-for-sale                       11,426          15,032          23,640           33,090           2,980
Real estate owned, net                                 166              76              86              114             421
Total assets                                       121,768         107,213         106,853          116,966         125,709
Deposits                                           105,045          97,412          98,164          110,633         112,773
Borrowings                                           5,750              --           3,000               --           7,400
Net unrealized depreciation on
   available-for-sale securities, net                  (41)             (3)           (199)            (204)           (363)
Stockholders' equity                                 9,925           9,145           5,086            5,620           5,048

SELECTED FINANCIAL RATIOS AND OTHER DATA:
                                                  1998            1997            1996             1995            1994
                                              --------------  --------------  --------------   --------------  --------------
PERFORMANCE RATIOS:
    Return on assets (ratio of net
      income/(loss)to average total assets)         0.66%           1.49%          (0.66)%           0.34%           0.26%

    Interest rate spread information:
      Average during period                         3.02            2.91            2.43             2.45            2.62
      End of period                                 3.04            3.01            2.68             2.13            2.42
    Net interest margin (1)                         3.20            3.08            2.54             2.54            2.64
    Ratio of operating expense to average
      total assets                                  3.42            3.24            3.83             2.83            2.98
    Return on equity (ratio of net
      income/(loss) to average equity)              7.97           22.43          (13.70)            7.75            6.73

QUALITY RATIOS:
    Non-performing assets to total assets
      at end of year                                0.42%           0.08%           1.60%            1.44%           2.98%
    Allowance for loan losses to
      non-performing loans                        116.62          634.94           25.06            25.37           12.29
    Allowance for loan losses to total
      loans                                         0.68            0.91            0.94             1.25            1.29

CAPITAL RATIOS:
    Equity to total assets at the end of
      year                                          8.15%           8.53%           4.76%            4.81%           4.02%
    Average equity to average assets                8.33            6.65            4.78             4.40            3.85
    Ratio of average interest-earning
      assets to average interest-bearing
      liabilities                                 112.47          103.86          102.55           101.99          100.66


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

     Loan servicing has been sold and servicing will be sold in the future.

     The Company's strategic plan will continue to be reviewed quarterly for progress by the Board of Directors. The Board will modify the plan as deemed appropriate to reflect the operational environment of the Bank.

     Interest rates decreased moderately during the fiscal year December 31, 1998, and had some apparent impact on lending. The Bank had a higher volume of permanent single family lending activity, resulting in a net gain on sale of loans and an increase to loans receivable. In a declining rate environment, prices for loans sold in the secondary market normally increase and generally create a gain when the loans are sold. Since rates decreased moderately, the Bank was able to generate gains on loans sold in the secondary market. In addition, the Bank has been able to generate new sources of consumer lending and commercial real estate lending to compliment the volume of permanent single family lending.

     Prepayment tendencies on loans and mortgage-backed securities may vary from historical experience and depositors' preference for various deposit products and maturities may also vary. The Bank's favorable liquidity position of 6.13% allows some flexibility in adjusting to cash flow requirements brought on by interest rate changes. The Bank's one-year interest-rate sensitivity gap was a negative 6.13% of total assets as December 31, 1998. A negative gap indicates there are more interest-bearing liabilities repricing during a stated period than interest-earnings assets.

     At December 31, 1998, the Bank had unrealized gains and losses in its mortgage-backed securities portfolio which are being held to maturity. The Bank has both the intent and ability to hold these securities until maturity. In addition, management believes the Bank will be able to collect all amounts due according to the contractual terms of the debt securities and is not aware of any information that would indicate the inability of any issuer of such securities to make contractual payments in a timely manner. As such the Bank believes that these unrealized losses will not ultimately be realized.

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

     Management of the investment portfolio is not designed to be the primary source of funds for the Bank's operations. Rather, it is viewed as a use of funds generated by the Bank to be invested in interest-earning assets to be held-to-maturity or available-for-sale. Cash flow mismatches between sources and uses of funds should not require any of the securities to be liquidated. While cash flows from the securities vary depending on the prepayment speeds associated with each particular security, the variance in the prepayment speeds does not impact the over-all cash flow needs of the Bank since the Bank has the ability to borrow funds from the FHLB of Dallas. See LIQUIDITY AND CAPITAL RESOURCES in this Form 10K-SB.


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

                                                                  Year ended December 31,
                                                                      (In Thousands)
                               ----------------------------------------------------------------------------------------------
                                           1998                            1997                            1996
                               ------------------------------  ------------------------------ -------------------------------
                               Average     Interest            Average    Interest            Average     Interest
                               outstanding earned/   Yield/    outstanding earned/   Yield/   outstanding earned/    Yield/
                                balance     paid      rate      balance     paid      rate     balance      paid      rate
                               ----------  --------  --------  ---------- --------- --------- ----------- --------- ---------
Interest-earning assets:
  Loans receivable (1)         $   76,674  $  6,144    8.01%   $   52,909 $  4,490    8.49%   $   40,095  $  3,477    8.67%
  Mortgage-backed securities       26,029     1,452    5.58        42,019    2,379    5.66        59,161     3,434    5.80
Investment securities               1,006        70    6.98         1,607      104    6.46         5,028       293    5.83
Other interest-earning assets       5,417       344    6.36         4,238      277    6.54         4,193       269    6.42
                               ----------  --------  --------  ---------- --------- --------- ----------- --------- ---------

    Total interest-earning
      assets (1)               $  109,126  $  8,010    7.34%   $  100,773 $  7,250    7.19%   $  108,477  $  7,473    6.89%
                               ----------  --------  --------  ---------- --------- --------- ----------- --------- ---------
                               ----------  --------  --------  ---------- --------- --------- ----------- --------- ---------

Interest-bearing liabilities:
  Savings deposits             $   99,823  $  4,260    4.27%   $   96,798 $  4,136    4.27%   $  105,319  $  4,692    4.46%
  Federal Home Loan Bank
    advances                        4,786       263    5.49           231       13    5.64           459        25    5.47
                               ----------  --------  --------  ---------- --------- --------- ----------- --------- ---------

    Total interest-bearing
      liabilities              $  104,609  $  4,523    4.32%   $   97,029 $  4,149    4.28%   $  105,778  $  4,717    4.46%
                               ----------  --------  --------  ---------- --------- --------- ----------- --------- ---------
                               ----------  --------  --------  ---------- --------- --------- ----------- --------- ---------

Net interest income                        $  3,487                       $  3,101                        $  2,756
                                           --------                       ---------                       ---------
                                           --------                       ---------                       ---------

Net interest rate spread                               3.02%                          2.91%                           2.43%
                                                     --------                       ---------                       ---------
                                                     --------                       ---------                       ---------

Net interest-earning assets    $    4,517                      $    3,744                     $    2,699
                               ----------                      ----------                     -----------
                               ----------                      ----------                     -----------

Net
   yield
   on average
   interest-earning assets                             3.20%                          3.08%                           2.54%
                                                     --------                       ---------                       ---------
                                                     --------                       ---------                       ---------

Average interest-earning
   assets to average
   interest-bearing
   liabilities                               104.32%                        103.86%                         102.55%
                                           ----------                     ----------                      ----------
                                           ----------                     ----------                      ----------


(1)  Calculated net of loans in process

     The following table presents the weighted average yields earned on loans, investments, and other interest-earning assets, and the weighted average rates paid on deposits and borrowings and the resultant interest rate spreads at the dates indicated. Weighted average rates are based on the balances at the end of the period.

                                                                                                At December 31,
                                                                                    -----------------------------------------
                                                                                        1998          1997          1996
                                                                                    -------------  ------------  ------------
WEIGHTED AVERAGE YIELD ON:
  Loans receivable                                                                       7.81%          8.31%         8.59%
  Mortgage-backed securities                                                             5.44           5.56          5.84
  Investment securities and other interest-earning assets                                6.34           6.94          6.24
                                                                                    -------------  ------------  ------------
COMBINED WEIGHTED AVERAGE YIELD ON INTEREST-EARNING ASSETS                               7.31%          7.26%         7.11%
                                                                                    -------------  ------------  ------------
WEIGHTED AVERAGE RATE PAID ON:
  Savings deposits                                                                       2.25%          2.50%         2.50%
  Transaction accounts                                                                   2.60           2.64          2.39
  CDs                                                                                    5.11           5.04          5.02
  Borrowings                                                                             5.44            --           5.50
                                                                                    -------------  ------------  ------------
COMBINED WEIGHTED AVERAGE RATE PAID ON INTEREST-BEARING LIABILITIES                      4.27%          4.25%         4.34%
                                                                                    -------------  ------------  ------------

SPREAD                                                                                   3.04%          3.01%         2.77%
                                                                                    -------------  ------------  ------------
                                                                                    -------------  ------------  ------------

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

                                                                  Year ended December 31
                              ------------------------------------------------------------------------------------------------
                                               1998 vs 1997                                     1997 vs 1996
                              -----------------------------------------------  -----------------------------------------------
                                        Increase (decrease) due to                       Increase (decrease) due to
                              -----------------------------------------------  -----------------------------------------------
                                                        Rate/                                            Rate/
                               Volume       Rate        volume      Total       Volume       Rate        volume       Total
                              ----------  ----------  ----------- -----------  ----------  ----------  -----------  ----------
                                                                      (In Thousands)
Interest-earning assets:
  Loan portfolio              $    2,018  $     (254) $     (110) $    1,654   $    1,111  $      (73) $      (25)  $    1,013
  Investments                        (39)          8          (3)        (34)        (199)         32         (22)        (189)
  Mortgage-backed
    securities                      (905)        (34)         12        (927)        (995)        (85)         25       (1,055)
  Other interest earning
  assets                              77          (8)         (2)         67            3           5          --            8
                              ----------  ----------  ----------- -----------  ----------  ----------  -----------  ----------

Total interest-earning
  assets                      $    1,151  $     (288) $     (103) $      760   $      (80) $     (121) $      (22)  $     (223)
                              ----------  ----------  ----------- -----------  ----------  ----------  -----------  ----------
                              ----------  ----------  ----------- -----------  ----------  ----------  -----------  ----------

Interest-bearing
  liabilities:
  Savings deposits            $      129  $       --  $       (5) $      124   $     (380) $     (195) $       19   $     (556)
  Federal Home Loan Bank
   advances                          257          --          (7)        250          (12)          1          (1)         (12)
                              ----------  ----------  ----------- -----------  ----------  ----------  -----------  ----------

Total interest-bearing
  liabilities                 $      386  $       --  $      (12) $      374   $     (392) $     (194) $       18   $     (568)
                              ----------  ----------  ----------- -----------  ----------  ----------  -----------  ----------
                              ----------  ----------  ----------- -----------  ----------  ----------  -----------  ----------

Change in  net interest
  income                      $      765  $     (288) $      (91) $      386   $      312  $       73  $      (40)  $      345
                              ----------  ----------  ----------- -----------  ----------  ----------  -----------  ----------
                              ----------  ----------  ----------- -----------  ----------  ----------  -----------  ----------

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997.

     Net income for the year ended December 31, 1998 was $760,000 or $.62 per share compared to net income of $1,596,000 or $1.40 per share for 1997. The 1998 $836,000 decrease in income compared to 1997 resulted from a reduction in the valuation allowance of the deferred tax asset of the Company of $1,373,000 in September 1997 reduced by a net gain of $838,000 on the sale of mortgage loan servicing rights in 1998.

     NET INTEREST INCOME. Net interest income before provision for loan losses is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income before provision for loan losses increased $386,000 to $3,487,000 for 1998 compared to $3,101,000 in 1997. The increase in 1998 was due to an effort by management of the Bank to reduce the level of mortgage-backed securities and increase loans in order to enhance interest income.

     PROVISION FOR LOAN LOSSES. Management determines the amount of the allowance for loan loss which covers specific loans as well as estimated losses inherent in the loan portfolio. The level of the allowance is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans. During 1998, the provision for loan losses increased to $238,000 from $118,000 for 1997. The increase in provision was reflective of the increase in loans in 1998.

     NONINTEREST INCOME. Noninterest income was $1,778,000 in 1998 compared to $866,000 in 1997. The increase of $912,000 or 105% was primarily due to a net gain of $838,000 on the sale of approximately $100,000,000 of mortgage loan servicing rights in the last quarter of 1998 and, to a lesser extent, the increase was partially due to a $74,000 increase in the net realized gains on sales of loans.

     NONINTEREST EXPENSE. Noninterest expense increased by $455,000 or 13.13% to $3,921,000 compared to $3,466,000 in 1997. Salaries and employee benefits increased by $284,000 in 1998. Deposit insurance premiums declined by $135,000 in 1998 due to a reduction in the rate paid for SAIF insurance premiums for the Bank. Professional fees increased $155,000, due to a recovery in 1997 exceeding $100,000, which reduced expenses for that year.

     PROVISION FOR INCOME TAXES. The net income tax benefit of $1,212,000 in 1997 as compared to an expense of $346,000 in 1998 results primarily from the 1997 deferred tax asset valuation adjustment of $1,373,000. Prior to 1997, the deferred tax asset valuation allowance was due primarily to NOL carryforwards which were not expected to be utilized before their respective expiration dates which, prior to 1997, the Company was unable to predict whether they would more likely than not be realized. During 1997, the Company changed its estimate with respect to the future benefits of the NOL carryforwards and, accordingly, reduced the related valuation allowance. To the extent the valuation allowance was reduced, the related tax benefit was credited to income.


COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net income for the year ended December 31, 1997 was $1,596,000 or $1.40 per share compared to net loss of $734,000 or $1.01 per share for 1996. The 1997 income compared to the loss in 1996 resulted from a reduction in the valuation allowance of the deferred tax asset of the Company of $1,373,000 in September 1997 (see Note 10 - Income Taxes in Notes to Consolidated Financial Statements) and the one time SAIF insurance charge in 1996 of $762,000.

     NET INTEREST INCOME. Net interest income before provision for loan losses increased $345,000 to $3,101,000 for 1997 compared to $2,756,000 in 1996. The increase in 1997 was due to an effort by management of the Bank to reduce interest expense for deposits while reducing the level of mortgage-backed securities and increasing loans in order to enhance interest income.

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

     NONINTEREST EXPENSE. Noninterest expense decreased by $815,000 or 19.04% to $3,466,000 compared to $4,281,000 in 1996. Salaries and employee benefits increased by $171,000 in 1997 due to the opening of a new loan production office and the formation of the holding company in the last half of 1996. Deposit insurance premiums declined by $886,000 in 1997 due to one-time charge of the SAIF assessment of $762,000 in 1996. Professional fees declined $234,000 due to a settlement with a former officer of the Bank and a general reduction in fees.

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

     The Bank assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans. These risks are minimized by selling mostly thirty-year mortgage loans into the secondary market. These loans generally have longer terms than the short term characteristics and liabilities of customer accounts and borrowed money. Rates were stable in 1997 with a slight reduction in rates in 1998. As the prepayment on loans and mortgage-backed securities have occurred, the proceeds have been channeled to new loans with a resulting increase in interest income.

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

     The differences between the volume of assets and liabilities in the Bank's current portfolio, which are subject to repricing in future time periods, are known as interest rate sensitivity gaps. Certain estimates and assumptions are included in the data in the table below which sets forth the interest rate sensitivity analysis at December 31, 1998.

     The following table sets forth the assumed repricing and maturity periods of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1998 and the interest rate sensitivity gap percentages at the dates indicated. The interest rate sensitivity gap is defined as the amount by which assets repricing within the respective periods exceed liabilities repricing within such periods. The effect of these assumptions is to quantify the dollar amount of items that are interest-rate sensitive and can be repriced within each of the periods specified. Such repricing can occur in one of three ways: (1) the rate of interest to be paid on an asset or liability may adjust periodically on the basis of an index; (2) an asset or liability such as a mortgage loan may amortize, permitting reinvestment of cash flows at the then-prevailing interest rates; or (3) an asset or liability may mature, at which time the proceeds can be reinvested at current market rates.

                                                                    Maturing or Repricing Amount
                                       -------------------------------------------------------------------------------------
                                          Within    Over 1 to     Over 3     Over 5 to    Over 10      Over 20
                                         one year    3 years       to 5       10 years     to 20        years       Total
                                                                   years                   years
                                       ----------- -----------  ----------  ----------- -----------  ----------  -----------
                                                                           (In Thousands)
Total Rate Sensitive Assets:
  Mortgages:
   Adjustable-rate (1)                  $   8,763   $   1,465    $      --   $      --   $      --    $      --   $  10,228
   Fixed-rate (2)                          10,641      18,389       10,933      10,981       2,510           53      53,507
   Construction(6)                            383          --           --          --          --           --         383
   Non-residential adjustable (2)           3,796          --           --          --          --           --       3,796
   Non-residential fixed                    5,541       2,310          586         362         292           67       9,158
  Non-Mortgages:
   Consumer and Commercial (2)(6)           5,633       5,297        2,325         295          --           --      13,550
  Investments:
   Investment securities (3)                4,831         350            1           1           2            2       5,187
   Mortgage-backed (1)(2)                  15,149       3,805           --          --          --           --      18,954
   Funds sold (3)                           1,037          --           --          --          --           --       1,037
                                        ----------- -----------  ----------  ----------- -----------  ----------  -----------

TOTAL                                   $  55,774   $  31,616    $  13,845   $  11,639   $   2,804    $     122   $ 115,800
                                        ----------- -----------  ----------  ----------- -----------  ----------  -----------
                                        ----------- -----------  ----------  ----------- -----------  ----------  -----------

Total Rate Sensitive Liabilities:
  Deposits:
   Certificates of deposit (3)          $  48,238   $   7,760    $   2,509   $      --   $      --    $      --   $  58,507
   IRAs                                     6,662       1,665        1,214          --          --           --       9,541
   Money market (4)                         5,625       6,877        2,501       3,751          --           --      18,754
   NOW accounts (4)                         1,115       1,362        1,238       3,716          --           --       7,431
   Savings accounts (4)                     1,585       1,690          845       2,218          --           --       6,338
 Advances                                      --       5,000          750          --                                5,750
                                        ----------- -----------  ----------  ----------- -----------  ----------  -----------

TOTAL                                   $  63,225   $  24,354    $   9,057   $   9,685   $      --    $      --   $ 106,321
                                        ----------- -----------  ----------  ----------- -----------  ----------  -----------
                                        ----------- -----------  ----------  ----------- -----------  ----------  -----------

December 31, 1998
Cumulative interest rate sensitivity
gap (5)                                 $  (7,451)  $    (189)   $   4,599   $   6,553   $   9,357    $   9,479
Cumulative interest rate sensitivity
  gap (5) as a percent of total
  assets                                    (6.13)%     (0.16)%       3.78 %      5.39 %      7.70 %       7.80 %
December 31, 1997
Cumulative interest rate sensitivity
  gap (5) as a percent of  total
  assets                                    (4.03)%     (5.75)%      (2.35)%      2.70 %      6.46 %       6.52 %
December 31, 1996
Cumulative interest rate sensitivity
  gap (5) as a percent of total
  assets                                    (9.30)%     (8.28)%      (4.11)%     (2.99)%      1.40 %       3.05 %

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

     During 1997 and 1996 the Bank sold fixed-rate whole loans "held-for-sale" while retaining adjustable-rate mortgages. During 1997, the Bank began to retain certain fixed-rate loans rather than placing them in the secondary markets. Beginning in the third quarter of 1997, FHLB advances were used to supplement cash flow from operations as the Bank's lending activities began to increase. The Bank increased deposits and used FHLB advances to fund the increased loan origination volume in 1998.

     Presented below, as of December 31, 1998, is an analysis of the Bank's interest rate risk as measured by changes in net present value for instantaneous and sustained parallel shifts in the yield curve, in 50 basis point increments, up and down 200 basis points. As illustrated in the table, the Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments (and the NPV focuses on the Bank's entire portfolio, not just assets that are subject to adjustment or maturity within one year). When rates decline, the Bank does not experience a significant rise in market value for these loans because borrowers repay at relatively high rates.

                                          Net Present Value
                Change in               At December 31, 1998
              interest rate     --------------------------------------
             (basis points)         $ Change            % Change
            ------------------  ------------------  ------------------
                                     (000's)
                    +200        $         (2,440)           (16)%
                    +150                  (1,685)           (11)
                    +100                    (997)            (7)
                     +50                    (476)            (3)
                       0                      --             --
                     -50                     360              2
                    -100                     678              4
                    -150                   1,023              7
                    -200                   1,225              8

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's current liquidity and capital resources are dependent on its ability to borrow funds from the Bank and other sources as well as receive dividends from the Bank. The Bank's primary sources of funds are deposits, sales of mortgage loans, principal and interest payments on loans and mortgage-backed securities, borrowings, and funds provided by operations. While scheduled loan and mortgage-backed securities principal repayments are a relatively predictable source of funds, deposits flows, prepayments of principal on loans and mortgage-backed securities, and sales of mortgage loans are greatly influenced by general interest rates, economic conditions, and competition. Current OTS regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of December 31, 1998, the Bank's liquidity ratio was 6.13% which was in excess of the minimum regulatory requirements.

     During the year ended December 31, 1998, total deposits increased approximately $7.6 million or 7.84%, and FHLB advances increased by $5,750,000. Stock options in the amount of $108,793 were exercised in 1998.

     Securities available-for-sale decreased by $3.6 million and securities held-to-maturity decreased by $11.4 million in 1998. The decrease in securities was due to principal payments and an increase in the level of principal prepayments on the loans underlying the mortgage-backed securities. The decrease in securities was used to fund loans which increased by $30.6 million in 1998.

     The Bank's capital for regulatory purposes at December 31, 1998 was $9,377,840 or 7.73% of total regulatory assets. Regulations require savings institutions to have a minimum regulatory tangible capital ratio equal to 1.5% of adjustable tangible assets, a minimum 3% core capital ratio, and a minimum 8% risk-based capital ratio. At December 31, 1998 and 1997, the Bank was in compliance with all applicable capital standards.

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

     The table below presents the Bank's capital position at December 31, 1998 relative to the existing regulatory requirements:


                                                                                                                Percent of
                                                                                               Amount           assets (1)
                                                                                          ------------------  ---------------
                                                                                           (In Thousands)
Tangible capital                                                                          $        9,378             7.73%
Tangible capital requirement                                                                       1,819             1.50
                                                                                          ------------------  ---------------
       Excess tangible capital                                                            $        7,559             6.23%
                                                                                          ------------------  ---------------
                                                                                          ------------------  ---------------
Core capital                                                                              $        9,378             7.73%
Core capital requirement                                                                           4,851             4.00
                                                                                          ------------------  ---------------
       Excess core capital                                                                $        4,527             3.73%
                                                                                          ------------------  ---------------
                                                                                          ------------------  ---------------
Total capital (i.e., core and supplemental capital)                                       $        9,979            14.70%
Risk-based capital requirement                                                                     5,431             8.00
                                                                                          ------------------  ---------------
       Excess total capital                                                               $        4,548             6.70%
                                                                                          ------------------  ---------------
                                                                                          ------------------  ---------------


(1) Based upon adjusted assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.


     The OTS Capital Distribution Regulation differentiates thrift institutions primarily by their capital levels and prescribes the amount of capital distributions that can be made without prior OTS approval.

     The Bank has met its liquidity requirements with funds generated from operations, proceeds from repayment or sale of loans and investment securities, and short-term borrowings. The Bank believes its requirements for 1999 will be met from similar sources. If alternative funding is needed, the Bank can generate additional funds from several other sources. Currently, the FHLB system functions as a source of credit for the Bank.


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

     During 1998, net loans increased approximately $30,637,000 or 52.67% from December 31, 1997 and the allowance for loan losses increased $74,000. Management feels that the December 31, 1998 allowances are adequate for future needs.

     The following presents an analysis of the allowance for loan losses for years ended December 31, 1998, 1997, and 1996.


                                                                                             Year ended December 31
                                                                                    -----------------------------------------
                                                                                        1998          1997          1996
                                                                                    -------------  ------------  ------------
MORTGAGE LOANS AND CONTRACTS:
Balance at beginning of year                                                        $   300,638    $   232,665   $   230,865

Loans charged-off                                                                            --         (1,862)           --
Recoveries                                                                                   --         20,710         1,800
                                                                                    -------------  ------------  ------------

       Net loans recovered                                                                   --         18,848         1,800
Provision for loan losses charged to operations                                          61,134         49,125            --
                                                                                    -------------  ------------  ------------

BALANCE AT END OF YEAR                                                              $   361,772    $   300,638   $   232,665
                                                                                    -------------  ------------  ------------
                                                                                    -------------  ------------  ------------

CONSUMER AND OTHER:
Balance at beginning of year                                                        $   226,709    $   196,576   $   197,024

Loans charged-off                                                                      (190,056)       (59,735)      (17,882)
Recoveries                                                                               25,413         21,076         3,795
                                                                                    -------------  ------------  ------------

       Net loans charged-off                                                           (164,643)       (38,659)      (14,087)
Provision for loan losses charged to operations                                         177,146         68,792        13,639
                                                                                    -------------  ------------  ------------

BALANCE AT END OF YEAR                                                              $   239,212    $   226,709   $   196,576
                                                                                    -------------  ------------  ------------
                                                                                    -------------  ------------  ------------

TOTAL ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of year                                                        $   527,347    $   429,241   $   427,889

Loans charged-off                                                                      (190,056)       (61,597)      (17,882)
Recoveries                                                                               25,413         41,786         5,595
                                                                                    -------------  ------------  ------------

       Net loans charged-off                                                           (164,643)       (19,811)      (12,287)
Provision for loan losses charged to operations                                         238,280        117,917        13,639
                                                                                    -------------  ------------  ------------

BALANCE AT END OF YEAR                                                              $   600,984    $   527,347   $   429,241
                                                                                    -------------  ------------  ------------
                                                                                    -------------  ------------  ------------

Allowance for loan losses as a percentage of total loans outstanding                       0.66%          0.90%         0.93%
                                                                                    -------------  ------------  ------------
                                                                                    -------------  ------------  ------------

     NON-PERFORMING ASSETS. Total non-performing assets increased by approximately $432,000 during 1998. The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Bank consist of non-accruing loans, troubled debt restructurings, and real estate which was acquired as a result of foreclosure. The composition of the Bank's portfolio of non-performing assets is shown in the following table:

                                                                                        1998          1997          1996
                                                                                    -------------  ------------  ------------

                                                                                                  (In Thousands)
Non-accruing loans*                                                                 $      349     $        7    $        53
Past due 90 days or more and still accruing                                                 --             --             --
Renegotiated loans**                                                                        --             --          1,573
Other real estate                                                                          166             76             86
                                                                                    -------------  ------------  ------------

Total non-performing assets                                                         $      515     $       83    $     1,712
                                                                                    -------------  ------------  ------------
                                                                                    -------------  ------------  ------------

Ratio of non-performing assets to total assets                                          0.42%          0.08%          1.60%
                                                                                    -------------  ------------  ------------
                                                                                    -------------  ------------  ------------

 *   Primarily loans which are past due for 90 days or more
** Renegotiated loans are those for which the interest rate was reduced because of the inability of the borrower to service the obligation under the original terms of the agreement.


     Interest lost on non-performing assets amounted to $28,589 in 1998 compared to $7,337 in 1997.

     INVESTMENT SECURITIES - The Bank's available-for-sale securities portfolio has a $62,102 unrealized loss, which is recorded net of tax at December 31, 1998, while an unrealized loss of $4,065 was recorded at December 31, 1997. The Bank's held-to-maturity securities portfolio has an unrealized loss of $20,396 and $144,318 at December 31, 1998 and 1997, respectively. The Bank's available-for-sale and held-to-maturity portfolios did not experience significant fair market value fluctuations during the year ended December 31, 1998.


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

     At December 31, 1998, unfunded credit commitments are as follows:

     Commitments to extend residential loans           $  2,057,237
     Lines of credit                                   $  3,916,882
     Credit cards                                      $  1,149,560

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

     Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Currently, letters of credit are not extended beyond one year.
The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral and personal guarantees as deemed necessary. At December 31, 1998, the Bank had no standby letters of credit outstanding.

     At December 31, 1998, the Bank had no open interest rate swaps, futures, options, or forward contracts.

     At December 31, 1998 and 1997, the Bank had $2,057,237 and $1,355,106,
respectively, of commitments to sell newly-originated single family residential loans.


INCOME TAXES

     At December 31, 1998, the Company had remaining net operating loss ("NOL") carryforwards of approximately $5,074,000 for federal income tax purposes which expire in varying amounts through 2010. The Company also has a capital loss carryforward of $497,000 for tax purposes which will expire in 2001. In addition, the alternative minimum tax ("AMT") NOL carryforward and AMT credit carryforward were approximately $5,906,000 and $29,000, respectively, which expire in varying amounts through 2010. Investment tax credit carryforwards of approximately $40,000 expire in varying amounts through 2005.


     Section 382 of the Internal Revenue Code ("Code") provides that the aforementioned tax NOL carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year testing period. Due to the fact that the Company has a tax NOL carryforward, it is required to report changes in ownership of 5% or greater of stockholders annually to the Internal Revenue Service. The statute and applicable Treasury regulations are extremely complex. The Company believes that no change of ownership as defined in applicable Section 382 regulations occurred through the three-year testing period ended December 31, 1998.
However, if such a change in ownership occurs, the annual use of the tax NOL carryforwards would be subject to an annual limitation.


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

     In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. SFAS No. 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements with the aggregate amount of comprehensive income reported in that same financial statement. SFAS No. 130 permits the statement of changes in stockholders' equity to be used to meet this requirement. Companies are encouraged, but not required, to display the components of other comprehensive income below the total for net income in the statement of operations or in a separate statement of comprehensive income. Companies are also required to display the cumulative total of other comprehensive income for the period as a separate component of equity in the statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the provisions of this statement effective January 1, 1998.

     In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This Statement supersedes SFAS No. 14, FINANCIAL REPORTING SEGMENTS OF A BUSINESS ENTERPRISE, and utilizes the "management approach" for segment reporting. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on any manner in which management disaggregates its company such as by products and services, geography, legal structure and management structure. SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures especially by countries as opposed to broad geographic regions. This Statement also requires descriptive information about the way the operating segments were determined, the products/services provided by the operating segments, the differences between the measurements used in reporting segment information and those used in general purpose financial statements, and the changes in the measurement of segment amounts from period to period. The provisions of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The adoption of this statement did not have a material impact on the Company.

     In February 1998, the FASB released SFAS 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106 ("SFAS 132"). SFAS 132 standardizes disclosure requirements for pensions and postretirement benefits where applicable and suggests a combined format for presentation purposes, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. This statement, however, does not change the measurement or recognition requirements of pension or postretirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods if the information is readily available. The impact of this statement is not expected to have a material effect on the Company's financial statements.

     In June 1998, the FASB released SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged, however, this statement should not be applied retroactively to financial statements of prior periods. The Company does not currently participate in any activity that qualifies as derivative or hedging and, therefore, does not expect this statement to have a material effect on the financial statements.

     In October 1998, the FASB released SFAS 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD-FOR-SALE BY A MORTGAGE BANKING ENTERPRISE ("SFAS 134"). SFAS 134 requires that after the securitization of a mortgage loan held-for-sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998 and is not expected to have a material effect on the Company's financial statements.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts issued Statement of Position ("SOP") No. 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. This SOP provides guidance on the financial reporting of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning December 15, 1998 and at the time of adoption, any such costs that have previously been capitalized should be expensed and reported as a cumulative effect of change in accounting principle. The adoption of this SOP is not expected to have a material effect on the Company's financial statements.


IMPACT OF YEAR 2000

     The Company recognizes and is addressing the potential implications of the "Year 2000 Issue." The "Year 2000 Issue" is a general term used to describe the various situations that may result from the improper processing of dates and date-sensitive calculations as the year 2000 approaches. This issue is caused by the fact that many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs were designed and developed without considering the impact of the upcoming change in the century. Malfunctions may occur when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the year 1900 rather than the year 2000. Because of the potential ramifications of the Year 2000 Issue, the Company is taking the Year 2000 Issue very seriously.

     The Bank's Year 2000 Compliance Committee ("Committee"), which is comprised of management of the Bank, is leading the Company's Year 2000 efforts and involving all employees in ensuring that the Company is properly prepared for the Year 2000. The Bank's Board of Directors has approved and is monitoring a plan submitted by the Committee that was developed in accordance with guidelines set forth by the Federal Financial Institutions Examination Council. This plan has five primary phases related to internal Year 2000 compliance.

     The following phases describe the discovery, planning, and implementation in managing the Company's Year 2000 program and the readiness of the Company to meet its schedule:

     - AWARNESS PHASE - Define the Year 2000 problem and gather the resources necessary to perform compliance work. Establish a Year 2000 program committee and develop an overall strategy that encompasses in-house systems, service bureaus for systems outsourced, vendors, auditors, customers, and suppliers (including correspondents). The awareness phase was complete at September 30, 1998.

     - ASSESSMENT PHASE - Assess the size and complexity of the problem and detail the magnitude of the effort necessary to address Year 2000 issues. This phase identifies all hardware, software, networks, automated teller machines, other various processing platforms, customer and vendor interdependencies affected by the Year 2000 date change. The assessment phase was complete at September 30, 1998.

     - RENOVATION PHASE - This phase includes code enhancements, hardware and software upgrades, system placements, vendor certification, and other associated changes. Work should be prioritized based on information gathered during the assessment phase. Since the Company relies on outside servicers or third-party software providers, ongoing discussion and monitoring of vendor progress have been necessary. The renovation phase was substantially complete at December 31, 1998.

     - VALIDATION PHASE - Testing is a multifaceted process that is critical to the Year 2000 project and inherent in each phase of the plan. This process includes the testing of incremental changes to hardware and software components. In addition to testing upgraded components, connections with other systems must be verified, and all changes should be accepted by internal and external users. The validation phase of mission-critical systems is well underway and should be substantially complete by March 31, 1999.

     - IMPLEMENTATION PHASE - In this phase, systems should be certified as Year 2000 compliant and be accepted by the users. For any system failing certification, the business effect must be assessed clearly and the Company's Year 2000 contingency plans should be implemented. Testing of mission critical systems should be completed and implementation should be substantially complete by June 30, 1999.

     The identified areas of Year 2000 concern for the Bank are: 1) core applications, 2) teller and platform applications, 3) automatic teller machines, electronic funds transfer, and electronic data interchange, 4) marketing, 5) loan administration, operations, and processing, 6) other applications, 7) office automation, 8) item processing, 9) communications and network, 10) primary hardware, 11) wide area network and local area network, and 12) infrastructure. At December 31, 1998, automated teller machines ("ATMs") were the only system identified as an area to be updated.

     The Bank purchased new Local Area Networks ("LAN") for the 3 branches and a Wide Area Network ("WAN") connecting these branches for the April 1998 conversion to FiServ (a third party bank application software provider.) This equipment, FiServ system, and the Novell software were tested by the Bank for Year 2000 compliance in November 1998, and, as an additional precaution, will be tested again in March 1999. The reports from FiServ indicate that FiServ has completed its portion of the Year 2000 project.

     The Company has taken the additional precaution of developing a Year 2000 Contingency Plan in consideration of the "most reasonably likely worst case scenario." The purpose of this plan is to assure, to the best of the Company's ability, the Company's continued operation should an unforeseen problem arise after January 1, 2000. The Company's contingency plan addresses its method of continuing operation if an unforeseen problem temporarily affects one of the Company's mission-critical or non mission-critical systems. All financial institutions are already required to keep back-up records for all accounts in case of an emergency, if necessary these records can be accessed any time they are needed.

     While the management of the Bank does not believe the financial impact to the Company to ensure 2000 compliance is material to the financial position or results of operations of the Company, it estimates that the Company will spend less than $100,000 on the project. As of December 31, 1998 the Company has spent approximately $13,000 in direct costs associated with the Year 2000 project, which were expensed as incurred.

     The Company expects that when the century changes, reliance on third parties is where disruption of services may occur in a "most reasonably likely worst case scenario." Some of these third parties provide mission-critical systems, such as electricity and telephone utilities, which are beyond the control of the Company. Other third parties provide mission-critical and non mission-critical systems such as hardware and software solutions. Contingency plans for each individual mission-critical system have alternative solutions such as spreadsheet software and manual systems on a temporary basis, until problems can be corrected. However, contingency plans for non mission-critical systems are not considered necessary for the day to day operation of the Bank.

     In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to prepare properly for Year 2000, and higher funding costs could result if consumers react to publicity about the issue by withdrawing deposits. The Bank has attempted to assess these risk and will take action to minimize their effects.

     The Year 2000 statements in the "Impact of Year 2000" section of this Form 10-KSB are Year 2000 Readiness Disclosures pursuant to the Year 2000 Information and Readiness Disclosure Act, Pub. L. No. 105-271, 112 Stat. 2386
(1998).

FORWARD-LOOKING INFORMATION

     When used in this report, the words "believes," "anticipates," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in "Management's Discussion and Analysis or Plan of Operation." The costs of the Company's Year 2000 compliance project and the dates on which the Company believes it will complete the phases of the project are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ITEM 7.   FINANCIAL STATEMENTS

     Financial statements are filed as a part of this report at the end of Part III hereof beginning at page F-1, Index to Consolidated Financial Statements, and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None


                                       PART III

     The information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-KSB and certain information included therein is incorporated herein by reference.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

  EXHIBIT NO.                             DESCRIPTION
-------------- -----------------------------------------------------------------
      **3.1    Certificate of Amendment of Certificate of Incorporation and
               Certificate of Incorporation of the Company (incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997, SEC File No. 0-28894)

      **3.2 Amended Bylaws of the Company (incorporated by reference from the Company's Registration Statement on Form S-8, filed June
               2,1997, SEC File No. 333-28215)

     **10.1    Agreement and Plan of Reorganization and Plan of Merger
               (incorporated by reference from the Company's Registration
               Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-
               12309)

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

     **10.4    Agreement for Standby Letter of Credit Advances/Confirmation,
               Collateral Pledge and Security Agreement with FHLB of Dallas
               (incorporated by reference from the Company's Registration
               Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-
               12309)

 **/***10.6    Employment Agreement with Kenneth J. Huey, Jr. (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

 **/***10.6.1  Extension of Employment Agreement with Kenneth J. Huey, Jr.
               dated November 20, 1997

 **/***10.7    Employment Agreement with Norman R. Corzine (incorporated by reference from the Company's 1996 10-KSB)

 **/***10.7.1  Extension of Employment Agreement with Norman R. Corzine dated
               November 20, 1997

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

  */***10.12   Nonqualified 401(K) Rabbi Trust for an Executive Savings Plan
               dated June 1, 1998

      *21      Subsidiaries of the Small Business Issuer

      *23      Consent of Independent Accountants

      *27      Financial Data Schedule


  *  Filed herewith
 **  Previously filed
*** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13(a) of Form 10-KSB.

(b)  REPORTS ON FORM 8-K

     The following subparagraph sets forth information concerning two Forms 8-K filed during the fourth quarter ended December 31, 1998:

     1. On December 1, 1998 the Company filed a Form 8-K reporting that the Company's wholly-owned subsidiary FirstBank had concluded as of this date a sale of its mortgage servicing portfolio (owned and serviced for others) to Suburban Mortgage Company of New Mexico of Albuquerque, New Mexico for an undisclosed purchase price. Suburban Mortgage assumes the responsibility for administering and servicing approximately $99 million in loans outstanding for itself and various other investors.

     2. On December 19, 1998 the Company filed a Form 8-K reporting that the Company for FirstBank, had declared a five cent ($.05) cash dividend payable on January 15, 1999 to shareholders of record as of December 31, 1998.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ACCESS ANYTIME BANCORP, INC.


     Date:  March 11, 1999         /s/ Norman R. Corzine
                                   ----------------------------------------
                                   Norman R. Corzine, Chairman of the Board,
                                   Chief Executive Officer
                                   (DULY AUTHORIZED REPRESENTATIVE)



     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Norman R. Corzine                   By:  /s/ R. Chad Lydick
     -----------------------------------          ------------------------------
     Norman R. Corzine                            R. Chad Lydick
     Chairman of the Board                        Director
     Chief Executive Officer
     Director

     Date:  March 11, 1999                   Date:  March 11, 1999

By:  /s/ Ken Huey, Jr.                       By:  /s/ Charles Guthals
     -----------------------------------          ------------------------------
     Ken Huey, Jr.                                Charles Guthals
     President, Chief Financial Officer           Director
     Director

     Date:  March 11, 1999                   Date:  March 11, 1999

By:  /s/ Carl Deaton                         By:  /s/ Allan M. Moorhead
     -----------------------------------          ------------------------------
     Carl Deaton                                  Allan M. Moorhead
     Director                                     Director

     Date:  March 11, 1999                   Date:  March 11 1999

By:  /s/ James A. Clark                      By:  /s/ Thomas W. Martin, III
     -----------------------------------          ------------------------------
     James A. Clark                               Thomas W. Martin, III
     Director                                     Director

     Date:  March 11, 1999                   Date:  March 11, 1999


                                     (Continued)

                                      SIGNATURES
                                     (CONTINUED)


By:  /s/ Cornelius Higgins, Ph.D.            By:  /s/ David Ottensmeyer, M.D.
     -----------------------------------          ------------------------------
     Cornelius Higgins                            David Ottensmeyer
     Director                                     Director

     Date:  March 11, 1999                   Date:  March 11, 1999

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----
Report of Independent Accountants......................................   F-2

Financial Statements:
  Consolidated Statements of Financial Condition.......................   F-3
  Consolidated Statements of Operations................................   F-4
  Consolidated Statements of Stockholders' Equity......................   F-5
  Consolidated Statements of Cash Flows................................   F-6
  Notes to Consolidated Financial Statements...........................   F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Stockholders
Access Anytime Bancorp, Inc.
Clovis, New Mexico


We have audited the accompanying consolidated statements of financial condition of Access Anytime Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Access Anytime Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for earnings per share in 1997.



Robinson Burdette Martin & Cowan, L.L.P.

Lubbock, Texas
February 12, 1999, except as to the first paragraph of Note 18 for which the date is February 17, 1999.

                    ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                  December 31
                                                                                    -----------------------------------------
ASSETS                                                                                       1998                  1997
------                                                                              --------------------  -------------------
Cash and cash equivalents                                                           $         5,232,708   $         6,814,126
Certificates of deposit                                                                       2,590,000             1,530,000
Securities available-for-sale (amortized cost of $11,487,694 and $15,036,150)                11,425,592            15,032,085
Securities held-to-maturity (aggregate fair value of $7,507,941
   and  $18,803,081)                                                                          7,528,337            18,947,399
Loans held-for-sale (aggregate fair value of $869,777 and $304,150)                             855,258               297,873
Loans receivable                                                                             88,809,104            58,172,494
Interest receivable                                                                             634,546               585,730
Real estate owned                                                                               166,195                76,091
FHLB stock                                                                                      790,233             1,667,434
Premises and equipment                                                                        2,375,205             2,054,247
Servicing rights                                                                                     --               331,296
Organizational cost, net of accumulated amortization of $89,932 and $48,055                     115,162               157,039
Deferred tax asset                                                                            1,075,586             1,402,032
Other assets                                                                                    170,441               145,372
                                                                                    --------------------  -------------------
       Total assets                                                                 $       121,768,367   $       107,213,218
                                                                                    ====================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                         $       105,045,150   $        97,412,005
   Federal Home Loan Bank advances                                                            5,750,000                    --
   Accrued interest and other liabilities                                                       686,447               358,154
   Advanced payments by borrowers for taxes and insurance                                       362,009               297,837
                                                                                    --------------------  -------------------
       Total liabilities                                                                    111,843,606            98,067,996
                                                                                    --------------------  -------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized; none
     issued                                                                                          --                    --
   Common stock, $.01 par value; 6,000,000 shares authorized;
     1,236,955 and 1,217,336 shares issued;  1,235,579 and 1,217,336
     outstanding in 1998 and 1997, respectively                                                  12,370                12,173
   Capital in excess of par value                                                             9,604,001             9,477,405
   Retained earnings (accumulated deficit)                                                      356,601              (341,673)
   Accumulated other comprehensive income (loss), net of tax of
     $21,115  and $1,382                                                                        (40,987)               (2,683)
                                                                                    --------------------  -------------------
                                                                                              9,931,985             9,145,222
   Treasury stock, at cost                                                                       (7,224)                   --
                                                                                    --------------------  -------------------
       Total stockholders' equity                                                             9,924,761             9,145,222
                                                                                    --------------------  -------------------

       Total liabilities and stockholders' equity                                   $       121,768,367   $       107,213,218
                                                                                    ====================  ===================


The accompanying notes are an integral part of these consolidated financial statements.

                  ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Years ended December 31
                                                                   ---------------------------------------------------------
                                                                         1998               1997                 1996
                                                                   -----------------  ------------------  ------------------
Interest income:
   Loans receivable                                                $       6,143,506  $       4,490,079   $       3,476,520
   U.S. government agency securities                                          70,241            103,888             292,926
   Mortgage-backed securities                                              1,452,059          2,379,293           3,434,232
   Other interest income                                                     344,241            277,041             268,950
                                                                   -----------------  ------------------  ------------------
       Total interest income                                               8,010,047          7,250,301           7,472,628
                                                                   -----------------  ------------------  ------------------

Interest expense:
   Deposits                                                                4,260,384          4,136,200           4,692,438
   FHLB advances                                                             262,640             13,007              24,663
                                                                   -----------------  ------------------  ------------------

       Total interest expense                                              4,523,024          4,149,207           4,717,101
                                                                   -----------------  ------------------  ------------------

Net interest income before provision for loan losses                       3,487,023          3,101,094           2,755,527
Provision for loan losses                                                    238,280            117,917              13,639
                                                                   -----------------  ------------------  ------------------

       Net interest income after provision for loan
         losses                                                            3,248,743          2,983,177           2,741,888
                                                                   -----------------  ------------------  ------------------

Noninterest income:
   Loan servicing and other fees                                             314,316            329,420             339,058
   Net realized gains on sales of available-for-sale
     securities                                                                   --             20,637                  --
   Net realized gains on sales of loans                                      222,830            148,915             141,175
   Real estate operations, net                                                10,466                 --                  --
   Other income                                                            1,230,666            367,338             325,378
                                                                   -----------------  ------------------  ------------------

       Total other income                                                  1,778,278            866,310             805,611
                                                                   -----------------  ------------------  ------------------

Noninterest expenses:
   Salaries and employee benefits                                          2,061,294          1,777,190           1,606,397
   Occupancy expense                                                         522,832            401,755             371,413
   Deposit insurance premium                                                 122,928            258,375           1,144,417
   Advertising                                                                54,058             53,465              28,347
   Real estate operations, net                                                    --              3,013              42,826
   Professional fees                                                         171,377             16,611             250,673
   Other expense                                                             988,235            955,369             836,996
                                                                   -----------------  ------------------  ------------------

       Total other expenses                                                3,920,724          3,465,778           4,281,069
                                                                   -----------------  ------------------  ------------------

Income (loss) before income taxes                                          1,106,297            383,709            (733,570)

Income tax expense (benefit)                                                 346,179         (1,212,000)                 --
                                                                   -----------------  ------------------  ------------------

Net income (loss)                                                  $         760,118  $       1,595,709   $        (733,570)
                                                                   =================  ==================  ==================

Earnings (loss) per common share                                   $            .62   $           1.40    $          (1.01)
                                                                   =================  ==================  ==================

Earnings (loss) per common share-assuming dilution                 $            .59   $           1.37    $          (1.01)
                                                                   =================  ==================  ==================

The accompanying notes are an integral part of these consolidated financial statements.

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             Common Stock       Treasury Stock                              Accumulated
                                          ------------------- --------------------                              Other
                                                                                    Capital      Retained   Comprehensive
                                                                                   in Excess    Earnings/      Income
                            Comprehensive   Number             Number                Of Par    (Accumulated    (Loss),
                               Income     of shares   Amount  of Shares    Amount     Value      Deficit)       Net         Total
                            ------------- --------- --------- ---------- --------- ----------- ------------ ------------- ----------
Balance  at  December  31,
  1995                                      695,698 $   6,957 $     --         --  $6,826,442  $(1,008,612) $   (204,410) $5,620,377

Net loss                    $   (733,570)        --        --       --         --          --     (733,570)           --   (733,570)

Net changes in  unrealized
   depreciation on
   available-for-sale
   securities, net                 5,815         --        --       --         --          --           --         5,815       5,815
                            -------------
Total comprehensive income  $   (727,755)
                            =============

Common stock issued                          36,500       365       --         --     193,135           --            --     193,500
                                          --------- --------- ---------- --------- ----------- ------------ ------------- ----------

Balance  at  December  31,
   1996                                     732,198     7,322       --         --   7,019,577   (1,742,182)     (198,595)  5,086,122

Net income                  $  1,595,709         --        --       --         --          --    1,595,709            --   1,595,709

Net changes in  unrealized
   depreciation on
   available-for-sale
   securities, net               195,912         --        --       --        --           --           --       195,912     195,912
                            -------------
Total comprehensive income  $  1,791,621
                            =============

Common stock issued                         461,422     4,614       --         --   2,253,569           --            --   2,258,183

Common stock rights
   issued in lieu of
   directors cash
   compensation                                  --        --       --         --      10,500           --            --      10,500

2% common stock dividend
   issued on December 1,
   1997                                      23,716       237       --         --     193,759     (193,996)           --          --

Cash dividends-fractional
  shares in cash                                 --        --        --        --          --       (1,204)           --     (1,204)
                                          --------- --------- ---------- --------- ----------- ------------ ------------ -----------

Balance at December  31,
   1997                                   1,217,336    12,173       --        --    9,477,405     (341,673)       (2,683)  9,145,222

Net income                  $    760,118         --        --       --        --           --      760,118            --     760,118

Net changes in unrealized
   depreciation on
   available-for-sale
   securities, net               (38,304)        --        --       --        --           --           --       (38,304)   (38,304)
                            -------------
Total comprehensive income  $    721,814
                            =============

Common stock issued                          19,619       197       --        --      108,596           --            --     108,793

Common stock rights
   issued in lieu of
   directors cash
   compensation                                  --        --       --        --       18,000           --            --      18,000

Purchase treasury stock                          --        --    1,376    (7,224)          --           --            --     (7,224)

Cash dividends                                   --        --       --        --           --      (61,844)           --    (61,844)
                                          --------- --------- ---------- --------- ----------- ------------ ------------ -----------
Balance  at  December  31,
   1998                                   1,236,955 $  12,370    1,376   $ (7,224) $9,604,001  $   356,601  $    (40,987)$ 9,924,761
                                          ========= ========= ========== ========= =========== ============ ============ ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years ended December 31
                                                                   ---------------------------------------------------------
                                                                         1998               1997                 1996
                                                                   -----------------  ------------------  ------------------
Cash flows from operating activities:
   Net income (loss)                                               $        760,118   $      1,595,709    $       (733,570)
   Adjustments to reconcile net income (loss) to cash
    provided (used) by operating activities:
     Depreciation                                                           269,072            144,419             133,970
     Deferred income taxes                                                  346,179         (1,212,000)                 --
     Provision for loan losses charged                                      238,280            117,917              13,639
     Amortization of premiums on investment securities                      178,164            308,294             300,594
     Amortization of loan premiums, discounts and
       deferred fees, net                                                   244,007            134,689              (6,148)
     Amortization of organizational costs                                    41,877             38,241               9,814
     Gain on sale of mortgage servicing rights                             (838,143)                --                  --
     Gain on sale of available-for-sale securities                               --            (20,637)                 --
     Gain on sale of loans held-for-sale                                   (222,830)          (148,915)           (176,011)
     Proceeds from sales of loans held-for-sale                          13,210,392          8,769,996           9,058,465
     Originations of loans held-for-sale                                (13,674,579)        (8,347,287)         (8,620,197)
     Common stock rights issued in lieu of directors
       compensation                                                          18,000             10,500                  --
     (Gain) loss on foreclosed real estate                                  (14,575)              (813)                512
     (Gain) loss on disposition of assets                                   (14,418)               727              16,112
     Net (increase) decrease in accrued interest
       receivable and other assets                                          (74,079)           162,186            (105,052)
     Increase (decrease) in accrued expense and other                       266,449              7,019             (50,506)
       liabilities
                                                                   -----------------  ------------------  ------------------
       Net cash provided by (used in) operating activities                  733,914          1,560,045            (158,378)
                                                                   -----------------  ------------------  ------------------

Cash flows from investing activities:
   Proceeds from maturities and principal repayments
     of available-for-sale securities                                     3,438,728          3,250,346           9,319,271
   Purchases of held-to-maturity securities                                      --                 --          (5,017,969)
   Proceeds from maturities and principal repayments
     of held-to-maturity securities                                      11,350,626         10,055,258          12,145,023
   Proceeds from sales of available-for-sale-securities                          --          5,376,284                  --
   Proceeds from the redemption of FHLB stock                               877,201                 --                  --
   Proceeds from sale of mortgage servicing rights                        1,203,905                 --                  --
   Net (increase) decrease in certificates of deposit                    (1,060,000)        (1,149,430)             95,855
   Net increase in loans                                                (31,165,066)       (12,836,195)        (11,302,134)
   Proceeds from sales of foreclosed real estate                             66,000             19,600              57,613
   Purchases of premises and equipment                                     (575,612)          (274,988)            (89,627)
                                                                   -----------------  ------------------  ------------------
       Net cash provided (used) by investing activities                 (15,864,218)         4,440,875           5,208,032
                                                                   -----------------  ------------------  ------------------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                    7,633,145           (751,996)        (12,469,123)
   Net increase (decrease) in other borrowed funds                        5,750,000         (3,000,000)          3,000,000
   Net increase (decrease) in advance payments by
     borrowers for taxes and insurance                                       64,172             45,738             (59,058)
   Organizational costs incurred                                                 --            (31,907)           (173,187)
   Rights offering costs incurred                                                --            (69,253)            (95,165)
   Purchase of treasury stock                                                (7,224)                --                  --
   Proceeds from issuance of common stock                                   108,793          2,422,601             193,500
   Cash dividend (fractional share payments)                                     --             (1,204)                 --
                                                                   -----------------  ------------------  ------------------
       Net cash provided (used) in financing activities                  13,548,886         (1,386,021)         (9,603,033)
                                                                   -----------------  ------------------  ------------------
Increase (decrease) in cash and cash equivalents                         (1,581,418)         4,614,899          (4,553,379)
Cash and cash equivalents at January 1                                    6,814,126          2,199,227           6,752,606
                                                                   -----------------  ------------------  ------------------
Cash and cash equivalents at December 31                           $      5,232,708   $      6,814,126    $      2,199,227
                                                                   =================  ==================  ==================
                                                 (Continued)


                  ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                                    Years ended December 31
                                                                   ---------------------------------------------------------
                                                                         1998               1997                 1996
                                                                   -----------------  ------------------  ------------------

Supplemental  disclosures  of cash flow  information:
 Cash paid during the year for:
     Interest                                                      $      4,437,249   $      4,147,090    $      4,827,856
     Income taxes                                                                --                 --                  --
   Supplemental disclosure of non-cash investing and
    financing activities
     Real estate acquired in settlement of loans                             46,169             20,862              53,419
     Common stock dividend                                                       --            193,996                  --
     Loans to facilitate the sale of real estate owned                           --                 --              23,000



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

SECURITIES AVAILABLE-FOR-SALE - Securities to be held for indefinite periods of time and not intended to be held-to-maturity are classified as available-for-sale. Assets included in this category are those assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in liquidity needs, interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes. Securities available-for-sale are recorded at fair value. Both unrealized gains and losses on securities available-for-sale, net of taxes, are included as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of financial condition until these gains or losses are realized. Gain and losses are determined using the specific-identification method. If a security has a decline in fair value that is other than temporary, the security is written down to its fair value by recording a loss in the consolidated statements of operations.


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

FORECLOSED REAL ESTATE - Real estate properties acquired through foreclosure, or in lieu of foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. Any excess of the loan balance and foreclosure costs over the fair value at the date of foreclosure is charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in real estate operations, net.

ORGANIZATIONAL COSTS - Organizational costs are being amortized using the straight-line method over five years.

STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25") and related interpretations in accounting for its stock-based compensation plans.

In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" which was effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB 25. The Company has elected to continue to apply the measurement provisions of APB 25.

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

NET INCOME (LOSS) PER SHARE - Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that would have occurred if stock options and other contingently issuable shares of common stock had been issued during the period


                                  (Continued)

                  ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRESENTATION - Effective January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, but has no effect on the Company's net income or total stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

IMPACT OF NEW ACCOUNTING STANDARDS - In June 1996, the FASB issued SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which was amended in December 1996. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Company was required to adopt certain provisions of SFAS No. 125 for the year beginning January 1, 1997 and certain other provisions of the Statement for the year beginning January 1, 1998. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This Statement supersedes SFAS No. 14, FINANCIAL REPORTING SEGMENTS OF A BUSINESS ENTERPRISE, and utilizes the "management approach" for segment reporting. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on any manner in which management disaggregates its company such as by products and services, geography, legal structure and management structure. SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures especially by countries as opposed to broad geographic regions. This Statement also requires descriptive information about the way the operating segments were determined, the products/services provided by the operating segments, the differences between the measurements used in reporting segment information and those used in general purpose financial statements, and the changes in the measurement of segment amounts from period to period. The provisions of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997, or January 1, 1998, for the Company, with earlier application permitted. The adoption of the statement in management's opinion did not result in any significant disclosures in addition to those already contained in the Company's financial statements.

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


                                  (Continued)

                ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

NOTE 2    SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amounts of securities and their approximate fair values at December 31 follow:


                                                    Amortized                 Gross unrealized                   Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  ------------------  -----------------  -----------------
AVAILABLE-FOR-SALE SECURITIES:

   December 31, 1998:
     Mortgage-backed securities:
       GNMA adjustable rate                      $      11,487,694  $         17,726    $          79,828  $     11,425,592
                                                 -----------------  ----------------    -----------------  ----------------
                                                 -----------------  ----------------    -----------------  ----------------


   December 31, 1997:
     Mortgage-backed securities:
       GNMA adjustable rate                      $      15,036,150  $         69,199    $          73,264  $     15,032,085
                                                 -----------------  ----------------    -----------------  ----------------
                                                 -----------------  ----------------    -----------------  ----------------


                                                    Amortized                 Gross unrealized                  Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  ------------------  -----------------  -----------------

HELD-TO-MATURITY SECURITIES:

   December 31, 1998:
     Mortgage-backed securities:
       FNMA participation certificates           $       2,860,553  $           1,020   $          10,234  $       2,851,339
       FHLMC participation certificates                  3,356,571              4,019               1,207          3,359,383
       FHLMC adjustable rate                             1,311,213                 --              13,994          1,297,219
                                                 -----------------  ------------------  -----------------  -----------------

                                                 $       7,528,337  $           5,039   $          25,435  $       7,507,941
                                                 -----------------  ------------------  -----------------  -----------------
                                                 -----------------  ------------------  -----------------  -----------------

   December 31, 1997:
     Mortgage-backed securities:
       FNMA participation certificates           $       4,362,078  $              --   $          55,795  $       4,306,283
       FHLMC participation certificates                 12,942,259              6,127              66,551         12,881,835
       FHLMC adjustable rate                             1,643,062                 --              28,099          1,614,963
                                                 -----------------  ------------------  -----------------  -----------------

                                                 $      18,947,399  $           6,127   $         150,445  $      18,803,081
                                                 -----------------  ------------------  -----------------  -----------------
                                                 -----------------  ------------------  -----------------  -----------------

                                  (Continued)

                ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

NOTE 2    SECURITIES  (CONTINUED)

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 1998 were as follows:


                                                    Available-for-sale securities:         Held-to-maturity securities:
                                                 -------------------------------------  ------------------------------------
                                                    Amortized             Fair             Amortized             Fair
                                                       Cost               Value               Cost              Value
                                                 -----------------  ------------------  -----------------  -----------------
Due in one year or less                          $              --  $              --   $         968,146  $         970,590
Due from one to five years                                      --                 --           5,248,978          5,240,132
Due from five to ten years                                      --                 --                  --                 --
Due after ten years                                     11,487,694         11,425,592           1,311,213          1,297,219
                                                 -----------------  ------------------  -----------------  -----------------

                                                 $      11,487,694  $      11,425,592   $       7,528,337  $       7,507,941
                                                 -----------------  ------------------  -----------------  -----------------
                                                 -----------------  ------------------  -----------------  -----------------

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The underlying principal on mortgage-backed securities may be recovered earlier than their scheduled contractual maturities because of principal prepayments.

Securities of $4,445,695 and $2,800,534 were pledged to secure public deposits and for other purposes required or permitted by law at December 31, 1998 and 1997, respectively.


NOTE 3    LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, at December 31, follows:


                                                                     Gross unrealized
                                                        --------------------------------------------
      December 31               Amortized cost                Gains                    Losses                 Fair value
------------------------      -------------------       -------------------      -------------------      -------------------

         1998                 $         855,258         $          14,519        $              --        $         869,777
         1997                           297,873                     6,277                       --                  304,150

Proceeds from sale of loans held-for-sale were $13,127,660, $8,769,996, and $9,058,465 for the years ended December 31, 1998, 1997 and 1996, respectively. Gains of $223,083 and losses of $253 were recognized in 1998, while gains of $149,742 and losses of $827 were recognized in 1997, and gains of $176,411 and losses of $400 were recognized in 1996.

                                  (Continued)

                ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

NOTE 4    LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

                                                                                                   December 31
                                                                                      --------------------------------------
                                                                                            1998                1997
                                                                                      -----------------  -------------------
First mortgage loans:
   Conventional                                                                       $      67,703,131  $      41,730,469
   FHA insured and VA guaranteed                                                              6,520,261          4,531,977
Consumer and installment loans                                                               13,560,182         11,377,032
Construction loans                                                                            1,329,806            889,400
Other                                                                                         1,949,673          1,167,782
                                                                                      -----------------  -------------------

                                                                                             91,063,053         59,696,660

Less:
   Loans in process                                                                             947,193            535,054
   Unearned discounts, deferred loan fees, and other                                            705,772            461,765
   Allowance for loan losses                                                                    600,984            527,347
                                                                                      -----------------  -------------------

                                                                                      $      88,809,104  $      58,172,494
                                                                                      -----------------  -------------------
                                                                                      -----------------  -------------------

An analysis of the changes in allowance for loan losses follows:

                                                                                             Years ended December 31
                                                                    --------------------------------------------------------
                                                                          1998                1997               1996
                                                                    ------------------  -----------------  -----------------
Balance at beginning of year                                        $        527,347    $        429,241   $        427,889

Loans charged-off                                                           (190,056)            (61,597)           (17,882)
Recoveries                                                                    25,413              41,786              5,595
                                                                    ------------------  -----------------  -----------------

       Net loans charged-off                                                (164,643)            (19,811)           (12,287)
Provision for loan losses charged to operations                              238,280             117,917             13,639
                                                                    ------------------  -----------------  -----------------

Balance at end of year                                              $        600,984    $        527,347   $        429,241

                                                                    ------------------  -----------------  -----------------
                                                                    ------------------  -----------------  -----------------

An analysis of the changes of loans to directors, executive officers, and major stockholders were as follows:

                                                                                    Years ended December 31
                                                                    --------------------------------------------------------
                                                                          1998                1997               1996
                                                                    ------------------  -----------------  -----------------
Balance at beginning of year                                        $        984,434    $        315,605   $        262,180
Loans originated                                                           1,743,100             904,375            110,623
Loan principal payments and other reductions                                (454,918)           (235,546)           (57,198)
                                                                    ------------------  -----------------  -----------------

Balance at end of year                                              $      2,272,616    $        984,434   $        315,605
                                                                    ------------------  -----------------  -----------------
                                                                    ------------------  -----------------  -----------------

                                  (Continued)

                ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

NOTE 4    LOANS RECEIVABLE (CONTINUED)

The Bank had outstanding commitments to originate loans at December 31, 1998 and 1997 of approximately $2,057,000 and $1,057,000, respectively.

The following table summarizes impaired loan information:

                                                                                 December 31,
                                                                           1998                1997
                                                                     -----------------  -------------------
Recorded investment in impaired loans                                $         882,213  $            83,026
Average recorded investment in impaired loans                                  121,143            1,603,516
Interest income on impaired loans                                                   --              117,181

The Bank is not committed to lend additional funds to borrowers with non-performing or renegotiated loans.

NOTE 5    PREMISES AND EQUIPMENT

Components of premises and equipment included in the consolidated statements of financial condition at December 31, 1998 and 1997 were as follows:

                                                                      1998                1997
                                                                -----------------  -------------------
Cost:
   Land                                                         $         407,593  $         407,593
   Bank premises                                                        2,176,599          2,172,022
   Furniture and equipment                                              1,441,315          1,576,079
   Automobiles                                                             95,385             77,646
                                                                -----------------  -------------------

       Total cost                                                       4,120,892          4,233,340
Less accumulated depreciation                                           1,745,687          2,179,093
                                                                -----------------  -------------------

       Net book value                                           $       2,375,205  $       2,054,247
                                                                =================  ===================

Certain Bank facilities and equipment are leased under various operating leases. Rental expense was $18,942 in 1998, $17,818 in 1997 and $8,253 in 1996.

Future minimum rental commitments under noncancelable leases are:

              1999                                               $          17,974
              2000                                                          16,854
              2001                                                           9,832
                                                                 -----------------

                                                                 $          44,660
                                                                 =================

                                  (Continued)

                ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

NOTE 6    LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. Mortgage servicing rights of approximately $100,000,000 were sold in the last quarter of 1998 and the Bank realized a gain of $838,143. The unpaid balances of loans serviced for others at December 31 are summarized as follows:

                                                                          1998                1997               1996
                                                                    ------------------  -----------------  -----------------
Mortgage loans underlying pass through certificates:
  GNMA                                                              $              --   $       2,630,780  $       2,868,539
  FHLMC                                                                            --           5,115,155          6,574,245
Mortgage loan portfolios serviced for:
  FNMA                                                                             --          33,371,117         33,904,655
  Other investors                                                                  --           1,252,871          1,418,465
                                                                    ------------------  -----------------  -----------------

                                                                    $              --   $      42,369,923  $      44,765,904
                                                                    ==================  =================  =================

Custodial escrow balances maintained in connection with loan servicing were $0 and $391,580 at December 31, 1998 and 1997, respectively.

Mortgage servicing rights retained on loans sold of $129,632 and $55,152 were capitalized in 1998 and 1997, respectively.

Following is an analysis of the aggregate changes in servicing rights asset balances for the years 1998, 1997 and 1996.

Balance, January 1, 1996                                                          $        359,854
Amortization*                                                                              (52,142)
Originated mortgage servicing rights                                                        37,842
                                                                                  -----------------

Balance, January 1, 1997                                                                   345,554
Amortization*                                                                              (69,380)
Originated mortgage servicing rights                                                        55,122
                                                                                  -----------------

Balance, January 1, 1998                                                                   331,296
Amortization*                                                                              (95,166)
Originated mortgage servicing rights                                                       129,632
Originated mortgage servicing rights sold                                                 (365,762)
                                                                                  -----------------

Balance, December 31, 1998                                                        $              0
                                                                                  =================

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

The Bank grants consumer, commercial business, commercial real estate, and residential loans to customers in its trade area. Generally, the loans are secured by real estate; however, the Bank does make consumer loans and commercial loans. The loans are expected to be repaid from the cash flow of the borrowers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the general economic conditions of the region.

The Bank's collateral policy is to secure all real estate loans by mortgages, place first liens on available assets underlying commercial loans, and perfect purchase money liens on consumer loan products. The Bank grants unsecured loans to its customers.

NOTE 8    DEPOSITS

The composition of deposits and the effective rates of interest at December 31 were as follows:

                                                                                              1998               1997
                                                                                        -----------------  -----------------
Checking accounts - noninterest bearing                                                 $       4,474,107  $       3,226,028
Savings accounts (1998 - 2.25%; 1997 - 2.50%)                                                   6,338,225          6,927,394
Insured Money Market accounts (1998 - 2.55%-4.75%; 1997 - 2.80%-4.50%)                         18,754,049         15,711,088
Transaction accounts (1998 - .50%-2.70%; 1997 -.50%-2.70%)                                      7,430,775          6,758,786
Certificates of deposit:
   2.01% - 3.00%                                                                                   67,132             29,446
   3.01% - 4:00%                                                                                  779,096            535,148
   4.01% - 5.00%                                                                               39,958,157         38,898,386
   5.01% - 6.00%                                                                               23,463,691         21,402,537
   6.01% - 7.00%                                                                                3,332,233          3,465,336
   7.01% - 8.00%                                                                                  447,685            457,856
                                                                                        -----------------  -----------------

                                                                                        $     105,045,150  $      97,412,005
                                                                                        =================  =================

                                  (Continued)

                ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

NOTE 8    DEPOSITS (CONTINUED)

At December 31, 1998, the scheduled maturities of certificates of deposits were as follows:

                                                       Amount        Percent of total
                                                  -----------------  -----------------
1999                                              $      54,900,452            80.7%
2000                                                      6,809,272            10.0
2001                                                      2,615,471             3.9
2002                                                      2,334,104             3.4
2003                                                      1,388,695             2.0
                                                  -----------------  -----------------

                                                  $      68,047,994           100.0%
                                                  =================  =================

At December 31, 1998 and 1997, individual deposit accounts in excess of $100,000 amounted to $6,034,088 and $3,582,510, respectively.

Interest expense on deposits for the years ended December 31 was as follows:

                                                          1998                1997               1996
                                                    ------------------  -----------------  -----------------
Savings accounts                                    $        160,639    $        188,337   $        225,687
Money Market accounts                                        499,684             487,209            319,687
Transaction accounts                                         234,631              88,385            150,649
Certificates of Deposit                                    3,365,430           3,372,269          3,996,415
                                                    ------------------  -----------------  -----------------

                                                    $      4,260,384    $      4,136,200   $      4,692,438
                                                    ==================  =================  =================

At December 31, 1998 and 1997, the Bank had accrued interest payable on certificates of deposit totaling $155,094 and $95,554, respectively. The weighted average interest rate on deposits was 4.27%, 4.27%, and 4.46% for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 9    OTHER BORROWED FUNDS

Each FHLB is authorized to make advances to its members, subject to such regulations and limitations as the FHLB may prescribe. At December 31, 1998, advances from FHLB of $5,750,000 were collateralized by investment securities totaling $7,137,000. Interest on these advances accrues at rates ranging between 5.33% and 5.77% and the advances mature in 2003. The Bank is also required to maintain stock ownership in the FHLB of at least a minimum percentage of its loans. At December 31, 1998, the Bank's investment in stock of the FHLB was deficient by approximately $44,000. There were no advances from FHLB outstanding at December 31, 1997.

At December 31, 1998 and 1997, the Company had lines of credit totaling $200,000 and $100,000 respectively, from other banks. The lines of credit bear market rates of interest and borrowings thereunder, if any, are to be used for general Company purposes. These borrowings mature between July 16, 1999 and June 5, 2001.

                             (Continued)

                ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

NOTE 10   INCOME TAXES

At December 31, 1998, the Company had remaining net operating loss ("NOL") carryforwards of approximately $5,074,000 for federal income tax purposes which expire in varying amounts through 2010. The Company also has a capital loss carryforward of $497,000 for tax purposes which will expire in 2002. In addition, the alternative minimum tax ("AMT") NOL carryforward and AMT credit carryforward were approximately $5,906,000 and $101,000, respectively, which expire in varying amounts through 2010. Investment tax credit carryforwards of approximately $38,000 expire in varying amounts through 2005.

Section 382 of the Internal Revenue Code ("Code") provides that the aforementioned tax NOL carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year testing period. Due to the fact that the Company has a tax NOL carryforward, it is required to report changes in ownership of 5% or greater of stockholders annually to the Internal Revenue Service. The statute and applicable Treasury regulations are extremely complex. The Company believes that no change of ownership as defined in applicable Section 382 regulations occurred through the three-year testing period ended December 31, 1998. However, if such a change in ownership occurs, the annual use of the tax NOL carryforwards would be subject to an annual limitation.

Stockholders' equity at December 31, 1998 includes approximately $2,100,000 for which no provision for Federal income tax has been accrued. These amounts represent allocation of income to bad debt reserves for tax purposes only. Reduction of amounts so allocated for purposes other than losses on loans will create income for tax purposes only, which will be subject to the then current corporate tax rate.

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

The reasons for the differences between the statutory federal income tax rates and the effective tax rates for the years ended December 31 are summarized as follows:

                                                                          1998                1997               1996
                                                                    ------------------  -----------------  -----------------
Statutory rates                                                            34.00 %             34.00 %            34.00 %
Effect of net operating loss                                                 --               (34.00)            (34.00)
Deferred tax asset valuation allowance adjustment                            --              (315.86)               --
Other                                                                      (2.71)                --                 --
                                                                    ------------------  -----------------  -----------------

                                                                           31.29%            (315.86)%             --   %
                                                                    ==================  =================  =================

                               (Continued)

                ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

NOTE 10   INCOME TAXES (CONTINUED)

The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes thereon were as follows:

                                  December 31,           Net            December 31,           Net             December 31,
                                     1996              change              1997               change               1998
                                ---------------    ---------------    ----------------    ---------------    ---------------
OPERATIONAL ITEMS:
  Deferred taxes assets:
   Net operating loss
    carryforward                $    2,206,000     $      (115,000)   $     2,091,000     $      (381,000)   $     1,710,000
   Capital loss
    carryforward                       319,000                  --            319,000            (150,000)           169,000
   Bad debt deduction and
    deferred loan fees                 143,000              22,000            165,000              13,000            178,000
   Other                                 7,000               2,000              9,000               8,000             17,000
                                ---------------                       ----------------                       ---------------
                                     2,675,000                              2,584,000                              2,074,000
   Valuation allowance              (2,008,000)          1,373,000           (635,000)                 --           (635,000)
                                ---------------    ---------------    ----------------    ---------------    ---------------
    Deferred tax assets                667,000           1,282,000          1,949,000            (510,000)         1,439,000
                                ---------------    ---------------    ----------------    ---------------    ---------------
  Deferred tax liabilities:
   Depreciation                       (241,000)             12,000           (229,000)             (8,000)          (237,000)
   FHLB stock                         (221,000)            (32,000)          (253,000)            126,000           (127,000)
   Originated mortgage
    servicing rights                   (16,000)            (50,000)           (66,000)             66,000                 --
                                ---------------    ---------------    ----------------    ---------------    ---------------
    Deferred tax
     liabilities                      (478,000)            (70,000)          (548,000)            184,000           (364,000)
                                ---------------    ---------------    ----------------    ---------------    ---------------
    Net deferred tax asset      $      189,000     $     1,212,000    $     1,401,000     $      (326,000)   $     1,075,000
                                ===============    ===============    ================    ===============    ===============
EQUITY ITEMS:
  Deferred tax assets:
   Investments                  $       68,000     $       (67,000)   $         1,000     $        20,000    $        21,000
                                ---------------                       ----------------                       ---------------
                                        68,000                                  1,000                                 21,000
   Valuation allowance                 (68,000)             68,000                 --                  --                 --
                                ---------------    ---------------    ----------------    ---------------    ---------------
    Deferred tax assets                     --               1,000              1,000              20,000             21,000
  Deferred tax liabilities                  --                  --                 --                  --                 --
                                ---------------    ---------------    ----------------    ---------------    ---------------
    Net deferred tax asset      $           --     $         1,000    $         1,000     $        20,000    $        21,000
                                ===============    ===============    ================    ===============    ===============

During 1997, the Company changed its estimate with respect to the future benefits of their NOL carryforwards and, accordingly, reduced the related valuation allowance. To the extent the valuation allowance was reduced, the related tax benefit was credited to income.

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

In accordance with Office of Thrift Supervision ("OTS") regulations, the Bank must have: (1) core capital equal to 4% of adjusted total assets; (2) tangible capital equal to 1.5% of adjusted total assets; and (3) total capital equal to 8.0% of risk-weighted assets, which includes off-balance sheet items.

The following table is a reconciliation of the Bank's capital for regulatory purposes at December 31, 1998 as reported to the OTS.

                                                                         Tier 1-            Tier 1-             Total
                                                                          Core             Risk-based         Risk-based
                                                                         Capital            Capital            Capital
                                                                    ------------------  -----------------  -----------------
Total regulatory assets                                             $    121,536,382
Net unrealized depreciation on
   available-for-sale securities, net                                         40,987
Less intangible assets disallowed for
   regulatory purposes                                                      (305,232)
                                                                    ------------------

Adjusted regulatory total assets                                    $    121,272,137
                                                                    ==================

Risk-based assets                                                                       $    67,883,000    $    67,883,000
                                                                                        =================  =================

Stockholders' equity                                                $      9,642,085    $     9,642,085    $     9,642,085
Net unrealized depreciation on
   available-for-sale securities, net                                         40,987             40,987             40,987
General valuation allowance                                                       --                 --            600,984
Less intangible assets disallowed for
   regulatory purposes                                                      (305,232)          (305,232)          (305,232)
                                                                    ------------------  -----------------  -----------------

Regulatory capital                                                         9,377,840          9,377,840          9,978,824
Regulatory capital required to be "well capitalized"                       6,063,607          4,072,980          6,788,300
                                                                    ------------------  -----------------  -----------------

Excess regulatory capital                                           $      3,314,233    $     5,304,860    $     3,190,524
                                                                    ==================  =================  =================

Bank's capital to adjusted regulatory assets                                    7.73%
                                                                    ==================

Bank's capital to risk-based assets                                                               13.81%             14.70%
                                                                                        =================  =================

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

NOTE 12   COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN

On October 30, 1997, the Company declared a 2% stock dividend on the Company's common stock for stockholders of record on October 31, 1997. The dividend was paid in December 1997. The dividend was charged to accumulated deficit in the amount of $195,201, including a $1,204 cash payment for dividends on fractional shares. Average shares outstanding and all per share amounts included in the consolidated financial statements and notes are based on the increased number of shares giving effect to the stock dividend. A cash dividend of $.05 per share was paid on January 5, 1999 to shareholders of record as of December 31, 1998.

Under the 1986 Stock Option and Incentive Plan ("1986 Plan"), as amended, the Bank could grant Incentive and Non-Incentive Stock Options, as well as Stock Appreciation Rights ("SARs") to officers, directors, key employees and other persons up to a maximum of 68,250 shares of the Bank's common stock. The 1986 Plan was administered by a committee of the Board of Directors. The 1986 Plan terminated in August 1996. Under the provisions of the 1986 Plan, stock options had terms that were determined by the committee, but not to exceed ten years from the date of grant. However, in the case of optionees who owned in excess of 10% of the outstanding common stock of the Bank, the term of the stock option could not exceed five years. The aggregate fair market value of the options for which any persons could be granted in any calendar year could not exceed $100,000. During 1996, 36,500 shares of common stock were issued in connection with exercises of stock options. The aggregate proceeds received by the Company in connection with the exercises was $193,500. During 1997, 544 shares of common stock were issued in connection with exercises of stock options, with proceeds to the Company of $2,992. During 1998, 12,519 shares of common stock were issued in connection with exercise of options under this plan with proceeds to the Company of $68,855. At December 31, 1998 there were no remaining options outstanding under the 1986 plan.

In 1997, the stockholders approved the 1997 Stock Option and Incentive Plan ("1997 Plan") to provide a means for the Company to attract and retain officers, directors and employees. Under the terms of the 1997 Plan, the aggregate number of shares of stock to be issued pursuant to the exercise of all options granted under the 1997 Plan may not exceed 183,600. No options may be granted under the 1997 Plan after ten years from the date of the adoption of the 1997 Plan. In addition, the 1997 Plan also provides for the granting of Stock Appreciation Rights ("SARs"). During 1997, options to purchase 165,240 shares were granted all of which were immediately exercisable. No options were awarded under the 1997 Plan during 1998. No SARs were granted during 1998 or 1997. During 1998, 7100 shares of common stock were issued in connection with exercise of options under the 1997 Plan with proceeds to the Company of $39,938. At December 31, 1998 and 1997, options to purchase 18,360 shares of the Company's common stock were available for issuance under the 1997 Plan.

                        (Continued)

                ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

NOTE 12   COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN
          (CONTINUED)

The Company accounts for compensation costs incurred in connection with the granting of stock options using the intrinsic value method prescribed in APB No. 25. As such, no compensation expense was recorded in connection with the granting of stock options during 1996 or 1997 as the exercise price was not below the market price of the Company's common stock at the respective dates of grant. In 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, which, if fully adopted by the Company, would change the method the Company applies in recognizing costs associated with the granting of stock options. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has determined not to elect these provisions. However, pro-forma disclosure of net income and earnings per share as if the Company adopted the cost recognition provisions of SFAS No. 123 are required and are presented below.

A summary of the status of the Company's stock options as of December 31, 1998 and 1997 and the changes for the years then ended is presented below:

                                                                           For the years ended December 31
                                                          -------------------------------------------------------------------
                                                                        1998                               1997
                                                          ----------------------------------  -------------------------------
                                                                               Weighted                          Weighted
                                                                                Average                           Average
                                                               Shares        Exercise Price       Shares       Exercise Price
Options outstanding, beginning of year                           177,759   $          6.752        13,063    $        5.500
Granted                                                               --                 --       165,240             6.847
Exercised                                                        (19,619)             5.545          (544)            5.500
Expired                                                               --                --             --                --
                                                          ----------------                    -------------
Options outstanding, end of year                                 158,140   $          6.902       177,759    $        6.752
                                                          ---------------- -----------------  -------------  ----------------
                                                          ---------------- -----------------  -------------  ----------------
Weighted average fair market value of options
   granted during the year                                                 $         N/A                     $        2.54
                                                                           -----------------                 ----------------
                                                                           -----------------                 ----------------

                             (Continued)

                ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

NOTE 12   COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN
          (CONTINUED)

The following table summarizes information about options outstanding as of December 31, 1998:

                                                             Options Outstanding and Exercisable
                                  ------------------------------------------------------------------------------------------

                                           Number                   Weighted Average                     Weighted
                                       Outstanding and            Remaining Contractual              Average Exercise
   Range of Exercise Price               Exercisable                  Life (In Years)                      Price
-------------------------------   -------------------------   ------------------------------   -----------------------------
$5.625 to $8.375                                158,140                      8.61                         $   6.902

The fair value of each option granted during 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               1997               1996
                                                         -----------------  -----------------
Dividend yield                                                   --  %              --  %
Expected volatility                                             30.73%             36.46%
Risk-fee interest rate                                           6.16%              6.19%
Expected lives (in years)                                         5                  2

Had compensation cost for all grants of stock options during 1997 and 1996 been determined based on the fair value at the date of grant, reported net income (loss) and earnings (loss) per share would have been adjusted to the pro-forma amounts shown below:

                                                                                   1997               1996
                                                                             -----------------  -----------------
Net income (loss)
  As reported                                                                $       1,595,709  $       (733,570)
  Pro-forma                                                                          1,319,376          (750,884)

Earnings (loss) per share
  As reported                                                                $            1.40  $          (1.01)
  Pro-forma                                                                               1.16             (1.04)

Earnings (loss) per share-assuming dilution
  As reported                                                                $            1.37  $          (1.01)
  Pro-forma                                                                               1.13             (1.04)

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

                              (Continued)

                ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

NOTE 12   COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN
          (CONTINUED)

The Retainer Plan defers the recognition of compensation by the directors by deferring the issuance of common stock to the director until the director leaves the board. A total of 50,000 shares of common stock have been reserved for issuance under the Retainer Plan. During 1997, $10,500 of directors fees, representing 1,579 shares of common stock to be issued, were reserved under the terms of the Retainer Plan. During 1998, $18,000 of directors fees, representing 1,736 shares of common stock to be issued, were reserved under the terms of the Retainer Plan. As of December 31, 1998, none of these shares have been issued.

NOTE 13   EMPLOYEE BENEFIT PLANS

The Company and the Bank have a profit sharing/employee stock ownership plan for which substantially all employees are eligible. Contributions, when made, may be made in the form of cash or in common stock of the Company. Contribution amounts are based upon employee's compensation, but may not exceed maximum deductible limits for federal income tax purposes. Employer contributions to the employee stock ownership plan of $15,754, $11,637, and $0, were made in 1998, 1997, and 1996, respectively.

Effective January 1, 1989, this plan was amended to include a 401(k) before-tax salary deferral feature. Employees may elect to contribute to the plan and such contributions may be matched by the Bank as a percentage of each employee's contribution. Employer contributions made to the 401(k) plan for the years ended December 31, 1998, 1997, and 1996 totaled $20,161, $15,849, and $3,431, respectively.

In June 1998, the Bank established an executive savings plan to provide additional benefits for select highly compensated management employees of the Bank as a means for participants to defer a portion of their compensation for the future. Participants may contribute to the plan a percentage of their basic compensation varying from 1% to 12%. The Bank may make discretionary matching contributions to the plan. Salary deferrals and matching contributions, if any, are funded into a Rabbi Trust which are available to the general creditors of the Bank and, as a result, are recorded on the books and records of the Company. There were no contributions made by the Company during 1998. All salary deferral contributions during 1998 were invested in the Company's common stock.

NOTE 14   NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share has been computed by dividing net income
(loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share has been computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period adjusted for the assumed exercise of outstanding stock options and other contingently issuable shares of common stock. Net income (loss) for basic and diluted earnings per share are the same, as there are no contingently issuable shares of stock whose issuance would have impacted net income.

                            (Continued)

                ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

NOTE 14   NET INCOME (LOSS) PER SHARE (CONTINUED)

A reconciliation between basic and diluted weighted average common shares outstanding follows:

                                                                          1998                1997               1996
                                                                    ------------------  -----------------  -----------------
Weighted average common
     shares - Basic                                                       1,221,533            1,141,316            724,409

Plus effect of dilutive securities:
  Stock Options                                                              63,418               24,066               --
  Common Stock Rights                                                         2,473                  646               --
                                                                    ------------------  -----------------  -----------------

Weighted average common
     shares - Assuming Dilution                                           1,287,424            1,166,028            724,409
                                                                    ------------------  -----------------  -----------------
                                                                    ------------------  -----------------  -----------------

For the year ended December 31, 1996, the dilutive effect of outstanding stock options has not been considered due to the fact that their effects would be anti-dilutive.

NOTE 15   FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial position. The contract or notional amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At December 31, 1998, unfunded credit commitments are as follows:

        Commitments to extend residential loans           $   2,057,237
        Lines of credit                                   $   3,916,882
        Credit cards                                      $   1,149,560

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

                       (Continued)

                ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

NOTE 15   FINANCIAL INSTRUMENTS (CONTINUED)

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Currently, letters of credit are not extended beyond one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral and personal guarantees as deemed necessary. At December 31, 1998, the Bank had no standby letters of credit outstanding.

At December 31, 1998, the Bank had no open interest rate swaps, futures, options, or forward contracts.

At December 31, 1998 and 1997, the Bank had $2,912,495 and $1,355,106,
respectively, of commitments to sell newly-originated single family residential loans.

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

The fair value of off-balance sheet financial instruments is estimated to equal the carrying amount at December 31, 1998 and 1997.

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

The estimated fair values of the Bank's financial instruments are shown below:


                                                               December 31, 1998                  December 31, 1997
                                                        ---------------------------------  ---------------------------------
                                                        Carrying amount  Estimated fair    Carrying amount    Estimated fair
                                                                              value                                value
                                                        ---------------- ----------------  ----------------  ---------------
                                                                                   (In Thousands)
Financial assets:
   Cash and cash equivalents                            $         5,233  $         5,233   $         6,814   $         6,814
   Certificates of deposit                                        2,590            2,602             1,530             1,532
   Securities available-for-sale                                 11,426           11,426            15,032            15,032
   Securities held-to-maturity                                    7,528            7,508            18,947            18,803
   Loans held-for-sale                                              855              870               298               304

   Loans receivable                                              88,809           91,045            58,172            58,440
   Accrued interest receivable                                      635              635               586               586
   FHLB stock                                                       790              790             1,667             1,667

Financial liabilities:
   Deposits                                                     105,045          101,535            97,412            94,577
   Accrued interest payable                                         686              686               358               358
   Advance payments by borrowers for taxes and
     insurance                                                      362              362               298               298
   FHLB advances                                                  5,750            5,778                --                --


The deferred income amounts arising from unrecognized financial instruments are not significant. Also, these financial instruments have contractual interest rates at or above current market rates. Therefore, no market value disclosure is provided for these items.


                                   (Continued)

NOTE 16   COMMITMENTS AND CONTINGENCIES

The Company and its subsidiary are from time to time parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or its subsidiary which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Company.

As the year 2000 approaches, a significant business issue has emerged regarding how existing software programs and operating systems can accommodate the date value for the year 2000. Many existing software products, including products used by the Bank and its suppliers and customers, were designed to accommodate only a two-digit date value, which represents the year. For example, information relating to the year 1996 is stored in the system as 96. As a result, the year 1999 could be the maximum date value that these systems will be able to process accurately. In response to concerns about this issue, regulatory agencies have begun to monitor bank holding companies' and banks' readiness for the year 2000 as part of their regular examination process.

The Company presently believes that with modifications to existing software and the conversion to new software, the year 2000 issue will not pose significant operational problems for the Bank's business operations. Substantially all data processing services for the Bank are provided by FiServ in Brookfield, Wisconsin. FiServ has been engaged by the Bank to ensure the system is fully 2000 compliant by the second quarter of 1999. An agreement has been entered into and augmented by FiServ with written status reports on a monthly basis. Reports to date indicate that FiServ has met all target dates and is prepared to meet all future target dates for completion of the project. Management believes that, to date, FiServ is completely converted, tested and compliant. Management of the Bank is not aware of limitations on any legal remedies of the Bank as a result of year 2000 damages it may suffer should damages be incurred.

Additionally, implementation of the Bank's plan to test in-house and out-sourced software has been underway since the first quarter of 1998. Testing of applications considered to be mission critical are scheduled for completion by the first quarter of 1999. Total compliance for all systems, including the Bank's out-sourced computer systems, is expected by management to be completed by the second quarter of 1999. Compliance audits performed to date on the Bank have been positive and no specific items of improvement were noted.

Management currently estimates that year 2000 compliance for the Bank will cost less than $100,000. The Year 2000 Committee is responsible for progress and will continue to provide a status report to the board of directors on a quarterly basis through December 31, 2000. However, if the modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material adverse impact on the operations of the Bank. Because of the factors discussed below, management cannot estimate with any reasonable degree of certainty the magnitude of lost revenues should management's reasonable worst case scenario develop in which the Bank would need to use an alternate vendor to become year 2000 compliant and noncompliant customers were unable to repay their loans.


                                   (Continued)

The Bank has sent direct mail to their customers regarding the year 2000 issue and the need for readiness, pursuant to guidelines of the banking industry regulators. However, response to these inquiries has been low. Management intends to continue to solicit customer response on this matter. Failure of the Bank's customers to prepare for the year 2000 compatibility could have a significant adverse effect on customers' operations and profitability, thus inhibiting their ability to repay loans and adversely affect the Bank's operations. The Bank does not have sufficient information accumulated from customers to enable the Bank to assess the degree to which customers' operations are susceptible to potential problems relating to the year 2000 issue or, further, to quantify the potential lost revenue to the Bank in this case.

NOTE 17   PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

The following condensed statements of financial condition as of December 31, 1998 and 1997, and the related statements of operations and cash flows for the years then ended for the Company should be read in conjunction with the consolidated financial statements and notes thereto.

                        STATEMENTS OF FINANCIAL CONDITION


                                                                                                   December 31
                                                                                    -----------------------------------------
                                                                                            1998                 1997
                                                                                    --------------------  -------------------
Assets:
   Cash and cash equivalents                                                        $           128,243   $           105,400
   Investment in the Bank                                                                     9,642,085             8,888,028
   Organizational cost, net                                                                     115,162               157,039
   Deferred tax asset                                                                           126,354                13,370
   Other assets                                                                                     255                   170
                                                                                    --------------------  -------------------

       Total assets                                                                 $        10,012,099   $         9,164,007
                                                                                    ====================  ===================

Liabilities:
   Accounts payable and accrued expenses                                            $            25,495   $            18,785
   Accrued dividends payable                                                                     61,844                    --
                                                                                    --------------------  -------------------
       Total liabilities                                                                         87,339                18,785
                                                                                    --------------------  -------------------
Stockholders' equity:
   Common stock                                                                                  12,370                12,173
   Capital in excess of par value                                                             9,604,001             9,477,405
   Retained earnings (accumulated deficit)                                                      356,600              (341,673)
   Accumulated other comprehensive income, net                                                  (40,987)               (2,683)
                                                                                    --------------------  -------------------
                                                                                              9,931,984             9,145,222
   Treasury stock, at cost                                                                       (7,224)                   --
                                                                                    --------------------  -------------------
       Total stockholders' equity                                                             9,924,760             9,145,222
                                                                                    --------------------  -------------------
Total liabilities and stockholders' equity                                          $        10,012,099   $         9,164,007
                                                                                    ====================  ===================



                                   (Continued)

                           STATEMENTS OF OPERATIONS

                                                                   ---------------------------------------------------------
                                                                                    Years ended December 31
                                                                   ---------------------------------------------------------
                                                                         1998               1997                 1996
                                                                   -----------------  ------------------  ------------------
Equity in income (loss) of the Bank                                $       891,317    $     1,711,649     $      (723,756)
Salaries and employee benefits                                             (98,842)           (27,483)                 --
Other expense                                                             (145,341)          (101,827)             (9,814)
Income tax benefit                                                         112,984             13,370                  --
                                                                   -----------------  ------------------  ------------------

       Net income (loss)                                           $       760,118    $     1,595,709     $      (733,570)
                                                                   =================  ==================  ==================


                          STATEMENTS OF CASH FLOWS

Cash flows from operating activities:
   Net income (loss)                                               $       760,118    $     1,595,709     $      (733,570)
   Adjustments to reconcile net income (loss) to cash
     used by operating activities:
     used by operating activities:
       Equity in (income) loss of the Bank                                (891,317)        (1,711,649)            723,756
       Deferred income taxes                                              (112,984)           (13,370)                 --
       Amortization of organizational costs                                 41,877             38,241               9,814
       Common stock rights issued in lieu of
         directors compensation                                             18,000             10,500                  --
       Increase in other assets                                                (85)              (169)                 --
       Increase in accounts payable and accrued expenses                     6,709             18,785                  --
                                                                   -----------------  ------------------  ------------------

       Net cash used by operating activities                              (177,682)           (61,953)                 --
                                                                   -----------------  ------------------  ------------------

Cash flows from investing activities:
   Purchase of common stock of the Bank                                         --                 --              (1,000)
   Capital contribution to the Bank                                             --         (1,883,531)                 --
   Dividend from the Bank                                                   98,956                 --                  --
                                                                   -----------------  ------------------  ------------------

       Net cash provided (used) in investing activities                     98,956         (1,883,531)             (1,000)
                                                                   -----------------  ------------------  ------------------

Cash flows from financing activities:
   Organizational costs incurred                                                --            (31,907)           (173,187)
   Rights offering costs incurred                                               --            (69,254)            (95,165)
   (Increase) decrease in payable to Bank                                       --           (269,357)            269,357
   Purchase of treasury stock                                               (7,224)                --                  --
   Proceeds from issuance of common stock                                  108,793          2,422,601                  --
   Cash dividend (fractional share payments)                                    --             (1,204)                 --
                                                                   -----------------  ------------------  ------------------

       Net cash provided by financing activities                           101,569          2,050,879               1,005
                                                                   -----------------  ------------------  ------------------

Increase in cash and cash equivalents                                       22,843            105,395                   5
Cash and cash equivalents at beginning of period                           105,400                  5                  --
                                                                   -----------------  ------------------  ------------------
Cash and cash equivalents at end of period                         $       128,243    $       105,400     $             5
                                                                   =================  ==================  ==================


                                   (Continued)

NOTE 18   SUBSEQUENT EVENTS

In February 1999, the Company sold an investment security held by the Bank and realized a net gain of approximately $488,000, net of income tax.

The Company adopted Statement of Position ("SOP") No. 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants in the first quarter of 1999. The effect was an expense of approximately $76,000, net of income tax.

                            GLOSSARY OF CERTAIN TERMS


The following are definitions of certain terms used in this report on Form
10-KSB.

ARM. . . . . . . . . . . . . . . . . . .     Adjustable Rate Mortgage
BIF. . . . . . . . . . . . . . . . . . .     Bank Insurance Fund
CAMELS . . . . . . . . . . . . . . . . .     Capital Adequacy, Asset Quality,
                                             Management/Administration,
                                             Earnings, Liquidity-Asset/Liability
                                             Management, Sensitivity
CD . . . . . . . . . . . . . . . . . . .     Certificate of Deposit
CRA. . . . . . . . . . . . . . . . . . .     Community Reinvestment Act
DOT. . . . . . . . . . . . . . . . . . .     Department of Treasury
FDIC . . . . . . . . . . . . . . . . . .     Federal Deposit Insurance
                                             Corporation
FFIEC. . . . . . . . . . . . . . . . . .     Federal Financial Institution
                                             Examination Council
FHA. . . . . . . . . . . . . . . . . . .     Federal Housing Administration
FHLB . . . . . . . . . . . . . . . . . .     Federal Home Loan Bank
FHLBB. . . . . . . . . . . . . . . . . .     Federal Home Loan Bank Board
FHLMC. . . . . . . . . . . . . . . . . .     Federal Home Loan Mortgage
                                             Corporation
FICO . . . . . . . . . . . . . . . . . .     Financing Corporation Funding
FNMA . . . . . . . . . . . . . . . . . .     Federal National Mortgage
                                             Association
FRB. . . . . . . . . . . . . . . . . . .     Federal Reserve Bank
GNMA . . . . . . . . . . . . . . . . . .     Government National Mortgage
                                             Association
HOLA . . . . . . . . . . . . . . . . . .     Home Owners' Loan Act
IRR. . . . . . . . . . . . . . . . . . .     Interest Rate Risk
NOW. . . . . . . . . . . . . . . . . . .     Negotiable Order of Withdrawal
NPV. . . . . . . . . . . . . . . . . . .     Net Present Value
OTS. . . . . . . . . . . . . . . . . . .     Office of Thrift Supervision
QTL. . . . . . . . . . . . . . . . . . .     Qualified Thrift Lender
SAIF . . . . . . . . . . . . . . . . . .     Savings Association Insurance Fund
SBA. . . . . . . . . . . . . . . . . . .     Small Business Administration
VA . . . . . . . . . . . . . . . . . . .     Veterans Administration

                               INDEX OF EXHIBITS


  EXHIBIT NO.                             DESCRIPTION
-------------- -----------------------------------------------------------------
      **3.1    Certificate of Amendment of Certificate of Incorporation and
               Certificate of Incorporation of the Company (incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997, SEC File No. 0-28894)

      **3.2 Amended Bylaws of the Company (incorporated by reference from the Company's Registration Statement on Form S-8, filed June
               2,1997, SEC File No. 333-28215)

     **10.1    Agreement and Plan of Reorganization and Plan of Merger
               (incorporated by reference from the Company's Registration
               Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-
               12309)

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

     **10.4    Agreement for Standby Letter of Credit Advances/Confirmation,
               Collateral Pledge and Security Agreement with FHLB of Dallas
               (incorporated by reference from the Company's Registration
               Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-
               12309)

 **/***10.6    Employment Agreement with Kenneth J. Huey, Jr. (incorporated by reference from the Company's Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

 **/***10.6.1  Extension of Employment Agreement with Kenneth J. Huey, Jr.
               dated November 20, 1997

 **/***10.7    Employment Agreement with Norman R. Corzine (incorporated by reference from the Company's 1996 10-KSB)

 **/***10.7.1  Extension of Employment Agreement with Norman R. Corzine dated
               November 20, 1997

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

  */***10.12   Nonqualified 401(K) Rabbi Trust for an Executive Savings Plan
               dated June 1, 1998

      *21      Subsidiaries of the Small Business Issuer

      *23      Consent of Independent Accountants

      *27      Financial Data Schedule


  *  Filed herewith
 **  Previously filed
*** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13(a) of Form 10-KSB.
