Form 10QSB
period 1999-03-31
ACCESS ANYTIME BANCORP INC
filed 1999-04-23
CIK 1024015

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                               Yes /X/     No / /

                1,234,492 Shares of Capital Stock $.01 par value

                        Outstanding as of April 23, 1999









   Transitional Small Business Disclosure Format (check one):  Yes / /    No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

             Unaudited Consolidated Statements of Financial Condition......................        3

             Unaudited Consolidated Statements of Operations...............................        4

             Unaudited Consolidated Statement of Stockholders' Equity......................        5

             Unaudited Consolidated Statements of Cash Flows...............................    6 - 7

             Notes to Consolidated Financial Statements (Unaudited)........................   8 - 12

    Item 2 - Management's Discussion and Analysis or Plan of Operation.....................  13 - 16

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings.............................................................       17

    Item 6 - Exhibits and Reports on Form 8-K..............................................       17

SIGNATURES.................................................................................       18

                                       2

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         March 31,            December 31,
ASSETS                                                                                     1999                   1998
------                                                                              --------------------  ---------------------
Cash and cash equivalents                                                           $         6,481,676   $         5,232,708
Certificates of deposit                                                                       1,490,000             2,590,000
Securities available-for-sale (amortized cost of $10,770,459 and $11,487,694)                10,686,885            11,425,592
Securities held-to-maturity (aggregate fair value of $6,715,743
   and $7,507,941)                                                                            6,751,999             7,528,337
Loans held-for-sale (aggregate fair value of $5,649,841 and $869,777)                         5,581,186               855,258
Loans receivable                                                                             91,122,043            88,809,104
Interest receivable                                                                             721,734               634,546
Real estate owned                                                                               213,091               166,195
FHLB stock                                                                                      844,758               790,233
Premises and equipment                                                                        2,356,291             2,375,205
Servicing rights                                                                                    422                    --
Organizational cost, net                                                                             --               115,162
Deferred tax asset                                                                            1,056,137             1,075,586
Other assets                                                                                    305,957               170,441
                                                                                    --------------------  ---------------------

       Total assets                                                                 $       127,612,179   $       121,768,367
                                                                                    --------------------  ---------------------
                                                                                    --------------------  ---------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                         $       107,755,000   $       105,045,150
   Federal Home Loan Bank advances                                                            8,850,000             5,750,000
   Accrued interest and other liabilities                                                       453,791               686,447
   Advanced payments by borrowers for taxes and insurance                                       108,450               362,009
                                                                                    --------------------  ---------------------

       Total liabilities                                                                    117,167,241           111,843,606
                                                                                    --------------------  ---------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued                         --                    --
   Common stock, $.01 par value; 6,000,000 shares authorized;
     1,236,955 and 1,236,955 shares issued; 1,234,492 and 1,235,579
     outstanding in 1999 and 1998, respectively                                                  12,370                12,370
   Capital in excess of par value                                                             9,608,001             9,604,001
   Retained earnings                                                                            894,850               356,601
   Accumulated other comprehensive loss, net of tax of $28,414 and $21,115                      (55,160)              (40,987)
                                                                                    --------------------  ---------------------
                                                                                             10,460,061             9,931,985
   Treasury stock, at cost                                                                      (15,123)               (7,224)
                                                                                    --------------------  ---------------------
       Total stockholders' equity                                                            10,444,938             9,924,761
                                                                                    --------------------  ---------------------

       Total liabilities and stockholders' equity                                   $       127,612,179   $       121,768,367
                                                                                    --------------------  ---------------------
                                                                                    --------------------  ---------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Three Month Periods Ended
                                                                                                    March 31,
                                                                                      --------------------------------------
                                                                                            1999                 1998
                                                                                      ------------------  ------------------

Interest income:
   Loans receivable                                                                   $       1,837,176   $       1,327,542
   U.S. government agency securities                                                             11,782              26,066
   Mortgage-backed securities                                                                   251,839             457,711
   Other interest income                                                                         51,749              70,921
                                                                                      ------------------  ------------------

       Total interest income                                                                  2,152,546           1,882,240
                                                                                      ------------------  ------------------

Interest expense:
   Deposits                                                                                   1,091,023           1,015,037
   FHLB advances                                                                                113,069              26,493
                                                                                      ------------------  ------------------

       Total interest expense                                                                 1,204,092           1,041,530
                                                                                      ------------------  ------------------

Net interest income before provision for loan losses                                            948,454             840,710
Provision for loan losses                                                                       134,436              35,170
                                                                                      ------------------  ------------------

       Net interest income after provision for loan
         losses                                                                                 814,018             805,540
                                                                                      ------------------  ------------------

Noninterest income:
   Loan servicing and other fees                                                                 46,399              73,129
   Net realized gains on sales of available-for-sale
     securities                                                                                 739,475                  --
   Net realized gains on sales of loans                                                          22,081              53,268
   Real estate operations, net                                                                    2,268                  --
   Other income                                                                                 105,067              94,479
                                                                                      ------------------  ------------------

       Total other income                                                                       915,290             220,876
                                                                                      ------------------  ------------------

Noninterest expenses:
   Salaries and employee benefits                                                               544,942             481,558
   Occupancy expense                                                                            146,058             113,070
   Deposit insurance premium                                                                     33,606              30,378
   Advertising                                                                                   11,215               9,262
   Real estate operations, net                                                                       --               3,128
   Professional fees                                                                             61,943              41,485
   Other expense                                                                                356,546             246,410
                                                                                      ------------------  ------------------

       Total other expenses                                                                   1,154,310             925,291
                                                                                      ------------------  ------------------

Income before income taxes                                                                      574,998             101,125

Income tax expense                                                                               36,749              26,891
                                                                                      ------------------  ------------------

Net income                                                                            $         538,249   $          74,234
                                                                                      ------------------  ------------------
                                                                                      ------------------  ------------------

Earnings per common share                                                             $             .44   $             .06
                                                                                      ------------------  ------------------
                                                                                      ------------------  ------------------

Earnings per common share-assuming dilution                                           $             .43   $             .06
                                                                                      ------------------  ------------------
                                                                                      ------------------  ------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             Common Stock       Treasury Stock                              Accumulated
                                          ------------------- --------------------                             Other
                                                                                     Capital                Comprehensive
                                                                                    in Excess                  Income
                            Comprehensive   Number              Number               Of Par      Retained      (Loss),
                               Income     of shares   Amount  of Shares    Amount     Value      Earnings        Net        Total
                            ------------- --------- --------- ---------- --------- ----------- ------------ ------------------------
Balance at
  December 31, 1998                       1,236,955 $  12,370    1,376     $ (7,224) $9,604,001  $ 356,601   $ (40,987) $ 9,924,761

Net income                  $    538,249         --        --       --           --          --    538,249          --      538,249

Net changes in unrealized
   depreciation on
   available-for-sale            (14,173)        --        --       --           --          --         --     (14,173)     (14,173)
   securities, net
                            -------------

Total comprehensive income  $    524,076
                            -------------
                            -------------

Common stock rights
   issued in lieu of
   directors cash                                --        --       --           --       4,000         --          --        4,000
   compensation

Purchase treasury stock                          --        --    1,087       (7,899)         --         --          --       (7,899)
                                          --------- --------- ---------- ----------- ----------- ---------- ----------- ------------

Balance at March 31, 1999                 1,236,955 $  12,370    2,463     $(15,123) $9,608,001  $ 894,850  $  (55,160) $10,444,938
                                          --------- --------- ---------- ----------- ----------- ---------- ----------- ------------
                                          --------- --------- ---------- ----------- ----------- ---------- ----------- ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Three Month Periods Ended
                                                                                                    March 31,
                                                                                      -------------------------------------
                                                                                            1999                 1998
                                                                                      ------------------  -----------------
Cash flows from operating activities:
   Net income                                                                         $        538,249    $         74,234
   Adjustments to reconcile net income to cash used in
    operating activities:
     Depreciation                                                                               79,084              47,580
     Deferred income taxes                                                                      40,923              26,891
     Provision for loan losses charged                                                         134,436              35,170
     Amortization of premiums on investment securities                                          21,049              44,640
     Amortization of loan premiums, discounts and
       deferred fees, net                                                                       91,859              59,939
     Amortization of organizational costs                                                      115,162              10,469
     Gain on sale of loans held-for-sale                                                       (22,081)            (53,268)
     Proceeds from sales of loans held-for-sale                                              2,606,355           3,315,593
     Originations of loans held-for-sale                                                    (7,310,202)         (4,017,456)
     Common stock rights issued in lieu of directors
       compensation                                                                              4,000               3,500
     (Gain) loss on foreclosed real estate                                                      (3,713)              3,000
     (Gain) loss on disposition of assets                                                       (6,256)              1,100
     Gain on sale of Fannie Mae stock                                                         (739,475)                 --
     Net increase in accrued interest receivable and
       other assets                                                                           (223,127)           (148,802)
     Increase in accrued expense and other liabilities                                        (232,656)           (119,658)
                                                                                      ------------------  -----------------

       Net cash used in operating activities                                                (4,906,393)           (717,068)
                                                                                      ------------------  -----------------

Cash flows from investing activities:
   Proceeds from maturities and principal repayments
     of available-for-sale securities                                                          695,552             730,195
   Proceeds from maturities and principal repayments
     of held-to-maturity securities                                                            762,797           3,297,126
   Proceeds from sale of Fannie Mae stock                                                      746,409                  --
   Purchase of Fannie Mae stock                                                                 (6,858)                 --
   Purchase of FHLB stock                                                                      (54,600)            (24,500)
   Net (increase) decrease in certificates of deposit                                        1,100,000            (300,000)
   Net increase in loans                                                                    (2,651,586)         (9,966,502)
   Proceeds from sales of foreclosed real estate                                                69,169              16,000
   Purchases of premises and equipment                                                         (53,914)           (163,069)
                                                                                      ------------------  -----------------

       Net cash provided (used) by investing activities                                        606,969          (6,410,750)
                                                                                      ------------------  -----------------

Cash flows from financing activities:
   Net increase in deposits                                                                  2,709,850             938,864
   Net change in other borrowed funds                                                        3,100,000           5,750,000
   Net increase (decrease) in advance payments by
     borrowers for taxes and insurance                                                        (253,559)            188,731
   Purchase of treasury stock                                                                   (7,899)                 --
                                                                                    ---------------------------------------

       Net cash provided by financing activities                                             5,548,392           6,877,595
                                                                                      ------------------  -----------------

Increase (decrease) in cash and cash equivalents                                             1,248,968            (250,223)
Cash and cash equivalents at January 1                                                       5,232,708           6,814,126
                                                                                      ------------------  -----------------

Cash and cash equivalents at March 31                                                 $      6,481,676    $      6,563,903
                                                                                      ------------------  -----------------
                                                                                      ------------------  -----------------

                                   (Continued)

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)


                                                                                           Three Month Periods Ended
                                                                                                    March 31,
                                                                                      -------------------------------------
                                                                                            1999                 1998
                                                                                      ------------------  -----------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                         $     1,095,174     $      1,034,166
     Income taxes                                                                              10,000                   --
   Supplemental disclosure of non-cash investing and
    financing activities
     Real estate acquired in settlement of loans                                              112,352                   --
     Loans to facilitate the sale of real estate owned                                             --               19,000






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

The unaudited interim financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The December 31, 1998 consolidated statement of financial condition, as presented herein, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1998.

NOTE 2     SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value follows:


                                                    Amortized                 Gross unrealized                   Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  ------------------  -----------------  -----------------
AVAILABLE-FOR-SALE SECURITIES:

   March 31, 1999:
     Mortgage-backed securities:
       GNMA adjustable rate                      $      10,770,459  $           6,143   $          89,717  $     10,686,885
                                                 -----------------  ------------------  -----------------  -----------------
                                                 -----------------  ------------------  -----------------  -----------------


   December 31, 1998:
     Mortgage-backed securities:
       GNMA adjustable rate                      $      11,487,694  $          17,726   $         79,828   $     11,425,592
                                                 -----------------  ------------------  -----------------  -----------------
                                                 -----------------  ------------------  -----------------  -----------------



                                                    Amortized                 Gross unrealized                   Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  ------------------  -----------------  -----------------
HELD-TO-MATURITY SECURITIES:

   March 31, 1999:
     Mortgage-backed securities:
       FNMA participation certificates           $       2,520,182  $              --   $           9,817          2,510,365
       FHLMC participation certificates                  3,107,992              1,117               9,786          3,099,323
       FHLMC adjustable rate                             1,123,825                 --              17,770          1,106,055
                                                 -----------------  ------------------  -----------------  -----------------

                                                 $       6,751,999  $           1,117   $          37,373  $       6,715,743
                                                 -----------------  ------------------  -----------------  -----------------
                                                 -----------------  ------------------  -----------------  -----------------

   December 31, 1998:
     Mortgage-backed securities:
       FNMA participation certificates           $       2,860,553  $           1,020   $          10,234  $       2,851,339
       FHLMC participation certificates                  3,356,571              4,019               1,207          3,359,383
       FHLMC adjustable rate                             1,311,213                 --              13,994          1,297,219
                                                 -----------------  ------------------  -----------------  -----------------

                                                 $       7,528,337  $           5,039   $          25,435  $       7,507,941
                                                 -----------------  ------------------  -----------------  -----------------
                                                 -----------------  ------------------  -----------------  -----------------


NOTE 3   LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follows:


                                                                     Gross unrealized
                                                        --------------------------------------------
                                Amortized cost                Gains                    Losses                 Fair value
                              -------------------       -------------------      -------------------      -------------------
March 31, 1999                $       5,581,186         $          83,625        $          14,970                5,649,841
December 31, 1998                       855,258                    14,519                       --                  869,777


NOTE 4   LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:


                                                                                          March 31,         December 31,
                                                                                            1999                1998
                                                                                      -----------------  -------------------
First mortgage loans:
   Conventional                                                                       $      67,134,192  $        67,703,131
   FHA insured and VA guaranteed                                                              8,011,805            6,520,261
Consumer and installment loans                                                               14,733,414           13,560,182
Construction loans                                                                            1,112,159            1,329,806
Other                                                                                         2,203,041            1,949,673
                                                                                      -----------------  -------------------

                                                                                             93,194,611           91,063,053

Less:
   Loans in process                                                                             574,225              947,193
   Unearned discounts, deferred loan fees, and other                                            797,631              705,772
   Allowance for loan losses                                                                    700,712              600,984
                                                                                      -----------------  -------------------

                                                                                      $      91,122,043  $        88,809,104
                                                                                      -----------------  -------------------
                                                                                      -----------------  -------------------


An analysis of the changes in allowance for loan losses follows:


                                                                                  Three Months Ended        Year Ended
                                                                                    March 31, 1999       December 31, 1998
                                                                                 ---------------------- --------------------
Balance at beginning of year                                                     $        600,984       $         527,347

Loans charged-off                                                                         (47,386)               (190,056)
Recoveries                                                                                 12,678                  25,413
                                                                                 ---------------------- --------------------

       Net loans charged-off                                                              (34,708)               (164,643)
Provision for loan losses charged to operations                                           134,436                 238,280
                                                                                 ---------------------- --------------------

Balance at end of period                                                         $        700,712       $         600,984
                                                                                 ---------------------- --------------------
                                                                                 ---------------------- --------------------


An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:


                                                                                  Three Months Ended        Year Ended
                                                                                    March 31, 1999       December 31, 1998
                                                                                 ---------------------- --------------------
Balance at beginning of year                                                     $      2,272,616       $        984,434
Loans originated                                                                           74,500              1,743,100
Loan principal payments and other reductions                                             (608,685)              (454,918)
                                                                                 ---------------------- --------------------

Balance at end of period                                                         $      1,738,431       $      2,272,616
                                                                                 ---------------------- --------------------
                                                                                 ---------------------- --------------------


NOTE 5   NON-PERFORMING ASSETS


The composition of the Bank's portfolio of non-performing assets is shown in the following table:


                                                                                March 31, 1999          December 31, 1998
                                                                            -----------------------     ---------------------
Non-accruing loans*                                                         $         365,561           $       349,128
Past due 90 days or more and still accruing                                               --                        --
Real estate owned                                                                     213,091                   166,195
                                                                            -----------------------     ---------------------

Total non-performing assets                                                 $         578,652           $       515,323
                                                                            -----------------------     ---------------------
                                                                            -----------------------     ---------------------

Ratio of non-performing assets to total assets                                         0.45%                    0.42%
                                                                            -----------------------     ---------------------
                                                                            -----------------------     ---------------------


  *  Primarily loans which are past due for 90 days or more

NOTE 6   NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share has been computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period adjusted for the assumed exercise of outstanding stock options and other contingently issuable shares of common stock. Net income for basic and diluted earnings per share are the same, as there are no contingently issuable shares of stock whose issuance would have impacted net income.

A reconciliation between basic and diluted weighted average common shares outstanding follows:


                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                        ------------------------------------
                                                                                              1999               1998
                                                                                        ------------------------------------
Weighted average common
     shares - Basic                                                                          1,235,579           1,217,336

Plus effect of dilutive securities:
   Stock Options                                                                                16,423              78,874
   Common Stock Rights                                                                           3,757               1,579
                                                                                        -----------------  -----------------

Weighted average common
     shares - Assuming Dilution                                                              1,255,759           1,297,789
                                                                                        -----------------  -----------------
                                                                                        -----------------  -----------------


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOREGOING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH ACCESS ANYTIME BANCORP, INC.'S ("THE COMPANY") 1998 ANNUAL REPORT ON FORM 10-KSB.


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


FINANCIAL CONDITION

Total assets for the Company increased by $5,843,812 or 4.8%, from December 31, 1998 to March 31, 1999. The increase in assets was primarily due to an increase of approximately $4.7 million in loans held-for-sale and $2.3 million in loans receivable during the quarter ended March 31, 1999. Certificates of deposit decreased by $1.1 million, which resulted in an increase in cash and cash equivalents for the three months ended March 31, 1999 of approximately $1.2 million.

Total liabilities increased by $5,323,635 or 4.8%, from December 31, 1998 to March 31, 1999. An increase in FHLB advances of $3.1 million and approximately $2.7 million in deposits were the primary cause of the increase in total liabilities during the first three-months of 1999. The increase in FHLB advances and deposits were used to support the aforementioned asset growth.

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

The following table is a reconciliation of the Bank's capital for regulatory purposes at March 31, 1999 as reported to the OTS.


                                                                         Tier 1-            Tier 1-             Total
                                                                          Core             Risk-based         Risk-based
                                                                         Capital            Capital            Capital
                                                                    ------------------  -----------------  -----------------
Total regulatory assets                                             $    127,430,174
Net unrealized depreciation on
   available-for-sale securities, net                                         55,160
Less intangible assets disallowed for                                                                       ,
   regulatory purposes                                                      (505,148)
                                                                    ------------------

Adjusted regulatory total assets                                    $    126,980,186
                                                                    ------------------
                                                                    ------------------

Risk-based assets                                                                       $     74,699,000   $     74,699,000
                                                                                        -----------------  -----------------
                                                                                        -----------------  -----------------

Stockholders' equity                                                $     10,270,276    $     10,270,276   $     10,270,276
Net unrealized depreciation on
   available-for-sale securities, net                                         55,160              55,160             55,160
General valuation allowance                                                       --                  --            700,712
Less intangible assets disallowed for
   regulatory purposes                                                      (505,148)           (505,148)          (505,148)
                                                                    ------------------  -----------------  -----------------

Regulatory capital                                                         9,820,288           9,820,288         10,521,000
Regulatory capital required to be "well capitalized"                       6,349,009           4,481,940          7,469,900
                                                                    ------------------  -----------------  -----------------

Excess regulatory capital                                           $      3,471,279    $      5,338,348   $      3,051,100
                                                                    ------------------  -----------------  -----------------
                                                                    ------------------  -----------------  -----------------

Bank's capital to adjusted regulatory assets                                   7.73%
                                                                    ------------------
                                                                    ------------------

Bank's capital to risk-based assets                                                             13.15%               14.08%
                                                                                        -----------------  -----------------
                                                                                        -----------------  -----------------


LIQUIDITY

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan

Bank ("FHLB") which provides a source of borrowings to the Bank for asset and asset/liability matching. As of March 31, 1999, the Bank had $8.9 million in FHLB borrowings.



RESULTS OF OPERATIONS

THREE-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED MARCH 31, 1999 AND 1998

Net income for the three months ended March 31, 1999 was $538,249 compared to $74,234 for the three months ended March 31, 1998.

Net interest income before provision for loan losses increased by approximately $108,000 to $948,000 for the three-month period ended March 31, 1999 compared to $840,000 for the same period in 1998. The increase in net interest income before provision for loan losses was primarily caused by an increase in loans receivable which generated a higher rate of income than the reduction in mortgage-backed security income and the increase interest expenses in FHLB advances and deposits. Interest income for the quarter ended March 31, 1999 increased by $270,000 compared to an increase of $163,000 for interest expense. During the first quarter of 1999 the provision for loan losses increased to $134,000 compared to $35,000 in the first quarter of 1998.

During the three-months ended March 31, 1999 noninterest income increased by $694,000 to $915,000 compared to $221,000 in 1998. The increase in noninterest income was primarily due to a long-term capital gain on the sale of securities of $739,475 during the quarter ended March 31, 1999. Loan servicing and other fees decreased by $27,000 during the three-months ended March 31, 1999 as compared to the same period from 1998, primarily due to the sale of servicing rights during the last quarter of 1998. Net realized gains on sales of loans decreased by $31,000 to $22,000 in the first quarter of 1999 compared to the first quarter of 1998.

Noninterest expense increased to $1,154,000 compared to $925,000 for the quarter ended March 31, 1999 compared to the same quarter in 1998. The $229,000 increase in noninterest expense was due to increases in salaries and employee benefits of $63,000, occupancy expense of $33,000, professional fees of $20,000, and other expenses of $110,000. The increase in other expenses was primarily due to the $115,162 amortization of organization costs of the Holding Company in accordance with the adoption of AICPA Statement of Position No. 98-5.

The income tax expense for the first quarter of 1999 was $37,000 compared to $27,000 in the quarter ended March 31, 1998. The income tax expense for the first quarter of 1999 includes a reduction in the valuation allowance relative to the deferred tax asset generated by net operating loss carryforwards.

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

         27     Financial Data Schedule

         (b)    Reports on Form 8-K.

                None

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ACCESS ANYTIME BANCORP, INC.



         Date:  April 23, 1999      /s/ Norman R. Corzine
                                    --------------------------------------------
                                    Norman R. Corzine, Chairman of the Board,
                                    Chief Executive Officer
                                    (DULY AUTHORIZED REPRESENTATIVE)


         Date:  April 23, 1999      /s/ Ken Huey, Jr.
                                    --------------------------------------------
                                    Ken Huey, Jr., President, Chief Financial
                                    Officer and Director
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                                    (DULY AUTHORIZED REPRESENTATIVE)