Form 10QSB
period 1999-06-30
ACCESS ANYTIME BANCORP INC
filed 1999-07-30
CIK 1024015

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                 Yes |X| No | |
               1,232,979 Shares of Capital Stock $.01 par value
                        Outstanding as of July 30, 1999








    Transitional Small Business Disclosure Format (check one): Yes | | No |X|

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                  PAGE


PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements
            Unaudited Consolidated Statements of Financial Condition.........................       3

            Unaudited Consolidated Statements of Income .....................................       4

            Unaudited Consolidated Statement of Stockholders' Equity.........................       5

            Unaudited Consolidated Statements of Cash Flows..................................   6 - 7

            Notes to Consolidated Financial Statements (Unaudited)...........................   8 - 12

   Item 2 - Management's Discussion and Analysis or Plan of Operation........................  13 - 16

PART II - OTHER INFORMATION

   Item 1  - Legal Proceedings...............................................................       17

   Item 6 - Exhibits and Reports on Form 8-K.................................................       17

SIGNATURES...................................................................................       18

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                          June 30,             December 31,
ASSETS                                                                                      1999                   1998
                                                                                    --------------------  ---------------------

Cash and cash equivalents                                                           $         5,821,827   $         5,232,708
Certificates of deposit                                                                       3,594,000             2,590,000
Securities available-for-sale (amortized cost of $10,220,598 and $11,487,694)                10,128,961            11,425,592
Securities held-to-maturity (aggregate fair value of $5,961,339
   and  $7,507,941)                                                                           6,029,736             7,528,337
Loans held-for-sale (aggregate fair value of $1,034,193 and $869,777)                         1,017,388               855,258
Loans receivable                                                                             94,890,804            88,809,104
Interest receivable                                                                             698,939               634,546
Real estate owned                                                                               208,436               166,195
FHLB stock                                                                                      855,658               790,233
Premises and equipment                                                                        2,337,134             2,375,205
Servicing rights                                                                                 32,383                    --
Organizational cost, net                                                                             --               115,162
Deferred tax asset                                                                            1,159,361             1,075,586
Other assets                                                                                    281,747               170,441
                                                                                    --------------------  ---------------------

       Total assets                                                                 $       127,056,374   $       121,768,367
                                                                                    --------------------  ---------------------
                                                                                    --------------------  ---------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                         $       108,568,027   $       105,045,150
   Federal Home Loan Bank advances                                                            7,250,000             5,750,000
   Accrued interest and other liabilities                                                       395,130               686,447
   Advanced payments by borrowers for taxes and insurance                                       129,033               362,009
                                                                                    --------------------  ---------------------

       Total liabilities                                                                    116,342,190           111,843,606
                                                                                    --------------------  ---------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized; none
     issued                                                                                          --                    --
   Common stock, $.01 par value; 6,000,000 shares authorized;
     1,236,955 and 1,236,955 shares issued; 1,232,979 and 1,235,579
     outstanding in 1999 and 1998, respectively                                                  12,370                12,370
   Capital in excess of par value                                                             9,612,001             9,604,001
   Retained earnings                                                                          1,176,416               356,601
   Accumulated other comprehensive loss, net of tax of $28,414 and
     $21,115                                                                                    (60,480)              (40,987)
                                                                                    --------------------  ---------------------
                                                                                             10,740,307             9,931,985
   Treasury stock, at cost                                                                      (26,123)               (7,224)
                                                                                    --------------------  ---------------------
       Total stockholders' equity                                                            10,714,184             9,924,761
                                                                                    --------------------  ---------------------


       Total liabilities and stockholders' equity                                   $       127,056,374   $       121,768,367
                                                                                    --------------------  ---------------------
                                                                                    --------------------  ---------------------

          The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Month Periods Ended             Six Month Periods Ended
                                                                         June 30,                             June 30,
                                                           ------------------------------------  ----------------------------------
                                                                 1999               1998               1999              1998
                                                           ------------------  ----------------  -----------------  ---------------

Interest income:
   Loans receivable                                        $    1,828,979      $    1,501,844    $    3,666,155     $    2,829,386
   U.S. government agency securities                               10,967              13,472            22,749             39,538
   Mortgage-backed securities                                     233,661             383,749           485,500            841,460
   Other interest income                                           90,842             100,813           142,591            171,734
                                                           ------------------  ----------------  -----------------  ---------------

       Total interest income                                    2,164,449           1,999,878         4,316,995          3,882,118
                                                           ------------------  ----------------  -----------------  ---------------
Interest expense:
   Deposits                                                     1,109,773           1,050,819         2,200,796          2,065,856
   FHLB advances                                                   99,125              78,222           212,194            104,715
                                                           ------------------  ----------------  -----------------  ---------------

       Total interest expense                                   1,208,898           1,129,041         2,412,990          2,170,571
                                                           ------------------  ----------------  -----------------  ---------------

Net interest income before provision for loan losses              955,551             870,837         1,904,005          1,711,547
Provision for loan losses                                          39,935              19,133           174,371             54,303
                                                           ------------------  ----------------  -----------------  ---------------

       Net interest income after provision for loan losses        915,616             851,704         1,729,634          1,657,244
                                                           ------------------  ----------------  -----------------  ---------------

Noninterest income:
   Loan servicing and other fees                                   52,176              72,858            98,575            145,987
   Net realized gains on sales of available-for-sale
        securities                                                     --                 --            739,475                --
     securities
   Net realized gains on sales of loans                           127,567              67,227           149,648            120,495
   Real estate operations, net                                         --                 --                446                --
   Other income                                                   107,010              84,455           212,077            178,934
                                                           ------------------  ----------------  -----------------  ---------------

         Total other income                                       286,753             224,540         1,200,221            445,416
                                                           ------------------  ----------------  -----------------  ---------------

Noninterest expenses:
   Salaries and employee benefits                                 514,128             504,681         1,059,070            986,239
   Occupancy expense                                              147,132             125,524           293,190            238,594
   Deposit insurance premium                                       33,599              30,573            67,205             60,951
   Advertising                                                     10,261              16,244            21,476             25,506
   Real estate operations, net                                      1,822                 259                --              3,387
   Professional fees                                               49,200              42,488           111,143             83,973
   Other expense                                                  260,143             257,119           616,689            503,529
                                                           ------------------  ----------------  -----------------  ---------------

       Total other expenses                                     1,016,285             976,888         2,168,773          1,902,179
                                                           ------------------  ----------------  -----------------  ---------------

Income before income taxes                                        186,084              99,356           761,082            200,481
Income tax expense (benefit)                                      (95,482)             26,291           (58,733)            53,182
                                                           ------------------  ----------------  -----------------  ---------------

Net income                                                 $      281,566      $       73,065    $      819,815     $      147,299
                                                           ------------------  ----------------  -----------------  ---------------
                                                           ------------------  ----------------  -----------------  ---------------
Earnings per common share                                  $          .23      $          .06    $          .66     $          .12
                                                           ------------------  ----------------  -----------------  ---------------
                                                           ------------------  ----------------  -----------------  ---------------
Earnings per common share-assuming dilution                $          .22      $          .06    $          .65     $          .11
                                                           ------------------  ----------------  -----------------  ---------------
                                                           ------------------  ----------------  -----------------  ---------------


         The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                             Common Stock       Treasury Stock                             Accumulated
                                          ------------------- --------------------                            Other
                                                                                    Capital               Comprehensive
                                                                                   in Excess                 Income
                            Comprehensive   Number              Number               Of Par     Retained     (Loss),
                               Income     of shares  Amount   of Shares   Amount     Value      Earnings       Net         Total
                            ------------- --------- --------- ---------- --------- ---------- ------------ ------------ ------------

Balance  at  December  31,                1,236,955 $  12,370     1,376  $ (7,224) $9,604,001 $   356,601  $   (40,987) $ 9,924,761
   1998

Net income                  $    819,815         --        --        --       --           --     819,815           --      819,815

Net changes in  unrealized
   depreciation on
   available-for-sale
   securities, net               (19,493)        --        --        --       --           --          --      (19,493)     (19,493)
                            ------------

Total comprehensive income  $    800,322
                            ------------
                            ------------

Common stock rights
   issued in lieu of
   directors cash
   compensation                                  --        --        --       --        8,000          --           --        8,000

Purchase treasury stock                          --        --     2,600   (18,899)         --          --           --      (18,899)
                                          --------- --------- ---------- --------- ----------- ----------- ------------ ------------
Balance at June 30, 1999                  1,236,955 $  12,370     3,976  $(26,123) $9,612,001  $ 1,176,416 $    (60,480)$10,714,184
                                          --------- --------- ---------- --------- ----------- ----------- ------------ ------------
                                          --------- --------- ---------- --------- ----------- ----------- ------------ ------------












         The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Six Month Periods Ended
                                                                                                    June 30,
                                                                                      ------------------------------------
                                                                                            1999                1998
                                                                                      ----------------    ----------------
Cash flows from operating activities:
   Net income                                                                         $        819,815    $       147,299
   Adjustments to reconcile net income to cash used in
    operating activities:
     Depreciation                                                                              157,792            112,205
     Deferred income taxes                                                                     (54,240)           35,071
     Provision for loan losses charged                                                         174,371            54,303
     Amortization of premiums on investment securities                                          63,355            90,703
     Amortization of loan premiums, discounts and
       deferred fees, net                                                                       71,378           138,382
     Amortization of organizational costs                                                      115,162            20,938
     Gain on sale of loans held-for-sale                                                      (149,648)         (120,495)
     Proceeds from sales of loans held-for-sale                                             10,930,940         7,482,163
     Originations of loans held-for-sale                                                   (10,978,603)       (7,816,174)
     Common stock rights issued in lieu of directors
       compensation                                                                              8,000            11,000
     (Gain) loss on foreclosed real estate                                                      (3,713)            3,000
     (Gain) loss on disposition of premises and                                                 (6,256)            1,100
       equipment
     Gain on sale of Fannie Mae stock                                                         (739,475)               --
     Net increase in accrued interest receivable and
       other assets                                                                           (300,092)         (132,820)
     Increase in accrued expense and other liabilities                                        (291,317)          (44,551)
                                                                                      ----------------    ----------------
       Net cash used in operating activities                                                  (182,531)           (17,876)
                                                                                      ----------------    ----------------
Cash flows from investing activities:
   Proceeds from maturities and principal repayments
     of available-for-sale securities                                                        1,227,321         1,639,707
   Proceeds from maturities and principal repayments
     of held-to-maturity securities                                                          1,475,021         6,883,520
   Proceeds from sale of Fannie Mae stock                                                      746,409                --
   Purchase of Fannie Mae stock                                                                 (6,858)               --
   Net (increase) decrease in FHLB stock                                                       (65,500)          899,800
   Net increase in certificates of deposit                                                  (1,004,000)         (850,000)
   Net increase in loans                                                                    (6,327,449)      (18,002,179)
   Proceeds from sales of foreclosed real estate                                                69,169            16,000
   Purchases of premises and equipment                                                        (113,465)         (268,618)
                                                                                      ----------------    ----------------
       Net cash used by investing activities                                                (3,999,352)        (9,681,770)
                                                                                      ----------------    ----------------
Cash flows from financing activities:
   Net increase in deposits                                                                  3,522,877         3,552,797
   Net change in other borrowed funds                                                        1,500,000         5,750,000
   Net increase (decrease) in advance payments by
     borrowers for taxes and insurance                                                        (232,976)          279,803
   Purchase of treasury stock                                                                  (18,899)               --
                                                                                      ----------------    ----------------

       Net cash provided by financing activities                                             4,771,002         9,582,600
                                                                                      ----------------    ----------------
Increase (decrease) in cash and cash equivalents                                               589,119          (117,046)
Cash and cash equivalents at January 1                                                       5,232,708         6,814,126
                                                                                      ----------------    ----------------
Cash and cash equivalents at June 30                                                  $      5,821,827    $     6,697,080
                                                                                      ----------------    ----------------
                                                                                      ----------------    ----------------

                                                    (Continued)

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (CONTINUED)




                                                                                            Six Month Periods Ended
                                                                                                    June 30,
                                                                                      ------------------------------------
                                                                                            1999                1998
                                                                                      ----------------    ----------------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                         $      2,218,806    $      2,026,073
     Income taxes                                                                               15,000                  --
   Supplemental disclosure of non-cash investing and
    financing activities:
     Real estate acquired in settlement of loans                                               106,498                  --
     Loans to facilitate the sale of real estate owned                                              --              19,000















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

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2   SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value follows:


                                                    Amortized                 Gross unrealized                   Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  -----------------  -----------------  -----------------
AVAILABLE-FOR-SALE SECURITIES:
   June 30, 1999:
     Mortgage-backed securities:
       GNMA adjustable rate                      $      10,220,598  $           3,168  $          94,805  $      10,128,961
                                                 -----------------  -----------------  -----------------  -----------------
                                                 -----------------  -----------------  -----------------  -----------------

   December 31, 1998:
     Mortgage-backed securities:
       GNMA adjustable rate                      $      11,487,694  $          17,726  $         79,828   $      11,425,592
                                                 -----------------  -----------------  -----------------  -----------------
                                                 -----------------  -----------------  -----------------  -----------------


                                                    Amortized                 Gross unrealized                   Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  -----------------  -----------------  -----------------

HELD-TO-MATURITY SECURITIES:

   June 30, 1999:
     Mortgage-backed securities:
       FNMA participation certificates           $       2,248,112  $              --  $          16,003  $       2,232,109
       FHLMC participation certificates                  2,736,204                 --             20,861          2,715,343
       FHLMC adjustable rate                             1,045,420                 --             31,533          1,013,887
                                                 -----------------  -----------------  -----------------  -----------------

                                                 $       6,029,736  $              --  $          68,397  $       5,961,339
                                                 -----------------  -----------------  -----------------  -----------------
                                                 -----------------  -----------------  -----------------  -----------------

   December 31, 1998:
     Mortgage-backed securities:
       FNMA participation certificates           $       2,860,553  $           1,020  $          10,234  $       2,851,339
       FHLMC participation certificates                  3,356,571              4,019              1,207          3,359,383
       FHLMC adjustable rate                             1,311,213                 --             13,994          1,297,219
                                                 -----------------  -----------------  -----------------  -----------------

                                                 $       7,528,337  $           5,039  $          25,435  $       7,507,941
                                                 -----------------  -----------------  -----------------  -----------------
                                                 -----------------  -----------------  -----------------  -----------------


ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3   LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follows:


                                                                     Gross unrealized
                                                        --------------------------------------------
                                Amortized cost                Gains                    Losses                 Fair value
                              -------------------       -------------------      -------------------      -------------------

June 30, 1999                 $       1,017,388         $          16,805        $                                1,034,193
December 31, 1998                       855,258                    14,519                       --                  869,777


NOTE 4   LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:



                                                                                          June 30,          December 31,
                                                                                            1999                1998
                                                                                      -----------------  -------------------
                                                                                      -----------------  -------------------

First mortgage loans:
   Conventional                                                                       $      71,065,985  $        67,703,131
   FHA insured and VA guaranteed                                                              6,854,158            6,520,261
Consumer and installment loans                                                               15,373,230           13,560,182
Construction loans                                                                            1,242,996            1,329,806
Other                                                                                         2,413,658            1,949,673
                                                                                      -----------------  -------------------

                                                                                             96,950,027           91,063,053

Less:
   Loans in process                                                                             641,392              947,193
   Unearned discounts, deferred loan fees, and other                                            777,150              705,772
   Allowance for loan losses                                                                    640,681              600,984
                                                                                      -----------------  -------------------

                                                                                      $      94,890,804  $        88,809,104
                                                                                      -----------------  -------------------
                                                                                      -----------------  -------------------

An analysis of the changes in allowance for loan losses follows:

                                                                                 Six Months Ended      Year Ended
                                                                                   June 30, 1999    December 31, 1998
                                                                                 ----------------- ------------------

Balance at beginning of year                                                     $        600,984  $         527,347

Loans charged-off                                                                        (150,764)          (190,056)
Recoveries                                                                                 16,090             25,413
                                                                                 ----------------- ------------------

       Net loans charged-off                                                             (134,674)          (164,643)
Provision for loan losses charged to operations                                           174,371            238,280
                                                                                 ----------------- ------------------

Balance at end of period                                                         $        640,681  $         600,984
                                                                                 ----------------- ------------------
                                                                                 ----------------- ------------------


ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4   LOANS RECEIVABLE (CONTINUED)

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:


                                                                                 Six Months Ended     Year Ended
                                                                                   June 30, 1999   December 31, 1998
                                                                                 ----------------- -----------------

Balance at beginning of year                                                     $      2,272,616  $        984,434
Loans originated                                                                          134,574         1,743,100
Loan principal payments and other reductions                                           (1,142,094)         (454,918)
                                                                                 ----------------- -----------------

Balance at end of period                                                         $      1,265,096  $      2,272,616
                                                                                 ----------------- -----------------
                                                                                 ----------------- -----------------




NOTE 5   NON-PERFORMING ASSETS


The composition of the Bank's portfolio of non-performing assets is shown in the following table:


                                                                              June 30, 1999       December 31, 1998
                                                                            -----------------     -----------------
Non-accruing loans*                                                         $         356,724     $       349,128
Past due 90 days or more and still accruing                                                --                  --
Real estate owned                                                                     208,436             166,195
                                                                            -----------------     -----------------

Total non-performing assets                                                 $         565,160     $       515,323
                                                                            -----------------     -----------------
                                                                            -----------------     -----------------

Ratio of non-performing assets to total assets                                          0.44%               0.42%
                                                                            -----------------     -----------------
                                                                            -----------------     -----------------


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

A reconciliation between basic and diluted weighted average common shares outstanding follows:



                                                  Three Months Ended     Six Months Ended
                                                       June 30,              June 30,
                                                 --------------------  --------------------
                                                   1999       1998       1999       1998
                                                 ---------  ---------  ---------  ---------

Weighted average common
     shares - Basic                              1,234,175  1,217,336  1,234,779  1,217,336

Plus effect of dilutive securities:
   Stock Options                                    22,502     89,407     18,895     81,930
   Common Stock Rights                               4,142      1,998      3,950      1,929
                                                 ---------  ---------  ---------  ---------

Weighted average common
     shares - Assuming Dilution                  1,260,819  1,308,741  1,257,624  1,301,195
                                                 ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------


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


FINANCIAL CONDITION

Total assets for the Company increased by $5,288,007 or 4.3%, from December 31, 1998 to June 30, 1999. The increase in assets was primarily due to an increase of approximately $6.0 million in loans receivable from December 31, 1998 to June 30, 1999. Securities available-for-sale and securities held-to-maturity were reduced by $1.3 and $1.5 million, respectively, because of principal payments and prepayments.

Total liabilities increased by $4,498,584 or 4.0%, from December 31, 1998 to June 30, 1999. An increase of approximately $3.5 million in deposits and $1.5 million in FHLB advances were the primary causes of the net increase in total liabilities during the first six-months of 1999. The increase in deposits and FHLB advances were used to support the aforementioned asset growth.

CAPITAL ADEQUACY AND LIQUIDITY

CAPITAL ADEQUACY - The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In accordance with Office of Thrift Supervision ("OTS") regulations, the Bank must have: (1) core capital equal to 4% of adjusted total assets; (2) tangible capital equal to 1.5% of adjusted total assets; and (3) total capital equal to 8.0% of risk-weighted assets, which includes off-balance sheet items.

The following table is a reconciliation of the Bank's capital for regulatory purposes at June 30, 1999 as reported to the OTS.

                                                                         Tier 1-            Tier 1-             Total
                                                                          Core             Risk-based         Risk-based
                                                                         Capital            Capital            Capital
                                                                    -----------------  -----------------  -----------------

Total regulatory assets                                             $    126,849,770
Net unrealized depreciation on
   available-for-sale securities, net                                         60,480
Less intangible assets disallowed for                                                                                ,
   regulatory purposes                                                      (549,038)
                                                                    -----------------

Adjusted regulatory total assets                                    $    126,361,212
                                                                    -----------------
                                                                    -----------------

Risk-based assets                                                                      $      80,048,000  $     80,048,000
                                                                                       -----------------  -----------------
                                                                                       -----------------  -----------------

Stockholders' equity                                                $     10,572,405   $     10,572,405   $     10,572,405
Net unrealized depreciation on
   available-for-sale securities, net                                         60,480             60,480             60,480
General valuation allowance                                                       --                 --            640,681
Less intangible assets disallowed for
regulatory purposes                                                         (549,038)          (549,038)          (549,038)
                                                                    -----------------  -----------------  -----------------

Regulatory capital                                                        10,083,847         10,083,847         10,724,528
Regulatory capital required to be "well capitalized"                       6,318,061          4,802,880          8,004,800
                                                                    -----------------  -----------------  -----------------

Excess regulatory capital                                           $      3,765,786   $      5,280,967   $      2,719,728
                                                                    -----------------  -----------------  -----------------
                                                                    -----------------  -----------------  -----------------

Bank's capital to adjusted regulatory assets                                   7.98%
                                                                    -----------------
                                                                    -----------------

Bank's capital to risk-based assets                                                              12.60%             13.40%
                                                                                       -----------------  -----------------
                                                                                       -----------------  -----------------



LIQUIDITY

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan Bank ("FHLB") which provides a source of borrowings to the Bank for asset and asset/liability matching. As of June 30, 1999, the Bank had $7.25 million in FHLB borrowings.



RESULTS OF OPERATIONS

THREE-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED JUNE 30, 1999 AND 1998

Net income for the three-months ended June 30, 1999 was $281,566 compared to $73,065 for the three-months ended June 30, 1998.

Net interest income before provision for loan losses increased by approximately $85,000 to $956,000 for the three-month period ended June 30, 1999 compared to $871,000 for the same period in 1998. Interest income for the quarter ended June 30, 1999 increased by $165,000 compared to an increase of $80,000 for interest expense. The increase in interest income was primarily caused by an increase in loans receivable interest of $327,000, which was reduced by a decrease in mortgage-backed securities interest of $150,000. The increase in interest expense was caused by increases in deposit interest and FHLB advances interest of $59,000 and $21,000, respectively. During the second quarter of 1999 the provision for loan losses increased by $21,000 to $40,000 compared to $19,000 in the second quarter of 1998.

During the three-months ended June 30, 1999 noninterest income increased by $62,000 to $287,000 compared to $225,000 in 1998. The increase in noninterest income for the quarter ended June 30, 1999 was primarily due to an increase in net realized gains on sales of loans of $61,000 to $128,000, as compared to $67,000 for the quarter ended June 30, 1998.

Noninterest expense increased to $1,016,000 for the quarter ended June 30, 1999 as compared to $977,000 for the same quarter in 1998. The $39,000 increase in noninterest expense was primarily due to increases in occupancy expense of $22,000, salaries and employee benefits of $9,000, and professional fees of $7,000.

The income tax expense for the quarter ended June 30, 1999 was a benefit of $95,000 compared to an expense of $26,000 in the quarter ended June 30, 1998. The net income tax benefit for the quarter ended June 30, 1999 is primarily the result of a reduction in the valuation allowance relative to the deferred tax asset generated by net operating loss carryforwards during the quarter.



SIX-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED JUNE 30, 1999 AND 1998

Net income for the six-months ended June 30, 1999 was $819,815 compared to $147,299 for the six-months ended June 30, 1998.

Net interest income before provision for loan losses increased by approximately $192,000 to $1,904,000 for the first half of 1999 compared to $1,712,000 for the same period in 1998. The increase in net interest income before provision for loan losses was primarily caused by an increase in loans receivable which generated a higher rate of income than the reduction in mortgage-backed security income and the increase interest expenses in FHLB advances and deposits. Interest income for the six-months ended June 30, 1999 increased by $435,000 compared to an increase of $242,000 for interest expense. During the first six-months of 1999 the provision for loan losses increased to $174,000 compared to $54,000 in the first six-months of 1998.

During the six-months ended June 30, 1999 noninterest income increased by $755,000 to $1,200,000 compared to $445,000 in 1998. The increase in noninterest income was primarily due to a long-term capital gain on the sale of securities of $739,475 during the first quarter of 1999. Loan servicing and other fees decreased by $47,000 during the six-months ended June 30, 1999 as compared to the same period from 1998, primarily due to the sale of servicing rights during the last quarter of 1998.

Noninterest expense increased to $2,169,000 for the six-months ended June 30, 1999 as compared to $1,902,000 for the same period in 1998. The $267,000 increase in noninterest expense was primarily due to increases in salaries and employee benefits of $73,000 for incentive accruals, occupancy expense of $55,000, and other expenses of $113,000. The increase in other expenses was primarily due to the $115,162 amortization of organization costs of the Holding Company in accordance with the adoption of AICPA Statement of Position No. 98-5, which was adopted in the first quarter of 1999.

The income tax expense for the first six-months of 1999 was a benefit of $59,000 compared to an expense of $53,000 in the six-months ended June 30, 1998. The income tax expense for the first six-months of 1999 includes a reduction in the valuation allowance relative to the deferred tax asset generated by net operating loss carryforwards.


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

                          PART II - OTHER INFORAMTION



ITEM 1 - LEGAL PROCEEDINGS

         None



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


         (a)    Exhibits

         27     Financial Data Schedule

         (b)    Reports on Form 8-K.

                The following subparagraph sets forth information concerning a Form 8-K filed during the quarter ended June 30, 1999:

                1. On June 29, 1999, the Company filed a Form 8-K to announce that is had reached a definitive agreement to acquire the assets and deposits of one branch of the Bank of Albuquerque, N.A., in Clovis, New Mexico and of one branch in Gallup, New Mexico.

                                  SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ACCESS ANYTIME BANCORP, INC.



         Date:  July 30, 1999       /s/ Norman R. Corzine
                                    --------------------------------------------
                                    Norman R. Corzine, Chairman of the Board,
                                    Chief Executive Officer
                                    (DULY AUTHORIZED REPRESENTATIVE)


         Date:  July 30, 1999       /s/ Ken Huey, JR.
                                    --------------------------------------------
                                    Ken Huey, Jr., President, Chief Financial
                                    Officer and Director
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                                    (DULY AUTHORIZED REPRESENTATIVE)