Form 10QSB
period 1999-09-30
ACCESS ANYTIME BANCORP INC
filed 1999-10-27
CIK 1024015

===============================================================================
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 Yes /X/ No / /

                1,239,534 Shares of Capital Stock $.01 par value

                       Outstanding as of October 27, 1999








 Transitional Small Business Disclosure Format (check one):  Yes / /    No /X/

===============================================================================

                                TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----

PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                 Unaudited Consolidated Statements of Financial Condition........        3

                 Unaudited Consolidated Statements of Income ....................        4

                 Unaudited Consolidated Statement of Stockholders' Equity........        5

                 Unaudited Consolidated Statements of Cash Flows.................    6 - 7

                 Notes to Consolidated Financial Statements (Unaudited)..........   8 - 12

        Item 2 - Management's Discussion and Analysis or Plan of Operation........ 13 - 17

PART II - OTHER INFORMATION

        Item 4 - Submission of Matters to a Vote of Security Holders.............       17

        Item 5 - Other...........................................................       17

        Item 6 - Exhibits and Reports on Form 8-K.................................      18

SIGNATURES........................................................................      19

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                         September 30,           December 31,
ASSETS                                                                                       1999                    1998
                                                                                       -----------------      -----------------
Cash and cash equivalents                                                              $       3,998,370      $       5,232,708
Certificates of deposit                                                                        3,392,981              2,590,000
Securities available-for-sale (amortized cost of $9,611,019 and $11,487,694)                   9,521,132             11,425,592
Securities held-to-maturity (aggregate fair value of $5,078,383
   and  $7,507,941)                                                                            5,129,677              7,528,337
Loans held-for-sale (aggregate fair value of $898,255 and $869,777)                              879,200                855,258
Loans receivable                                                                              98,552,755             88,809,104
Interest receivable                                                                              767,629                634,546
Real estate owned                                                                                568,967                166,195
FHLB stock                                                                                       867,358                790,233
Premises and equipment                                                                         2,367,269              2,375,205
Servicing rights                                                                                  70,363                     --
Organizational cost, net                                                                              --                115,162
Deferred tax asset                                                                             1,252,225              1,075,586
Other assets                                                                                     337,309                170,441
                                                                                       -----------------      -----------------

       Total assets                                                                    $     127,705,235      $     121,768,367
                                                                                       =================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                            $     102,903,341      $     105,045,150
   Federal Home Loan Bank advances                                                            13,050,000              5,750,000
   Accrued interest and other liabilities                                                        516,786                686,447
   Advanced payments by borrowers for taxes and insurance                                        184,580                362,009
                                                                                       -----------------      -----------------

       Total liabilities                                                                     116,654,707            111,843,606
                                                                                       -----------------      -----------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized; none                                 --                     --
     issued
   Common stock, $.01 par value; 6,000,000 shares authorized;
     1,244,016 and 1,236,955 shares issued; 1,239,534 and 1,235,579
       outstanding in 1999 and 1998, respectively                                                 12,440                 12,370
   Capital in excess of par value                                                              9,656,055              9,604,001
   Retained earnings                                                                           1,471,615                356,601
   Accumulated other comprehensive loss, net of tax of $30,561 and $21,115                       (59,326)               (40,987)
                                                                                       -----------------      -----------------
                                                                                              11,080,784              9,931,985
   Treasury stock, at cost                                                                       (30,256)                (7,224)
                                                                                       -----------------      -----------------
       Total stockholders' equity                                                             11,050,528              9,924,761
                                                                                       -----------------      -----------------
       Total liabilities and stockholders' equity                                      $     127,705,235      $     121,768,367
                                                                                       =================      =================

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                             Three Month Periods Ended       Nine Month Periods Ended
                                                                  September 30,                   September 30,
                                                           ----------------------------  ------------------------------
                                                               1999            1998           1999          1998
                                                           -------------  -------------  -------------  ---------------

Interest income:
   Loans receivable                                        $   1,902,266  $   1,602,574  $   5,568,421  $     4,431,960
   U.S. government agency securities                              11,821         13,004         34,570           52,542
   Mortgage-backed securities                                    210,912        328,467        696,412        1,169,927
   Other interest income                                          71,603         81,313        214,194          253,047
                                                           -------------  -------------  -------------  ---------------


       Total interest income                                   2,196,602      2,025,358      6,513,597        5,907,476
                                                           -------------  -------------  -------------  ---------------

Interest expense:
   Deposits                                                    1,041,341      1,083,457      3,242,137        3,149,313
   FHLB advances                                                 118,085         78,963        330,279          183,678
                                                           -------------  -------------  -------------  ---------------

       Total interest expense                                  1,159,426      1,162,420      3,572,416        3,332,991
                                                           -------------  -------------  -------------  ---------------

Net interest income before provision for loan losses           1,037,176        862,938      2,941,181        2,574,485
Provision for loan losses                                        138,301         20,517        312,672           74,820
                                                           -------------  -------------  -------------  ---------------

       Net interest income after provision for loan losses       898,875        842,421      2,628,509        2,499,665
                                                           -------------  -------------  -------------  ---------------

Noninterest income:
   Loan servicing and other fees                                  76,244         62,697        174,819          208,684
   Net realized gains on sales of available-for-sale
        securities                                                    --             --        739,475               --
   Net realized gains on sales of loans                           85,474         55,837        235,122          176,332
   Real estate operations, net                                        --         15,569             --           12,182
   Other income                                                  124,534        104,738        336,611          283,672
                                                           -------------  -------------  -------------  ---------------

         Total other income                                      286,252        238,841      1,486,027          680,870
                                                           -------------  -------------  -------------  ---------------

Noninterest expenses:
   Salaries and employee benefits                                459,058        487,067      1,518,128        1,473,306
   Occupancy expense                                             146,256        132,572        439,446          371,166
   Deposit insurance premium                                      34,538         31,055        101,743           92,006
   Advertising                                                     7,847         15,224         29,323           40,730
   Real estate operations, net                                     5,770             --          5,324               --
   Professional fees                                              43,219         39,498        154,362          123,471
   Other expense                                                 281,700        218,720        898,389          722,249
                                                           -------------  -------------  -------------  ---------------

       Total other expenses                                      978,388        924,136      3,146,715        2,822,928
                                                           -------------  -------------  -------------  ---------------

Income before income taxes                                       206,739        157,126        967,821          357,607

Income tax expense (benefit)                                     (88,460)        45,932       (147,193)          99,114
                                                           -------------  -------------  -------------  ---------------

Net income                                                 $     295,199  $     111,194  $   1,115,014  $       258,493
                                                           =============  =============  =============  ===============

Earnings per common share                                  $         .24  $         .09  $         .90  $           .21
                                                           =============  =============  =============  ===============


Earnings per common share-assuming dilution                $         .23  $         .09  $         .88  $           .20
                                                           =============  =============  =============  ===============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                 Common Stock       Treasury Stock
                                              ------------------- --------------------                       Accumulated
                                                                                                                Other
                                                                                        Capital             Comprehensive
                                                Number                                 in Excess               Income
                                Comprehensive     of              Number                Of Par    Retained     (Loss),
                                   Income       Shares   Amount  of Shares   Amount      Value    Earnings       Net       Total
                                ------------- --------- -------  ---------  --------- ---------- ---------- ----------------------

Balance at
December 31, 1998                             1,236,955 $12,370      1,376 $  (7,224) $9,604,001 $  356,601 $  (40,987) $ 9,924,761

Net income                      $   1,115,014        --      --         --        --          --  1,115,014         --    1,115,014

Net changes in
  unrealized
  depreciation on
  available-for-sale                  (18,339)       --      --         --        --          --         --    (18,339)     (18,339)
  securities, net               -------------


Total comprehensive
  income                        $   1,096,675
                                =============

Common stock issued                               7,061      70         --        --      37,054         --         --       37,124

Common stock rights
   issued in lieu of
   directors cash                                    --      --         --        --      15,000         --         --       15,000
   compensation

Purchase treasury stock                              --      --      3,106   (23,032)         --         --         --      (23,032)
                                              --------- -------  --------- ---------  ---------- ---------- ----------  -----------
Balance at September 30, 1999                 1,244,016 $12,440      4,482 $ (30,256) $9,656,055 $1,471,615 $  (59,326) $11,050,528
                                              ========= =======  ========= =========  ========== ========== ==========  ===========



















                   The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Nine Month Periods Ended
                                                                          September 30,
                                                               ---------------------------------
                                                                   1999                 1998
                                                               ------------         ------------
Cash flows from operating activities:
   Net income                                                  $  1,115,014         $    258,493
   Adjustments to reconcile net income to cash
    provided (used) by operating activities:
     Depreciation                                                   243,169              179,680
     Deferred income taxes                                         (127,240)              73,083
     Provision for loan losses charged                              312,672               74,820
     Amortization of premiums on investment securities               90,050              135,732
     Amortization of loan premiums, discounts and
       deferred fees, net                                            67,871               70,389
     Amortization of organizational costs                           115,162               31,408
     Gain on sale of loans held-for-sale                           (235,122)             (12,182)
     Proceeds from sales of loans held-for-sale                  16,358,316           10,683,926
     Originations of loans held-for-sale                        (16,441,460)         (11,692,125)
     Common stock rights issued in lieu of directors
       compensation                                                  15,000               14,500
     Gain on foreclosed real estate                                  (3,713)             (14,575)
     Gain on disposition of premises and equipment                   (5,944)              (8,019)
     Gain on sale of Fannie Mae stock                              (739,475)                  --
     Net increase in accrued interest receivable and
       other assets                                                (584,172)            (247,966)
     Decrease in accrued expense and other liabilities             (169,661)             (57,341)
                                                               ------------         ------------

       Net cash provided (used) by operating activities              10,467             (510,177)
                                                               ------------         ------------

Cash flows from investing activities:
   Proceeds from maturities and principal repayments
     of available-for-sale securities                             1,817,844            2,580,403
   Proceeds from maturities and principal repayments
     of held-to-maturity securities                               2,367,441            9,447,540
   Proceeds from sale of Fannie Mae stock                           746,409                   --
   Purchase of Fannie Mae stock                                      (6,858)                  --
   Net (increase) decrease in FHLB stock                            (77,200)             888,300
   Net increase in certificates of deposit                         (802,981)            (955,000)
   Net increase in loans                                        (10,124,194)         (23,194,098)
   Proceeds from sales of foreclosed real estate                     69,169               66,000
   Purchases of premises and equipment                             (229,289)            (307,532)
                                                               ------------         ------------
       Net cash used by investing activities                     (6,239,659)         (11,474,387)
                                                               ------------         ------------

Cash flows from financing activities:
   Net increase (decrease)  in deposits                          (2,141,809)           4,850,103
   Net change in other borrowed funds                             7,300,000            5,750,000
   Net increase (decrease) in advance payments by
     borrowers for taxes and insurance                             (177,429)             371,719
   Purchase of treasury stock                                       (23,032)              (7,224)
   Proceeds from issuance of common stock                            37,124               67,988
                                                               ------------         ------------

       Net cash provided by financing activities                  4,994,854           11,032,586
                                                               ------------         ------------

Decrease in cash and cash equivalents                            (1,234,338)            (951,978)
Cash and cash equivalents at January 1                            5,232,708            6,814,126
                                                               ------------         ------------

Cash and cash equivalents at September 30                      $  3,998,370         $  5,862,148
                                                               ============         ============

                                   (Continued)


ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)



                                                                    Nine Month Periods Ended
                                                                          September 30,
                                                               ---------------------------------
                                                                   1999                 1998
                                                               ------------         ------------
Supplemental disclosures of cash flow information:
Cash paid during the period
   for:
      Interest                                                 $  3,271,517         $  3,370,358
      Income taxes                                                   20,000                   --
   Supplemental disclosure of non-cash investing and
     financing activities:
       Real estate acquired in settlement of loans                  409,568                   --
       Loans to facilitate the sale of real estate owned                 --               61,500


















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

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2   SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value follows:


                                           Amortized                 Gross unrealized                   Fair
                                              Cost               Gains              Losses              Value
                                        ---------------     ---------------     --------------     --------------
AVAILABLE-FOR-SALE SECURITIES:

 September 30, 1999:
   Mortgage-backed securities:
    GNMA adjustable rate                $     9,611,019     $         4,129     $       94,016     $    9,521,132
                                        ===============     ===============     ==============     ==============



 December 31, 1998:
   Mortgage-backed securities:
    GNMA adjustable rate                $    11,487,694     $        17,726     $       79,828     $   11,425,592
                                        ===============     ===============     ==============     ==============



                                           Amortized                 Gross unrealized                   Fair
                                              Cost               Gains              Losses              Value
                                        ---------------     ---------------     --------------     --------------

HELD-TO-MATURITY SECURITIES:

 September 30, 1999:
   Mortgage-backed securities:
    FNMA participation certificates     $     1,885,574     $           131     $       10,279     $    1,875,426
    FHLMC participation certificates          2,235,199                 --               8,117          2,227,082
    FHLMC adjustable rate                     1,008,904                 --              33,029            975,875
                                        ---------------     ---------------     --------------     --------------

                                        $     5,129,677     $           131     $       51,425     $    5,078,383
                                        ===============     ===============     ==============     ==============

 December 31, 1998:
   Mortgage-backed securities:
    FNMA participation certificates     $     2,860,553     $         1,020     $       10,234     $    2,851,339
    FHLMC participation certificates          3,356,571               4,019              1,207          3,359,383
    FHLMC adjustable rate                     1,311,213                  --             13,994          1,297,219
                                        ---------------     ---------------     --------------     --------------

                                        $     7,528,337     $         5,039     $       25,435     $    7,507,941
                                        ===============     ===============     ==============     ==============


ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3   LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follows:


                                                                      Gross unrealized
                                                        --------------------------------------------
                                Amortized cost                 Gains                    Losses                 Fair value
                              -------------------       -------------------      -------------------      -------------------
September 30, 1999            $           879,200       $            19,055      $                --      $           898,255
December 31, 1998                         855,258                    14,519                       --                  869,777



NOTE 4   LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:


                                                               September 30,       December 31,
                                                                   1999                1998
                                                             -----------------  ------------------
First mortgage loans:
   Conventional                                              $      74,000,591  $       67,703,131
   FHA insured and VA guaranteed                                     6,172,328           6,520,261
Consumer and installment loans                                      16,301,670          13,560,182
Construction loans                                                   1,020,496           1,329,806
Other                                                                2,790,671           1,949,673
                                                             -----------------  ------------------

                                                                   100,285,756          91,063,053

Less:
   Loans in process                                                    314,333             947,193
   Unearned discounts, deferred loan fees, and other                   773,643             705,772
   Allowance for loan losses                                           645,025             600,984
                                                             -----------------  ------------------

                                                             $      98,552,755  $       88,809,104
                                                             =================  ==================


An analysis of the changes in allowance for loan losses follows:


                                                       Nine Months Ended         Year Ended
                                                       September 30, 1999     December 31, 1998
                                                     ---------------------- ---------------------
Balance at beginning of year                         $       600,984        $       527,347

Loans charged-off                                           (289,758)              (190,056)
Recoveries                                                    21,127                 25,413
                                                     ---------------        ---------------

       Net loans charged-off                                (268,631)              (164,643)
Provision for loan losses charged to operations              312,672                238,280
                                                     ---------------        ---------------

Balance at end of period                             $       645,025        $       600,984
                                                     ===============        ===============


ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4   LOANS RECEIVABLE (CONTINUED)

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:


                                                      Nine Months Ended        Year Ended
                                                     September 30, 1999     December 31, 1998
                                                    --------------------   -------------------
Balance at beginning of year                        $    2,272,616         $      984,434
Loans originated                                           134,574              1,743,100
Loan principal payments and other reductions            (1,164,935)              (454,918)
                                                    --------------------   -------------------

Balance at end of period                            $    1,242,255         $    2,272,616
                                                    ====================   ===================


NOTE 5   NON-PERFORMING ASSETS

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


The composition of the Bank's portfolio of non-performing assets is shown in the following table:


                                                 September 30, 1999     December 31, 1998
                                                --------------------   -------------------
Non-accruing loans*                             $       265,581        $     349,128
Past due 90 days or more and still accruing                  --                   --
Real estate owned                                       568,967              166,195
                                                --------------------   -------------------

Total non-performing assets                     $       834,548        $     515,323
                                                ====================   ===================

Ratio of non=performing assets to total assets            0.65%                0.42%
                                                ====================   ===================


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

A reconciliation between basic and diluted weighted average common shares outstanding follows:


                                                         Three Months Ended                     Nine Months Ended
                                                            September 30,                          September 30,
                                                 -------------------------------------  ------------------------------------
                                                       1999               1998                1999               1998
                                                 -----------------  ------------------  -----------------  -----------------
Weighted average common
     shares - Basic                                  1,235,046          1,217,336           1,234,870          1,217,336

Plus effect of dilutive securities:
   Stock Options                                        33,280             89,407              24,792             81,930
   Common Stock Rights                                   4,604              1,998               4,167              1,929
                                                 -----------------  ------------------  -----------------  -----------------
                                                 -----------------  ------------------  -----------------  -----------------

Weighted average common
     shares - Assuming Dilution                      1,272,930          1,308,741           1,263,829          1,301,195
                                                 =================  ==================  =================  =================


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

FINANCIAL CONDITION

Total assets for the Company increased by $5,936,868 or 4.9%, from December 31, 1998 to September 30, 1999. The increase in assets was primarily due to an increase of approximately $9.7 million in loans receivable from December 31, 1998 to September 30, 1999. Securities available-for-sale and securities held-to-maturity reduced by $1.9 and $2.4 million, respectively, because of principal payments and prepayments.

Total liabilities increased $4,811,101 or 4.3% from December 31, 1998 to September 30, 1999. An increase of $7.3 million in FHLB advances was the primary cause of the increase in total liabilities from December 31, 1998 to September 30, 1999 and was due to the increased loan demand. The increase in total liabilities was partially offset by a decrease in deposits of approximately $2.1 million or 2.0%.

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

The following table is a reconciliation of the Bank's capital for regulatory purposes at September 30, 1999 as reported to the OTS.


                                                                       Tier 1-        Tier 1-         Total
                                                                        Core         Risk-based     Risk-based
                                                                       Capital        Capital        Capital
                                                                    --------------  -------------  -------------
Total regulatory assets                                               $127,483,191
Net unrealized depreciation on available-for-sale securities, net           59,326
Less intangible assets disallowed for regulatory purposes                 (546,442)
                                                                    --------------
Adjusted regulatory total assets                                      $126,996,075
                                                                    ==============
Risk-based assets                                                                     $84,405,000    $84,405,000
                                                                                    -------------  -------------
                                                                                    -------------  -------------
Stockholders' equity                                                   $10,898,769    $10,898,769    $10,898,769
Net unrealized depreciation on available-for-sale securities, net           59,326         59,326         59,326
General valuation allowance                                                     --             --        645,025
Less intangible assets disallowed for regulatory purposes                 (546,442)      (546,442)      (546,442)
                                                                    --------------  -------------  -------------
Regulatory capital                                                      10,411,653     10,411,653     11,056,678
Regulatory capital required to be "well capitalized"                     6,349,804      5,064,300      8,440,500
                                                                    --------------  -------------  -------------
Excess regulatory capital                                               $4,061,849     $5,347,353     $2,616,178
                                                                    ==============  =============  =============
Bank's capital to adjusted regulatory assets                                 8.20%
                                                                    ==============
Bank's capital to risk-based assets                                                        12.34%         13.10%
                                                                                    =============  =============

LIQUIDITY

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan

Bank ("FHLB") which provides a source of borrowings to the Bank for asset and asset/liability matching. As of September 30, 1999, the Bank had $13.05 million in FHLB borrowings.

RESULTS OF OPERATIONS

THREE-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

Net income for the three months ended September 30, 1999 was $295,199 compared to $111,194 for the three months ended September 30, 1998.

Net interest income before provision for loan losses increased by approximately $174,000 to $1,037,000 for the three-month period ended September 30, 1999 compared to $863,000 for the same period in 1998. Interest income for the quarter ended September 30, 1999 increased by $171,000 compared to a decrease of $3,000 for interest expense. The increase in interest income was caused by an increase in interest income on loans receivable of $300,000, which was partially offset by a decrease in mortgage-backed securities interest income of $118,000. During the third quarter of 1999 the provision for loan losses increased by $117,000 to $138,000 as compared to $21,000 in the second quarter of 1998.

During the three-months ended September 30, 1999 noninterest income increased by $47,000 to $286,000 compared to $239,000 in 1998. The increase in noninterest income for the quarter ended September 30, 1999 was primarily due to an increase in net realized gains on sales of loans of $30,000 to $85,000, as compared to $55,000 for the quarter ended September 30, 1998.

Noninterest expense increased to $978,000 for the quarter ended September 30, 1999 as compared to $924,000 in the same quarter in 1998. The $54,000 increase in noninterest expense was primarily due to an increase in other expense. The $63,000 increase in other expense was principally because of an increase in loan servicing expense due to the sale of loan servicing rights in the last quarter of 1998, and an increase in computer processing expense.

The income tax benefit for the quarter ended September 30, 1999 was $88,000 compared to an expense of $46,000 in the quarter ended September 30, 1998. The net income tax benefit for the quarter ended September 30, 1999 is primarily the result of a reduction in the valuation allowance relative to the deferred tax asset generated by net operating loss carryforwards during the quarter.

NINE-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

Net income for the nine months ended September 30, 1999 was $1,115,014 compared to $258,493 for the nine months ended September 30, 1998.

Net interest income before provision for loan losses increased by approximately $367,000 to $2,941,000 for the nine-month period ended September 30, 1999 compared to $2,574,000 for the same period in 1998. The increase in net interest income before provision for loan losses was primarily caused by an increase in loans receivable which generated a higher rate of income than the reduction in mortgage-backed security income and the increase interest expenses in FHLB advances and deposits. Interest income for the nine-months ended September 30, 1999 increased by $606,000 compared to an increase of $239,000 for interest expense. During the first nine-months of 1999 the provision for loan losses increased to $312,000 compared to $75,000 in the first nine-months of 1998.

During the nine-months ended September 30, 1999 noninterest income increased by $805,000 to $1,486,000 compared to $681,000 in 1998. The increase in noninterest income was primarily due to a long-term capital gain on the sale of securities of $739,475 during the first quarter of 1999. Loan servicing and other fees decreased by $34,000 during the nine-months ended September 30, 1999 as compared to the same period from 1998, primarily due to the sale of servicing rights during the last quarter of 1998. Net realized gains on sales of loans increased by $59,000 to $235,000 in the first nine-months of 1999 compared to the same period in 1998.

Noninterest expense increased to $3,147,000 for the nine-months ended September 30, 1999 as compared to $2,823,000 in the same period in 1998. The $324,000 increase in noninterest expense was due to increases in other expenses of $176,000, salaries and employee benefits of $45,000, occupancy expense of $68,000. The increase in other expenses was primarily due to the $115,162 amortization of organization costs of the Holding Company in accordance with the adoption of AICPA Statement of Position No. 98-5, which was adopted in the quarter ended March 31, 1999.

The income tax benefit for the first nine-months of 1999 was $147,000 compared to an expense of $99,000 in the nine-months ended September 30, 1998. The income tax benefit for the first nine-months of 1999 includes a reduction in the valuation allowance relative to the deferred tax asset generated by net operating loss carryforwards.

FORWARD-LOOKING STATEMENTS

The Bank announced on June 21, 1999, that it had reached a definitive agreement, on June 18, 1999 to acquire the assets and deposits of one branch of the Bank of Albuquerque, N.A., in Clovis, New Mexico and of one branch in Gallup, New Mexico. Subsequently, the acquisition has been approved by regulatory authorities and is anticipated to occur in November 1999. The branches consist primarily of deposit accounts and should provide approximately $26.9 million in cash to the Bank, which will be immediately invested to provide an income stream. The Bank plans to invest these new funds in short-term duration investment products in order to provide increased earnings and maintain a low level of risk. As opportunities become available to invest in higher yielding products such as loans, these funds will be invested in these loans, while being mindful of the Banks normal level of credit risk.

When used in this Form 10-QSB, certain words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties - including, but not limited to, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

                           PART II - OTHER INFORAMTION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of stockholders on May 20, 1999. The following table sets forth certain information relating to each of the matters voted upon at the meeting.

                                                                                    Votes
                                                 -----------------------------------------------------------------------------
                                                                         Against or                               Broker
             Matters Voted Upon                           For             Withheld           Abstentions         Non-Votes

1.   Election of Directors:
       James A. Clark                                   944,000             22,597                  *                 *
       Norman R. Corzine                                947,424             19,173                  *                 *
       Allan M. Moorhead                                945,136             21,461                  *                 *
       R. Chad Lydick                                   947,922             18,675                  *                 *

2.   Ratification of the selection
     of Robinson Burdette Martin &
     Cowan, L.L.P. as independent
     public accountants for the
     current year.                                      951,385             15,212                  *                 *

* Not applicable or not readily available

ITEM 5 - OTHER INFORMATION

In July 1999, one of the Company's board members resigned as a director of the Company. His resignation was not the result of any disagreement with any matter relating to the Company's operation, policies, or practices.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

         10.3.2 Amendment Number Two to Profit Sharing and Employee Stock Ownership Plan of First Savings Bank, F.S.B.

         10.3.3 Amendment Number Three to Profit Sharing and Employee Stock Ownership Plan of FirstBank (Formerly First Savings Bank, F.S.B.)

         10.3.4 Amendment Number Four to Profit Sharing and Employee Stock Ownership Plan of FirstBank (Formerly First Savings Bank, F.S.B.)

         10.12.1 Amendment Number One to Nonqualified 401(K) Rabbi Trust for an Executive Savings Plan dated June 1, 1998

         10.6.2 Extension of Employment Agreement with Kenneth J. Huey, Jr. dated July 29, 1999

         10.7.2 Extension of Employment Agreement with Norman R. Corzine dated July 29, 1999

         27       Financial Data Schedule

         (b) Reports on Form 8-K.

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACCESS ANYTIME BANCORP, INC.

    Date:  October 27, 1999        /s/ Norman R. Corzine
                                   --------------------------------------------
                                   Norman R. Corzine, Chairman of the Board,
                                   Chief Executive Officer
                                   (DULY AUTHORIZED REPRESENTATIVE)

    Date:  October 27, 1999        /s/ Ken Huey, Jr.
                                   --------------------------------------------
                                   Ken Huey, Jr., President, Chief Financial
                                   Officer and Director
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                                   (DULY AUTHORIZED REPRESENTATIVE)