Form 10KSB40
period 1999-12-31
ACCESS ANYTIME BANCORP INC
filed 2000-03-06
CIK 1024015

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1945 FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                 Yes |X| No | |

       Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

       The issuer's revenues for the year ended December 31, 1999, were $10,688,367.

       The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq Small-Cap Market as of February 25, 2000 was approximately $8,049,431. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

       As of February 25, 2000, the issuer had outstanding 1,238,374 shares of Common Stock, par value $0.01 per share, its only class of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

       The following document is incorporated by reference into Part III of this Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer's 2000 Annual Meeting of Stockholders.

       Transitional Small Business Disclosure Format (check one): Yes | | No |X|

===============================================================================

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
                                               PART I
Item 1.    Description of Business.................................................................             4
           Overview................................................................................             4
           Lending Activities......................................................................             4
               General.............................................................................             4
               Loan Portfolio Composition..........................................................             6
               One-to-Four Family Residential Mortgage Lending.....................................             8
               Multi-Family and Commercial Real Estate Lending.....................................             9
               Commercial Business Lending.........................................................            10
               Construction Lending................................................................            10
               Consumer Lending....................................................................            10
               Loan Servicing......................................................................            11
           Originations, Purchases and Sales of Loans..............................................            11
           Asset Quality...........................................................................            12
               Delinquent Loans....................................................................            12
               Non-Performing Assets...............................................................            13
               Criticized Assets...................................................................            14
               Allowance for Loan Losses...........................................................            14
           Investment Activities...................................................................            16
               General.............................................................................            16
               Other Investments...................................................................            18
           Sources of Funds........................................................................            18
               The Company.........................................................................            18
               The Bank............................................................................            18
               Borrowings..........................................................................            22
           Subsidiary of the Bank..................................................................            22
           Regulation..............................................................................            22
               General.............................................................................            22
               Regulation of the Company...........................................................            23
               Federal Securities Law..............................................................            23
               Insurance of Accounts and Regulations by the FDIC...................................            24
               Regulatory Capital Requirements.....................................................            24
               Limitations on Dividends and Other Capital Distributions............................            26
               Liquidity...........................................................................            26
               Accounting..........................................................................            26
               Qualified Thrift Lender Test........................................................            27
               Community Reinvestment Act..........................................................            27
               Transactions with Affiliates........................................................            27
               Federal Home Loan Bank System.......................................................            28
               Regulatory Environment for 2000.....................................................            28
           Federal and State Taxation..............................................................            31
               Federal Taxation....................................................................            31
               State Taxation......................................................................            32
           New Accounting Standards................................................................            33
           Competition.............................................................................            33
           Employees...............................................................................            33

                                   (Continued)


                                TABLE OF CONTENTS
                                   (CONTINUED)
                                                                                                             Page
                                                                                                             ----
Item 2.    Description of Property.................................................................            34

Item 3.    Legal Proceedings.......................................................................            34

Item 4.    Submission of Matters to a Vote of Security Holders.....................................            34

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...................            35

Item 6.    Management's Discussion and Analysis or Plan of Operation...............................            36
               Selected Consolidated Financial Highlights..........................................            36
               General.............................................................................            38
               Regulatory Matters..................................................................            39
               Results of Operations...............................................................            40
                    Comparison of Years Ended December 31, 1999 and 1998...........................            42
                    Comparison of Years Ended December 31, 1998 and 1997...........................            42
               Asset/Liability Management and Interest Rate Sensitivity............................            43
               Liquidity and Capital Resources.....................................................            46
               Asset Quality.......................................................................            47
                    Allowance for Loan Losses......................................................            47
                    Non-Performing Assets..........................................................            49
                    Investment Securities..........................................................            49
               Off-Balance Sheet Financial Instruments.............................................            49
               Income Taxes........................................................................            50
               Impact of Inflation and Changing Prices.............................................            50
               Impact of New Accounting Standards..................................................            50
               Impact of Year 2000.................................................................            52
               Forward-Looking Information.........................................................            52

Item 7.    Financial Statements....................................................................            52

Item 8.    Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosures...............................................................            52

                                              PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act..............................            53

Item 10.   Executive Compensation..................................................................            53

Item 11.   Security Ownership of Certain Beneficial Owners and Management..........................            53

Item 12.   Certain Relationships and Related Transactions..........................................            53

Item 13.   Exhibits and Reports on Form 8-K........................................................            54

Signatures ........................................................................................            56

Index to Consolidated Financial Statements.........................................................           F-1

Glossary of Certain Terms..........................................................................           G-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

PLEASE REFER TO THE GLOSSARY OF CERTAIN TERMS (PAGE G-1) FOR DEFINITIONS OF VARIOUS TERMS.

OVERVIEW

         Access Anytime Bancorp, Inc. (the "Company") is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of First Savings Bank, F.S.B. renamed FirstBank (the "Bank"). The Company owns all of the outstanding stock of the Bank, which is the Company's principal asset. The Bank was originally chartered by the FHLBB in 1934. Currently, deposits with the Bank are insured to the maximum extent permitted by the SAIF, which is under the supervision of the FDIC. The Bank is a member of the FHLB system and the Company and the Bank are subject to comprehensive regulation, examination, and supervision of the OTS and the FDIC.

         The Bank is the second largest financial institution headquartered in Clovis, New Mexico, with approximately $142 million in assets. The Bank conducts full service banking operations through four offices located in Clovis, Portales, and Gallup, New Mexico and through a loan production office in Rio Rancho, New Mexico, near Albuquerque. The Company's executive offices are located at 801 Pile Street, Clovis, New Mexico. The telephone number at that address is (505) 762-4417. In general, the Bank has a normal lending territory, as defined by federal regulations, that includes all areas within the State of New Mexico, Arizona, and a 100 mile radius from the Company's main office in Clovis, New Mexico, which extends into the State of Texas. The primary service area's economic base is derived from Cannon Air Force Base, a regional switching headquarters for the Burlington Northern Santa Fe Railroad, Eastern New Mexico University, and farming and ranching.

         On November 5, 1999, the Bank purchased certain assets and assumed all of the liabilities of the Bank of Albuquerque's branch facilities located in Clovis and Gallup, New Mexico. The Bank assumed approximately $23.9 million in deposits and $2.3 million in net loans.

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

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is limited generally to the greater of 15% of unimpaired capital and surplus or $500,000. At December 31, 1999, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $1,393,000. The Bank had no loans in excess of the legal lending limit at December 31, 1999.

         LOAN PORTFOLIO COMPOSITION. The following table shows the composition of the Bank's loan portfolio in dollar amounts and in percentages as of dates indicated.

                                                                             December 31
                                         -------------------------------------------------------------------------------------
                                                    1999                         1998                         1997
                                         ---------------------------  ---------------------------  ---------------------------
                                            Amount        Percent        Amount        Percent        Amount        Percent
                                         -------------  ------------  -------------  ------------  -------------  ------------
                                                                            (In Thousands)
Real estate loans (a):
   Residential mortgage loans:
     One-to-four family.............     $    66,791       62.88%     $    63,491       69.72%     $    37,875       63.45%
     Multi-family...................             902        0.85              918        1.01              942        1.58
     Other dwelling units...........             502        0.47              539        0.59              762        1.28
   Commercial.......................          20,553       19.35           12,555       13.79            8,741       14.64
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total real estate loans......          88,748       83.55           77,503       85.11           48,320       80.95
                                         -------------  ------------  -------------  ------------  -------------  ------------
Other loans:
   Savings accounts.................             694        0.65              596        0.65              627        1.05
   Other consumer items (b).........          16,778       15.80           12,964       14.24           10,750       18.00
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total other loans............          17,472       16.45           13,560       14.89           11,377       19.05
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total loans..................         106,220      100.00%          91,063      100.00%          59,697      100.00%
                                                        ============                 ============                 ============
Less:
   Loans in process.................             414                          947                          535
   Discounts, deferred loan fees
      and other.....................             765                          706                          463
   Allowance for loan losses........             864                          601                          527
                                         -------------                -------------                -------------

       Total loans receivable, net..     $   104,177                  $    88,809                  $    58,172
                                         =============                =============                =============

(a) Includes construction loans to be converted to permanent loans and refinanced loans.
(b) Includes, among other things, commercial, automobile, credit card and home improvement loans.

         The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate categories at the dates indicated.

                                                                             December 31
                                         -------------------------------------------------------------------------------------
                                                    1999                         1998                         1997
                                         ---------------------------  ---------------------------  ---------------------------
                                            Amount        Percent        Amount        Percent        Amount        Percent
                                         -------------  ------------  -------------  ------------  -------------  ------------
                                                                            (In Thousands)
Fixed-rate loans:
Real estate (a):
   Residential mortgage loans:
     One-to-four family.............     $    54,802       51.59%     $    53,549       58.81%     $    27,835       46.63%
     Multi-family...................             623        0.59              632        0.69              626        1.05
     Other dwelling units...........              99        0.09              125        0.14              317        0.53
   Commercial.......................          13,416       12.63           10,941       12.01            5,669        9.50
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total real estate loans......          68,940       64.90           65,247       71.65           34,447       57.71
                                         -------------  ------------  -------------  ------------  -------------  ------------

Other:
   Savings accounts.................             694        0.66              596        0.65              627        1.05
   Consumer (b).....................          13,747       12.94           12,371       13.59           10,681       17.89
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total other loans............          14,441       13.60           12,967       14.24           11,308       18.94
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total fixed-rate loans.......          83,381       78.50           78,214       85.89           45,755       76.65
                                         -------------  ------------  -------------  ------------  -------------  ------------

Adjustable-rate loans:
Real estate (a):
   Residential mortgage loans:
     One-to-four family.............          11,989       11.29            9,942       10.93           10,040       16.82
     Multi-family...................             279        0.26              286        0.31              316        0.53
     Other dwelling units...........             403        0.38              414        0.45              445        0.75
   Commercial.......................           7,137        6.72            1,614        1.77            3,072        5.14
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total real estate loans......          19,808       18.65           12,256       13.46           13,873       23.24

Consumer (b)........................           3,031        2.85              593        0.65               69        0.11
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total adjustable-rate loans..          22,839       21.50           12,849       14.11           13,942       23.35
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total loans receivable.......         106,220      100.00%          91,063      100.00%          59,697      100.00%
                                                        ============                 ============                 ============
Less:
   Loans in process.................             414                          947                          535
   Discounts, deferred loan fees
      and other.....................             765                          706                          463
   Allowance for loan losses........             864                          601                          527
                                         -------------                -------------                -------------

       Total loans receivable, net..     $   104,177                  $    88,809                  $    58,172
                                         =============                =============                =============

(a) Includes construction loans to be converted to permanent loans and refinanced loans.
(b) Includes, among other things, commercial, automobile, credit card and home improvement loans.

         The following table outlines the specific loan types with contractual maturity dates as of December 31, 1999. Loans which have adjustable or renegotiable rates are shown as maturing during the period when the contract is due. This schedule does not reflect the effects of possible principal prepayments by the borrower.

                                  Real Estate                                 Non-Real Estate
                  --------------------------------------------  --------------------------------------------
                       Mortgages             Construction             Consumer         Commercial Business           Total
                  ---------------------  ---------------------  ---------------------  ---------------------  ---------------------
                              Weighted               Weighted               Weighted               Weighted               Weighted
                              average                average                average                average                average
                   Amount       rate      Amount      rate       Amount       rate      Amount       rate      Amount       rate
                  ----------  ---------  ---------- ----------  ----------  ---------  ----------  ---------  ----------  ---------
                                                                   (In Thousands)
Within one
   year           $   4,818      8.85%   $     569     9.91%    $   1,683      8.54%   $   1,671      9.43%   $   8,741      8.97%
More than one
   year through
   two  years           616      8.67           --      --          1,282      9.99          336      9.36        2,234      9.53
More than two
   years
   through three
   years                946      9.05           --      --          3,506     12.07          164     10.10        4,616     11.38
More than
   three years
   through
   five years         5,311      8.72           --      --          5,244      9.42        1,691      9.47       12,246      9.12
More than five
   years
   through ten
   years             13,854      7.63           --      --            973      9.61          761      9.46       15,588      7.84
More than ten
   years
   through
   fifteen years     44,259      7.13           --      --             --       --            43     10.00       44,302      7.13
More than
   fifteen years     18,375      7.53           --      --             --       --           118      9.06       18,493      7.54
                  ----------  ---------  ---------- ----------  ----------  ---------  ----------  ---------  ----------  ---------
Total loans
   receivable     $  88,179      7.52%   $     569     9.91%    $  12,688     10.11%   $   4,784      9.46%   $ 106,220      7.93%
                  ==========  =========  ========== ==========  ==========  =========  ==========  =========  ==========  =========

         As of December 31, 1999, the total amount of loans with maturities longer than one year which had fixed interest rates was approximately $76 million and with floating or adjustable interest rates was approximately $21 million.

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

         During 1998, the Bank increased its loans receivable because of the increased volume in 15 year mortgage loan originations. Late in the last quarter of 1998, the Bank changed its strategy and began to sell all mortgage loan originations and servicing rights for 15 and 30 year originations. Loan originations slowed in the last half of 1999, which slowed down both originations and sales of loans receivable.

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

         The Bank currently has several arrangements to originate consumer automobile loans on an indirect basis (I.E., where loan contracts are purchased from automobile retailers which have extended credit to their customers). The Bank applies the underwriting standards mentioned below in the approval process of purchasing these contracts. These loans have a fixed interest rate and maturities of 6 years or less. As of December 31, 1999, the Bank had $4,828,927 in indirect automobile contracts or 4.5% of its loan portfolio before net items.

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

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (at December 31, 1999, approximately $30,000, or 0.24% of the net consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

         LOAN SERVICING. In December 1998, the Bank sold its loan servicing portfolio of approximately $100 million to a New Mexico loan servicer. The fee for selling loans with servicing released is generally 1/4% to 1 3/4%. During 1999, the Bank retained loan servicing on certain of the one-to-four family mortgages sold.

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

         On November 5, 1999, the Bank purchased approximately $2.3 million of whole loans in connection with the acquisition of two branches in New Mexico. The Bank had no outstanding commitments to purchase any loans or mortgage-backed securities at December 31, 1999. At the same date, the Bank had loan origination commitments of $1,960,217 and commitments to sell residential loans of $394,067. The Bank expects to continue to sell most of its residential mortgage loans in order to enhance liquidity and to maintain its risk-based capital position. This has generally been the procedure since 1991.

         The following table sets forth the principal amount of the Bank's loan origination, purchase and sales activity for the periods indicated.

                                                                                             Year Ended December 31
                                                                                    ------------------------------------------
                                                                                        1999          1998           1997
                                                                                    -------------  ------------  -------------
                                                                                                 (In Thousands)
Originations by loan type
Fixed-rate:
    Construction loans.................................................             $    3,644     $    1,888    $    1,214
    Mortgage loans.....................................................                 31,967         41,518        16,446
    Consumer loans (2).................................................                  6,337          9,671         7,680
    Loans refinanced...................................................                  5,512         11,214        10,624
Adjustable-rate:
    Mortgage loans.....................................................                  2,270          1,507           616
    Consumer loans (2).................................................                  5,858          1,084             1
    Loans refinanced...................................................                     45            765            46
                                                                                    -------------  ------------  -------------

          Total loans originated.......................................                 55,633         67,647        36,627
                                                                                    -------------  ------------  -------------

Purchases:
    Loans purchased....................................................                  2,267             --            --
                                                                                    -------------  ------------  -------------

Sales and repayments:
    Sales (1)..........................................................                 19,375         13,128         8,770
    Principal repayments...............................................                 24,500         22,595        15,239
                                                                                    -------------  ------------  -------------

          Total reductions.............................................                 43,875         35,723        24,009
                                                                                    -------------  ------------  -------------

Increase (decrease) in other items, net................................                    671           (730)         (308)
                                                                                    -------------  ------------  -------------

          Net increase ................................................             $   14,696     $   31,194    $   12,310
                                                                                    =============  ============  =============

(1) Consists entirely of one-to-four family fixed-rate loans
(2) Includes non-mortgage commercial loans

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

         The following table sets forth the Bank's loan delinquencies by type, amount, and percentage of type at December 31, 1999.

                                                    Loans Delinquent For
                               --------------------------------------------------------------
                                                                                                  Total Loans Delinquent
                                         60-89 Days                   90 Days And Over                60 Days or More
                               ------------------------------  ------------------------------  -----------------------------
                                                    Percent                         Percent                         Percent
                                                    of loan                         of loan                         of loan
                                Number     Amount   category    Number    Amount    category    Number    Amount    category
                               ---------  --------- ---------  --------- ---------  ---------  --------  ---------  --------
                                                                      (In Thousands)

Mortgage loans:
    One-to-four family...             3   $    47     0.07%           4  $   119       0.18%          7  $   166      0.25%
    Other dwelling units.            --        --        --          --       --         --          --       --        --
    Commercial real estate           --        --        --          --       --         --          --       --        --
Consumer loans...........             4        24     0.19            2        6       0.05           6       30      0.24
                               ---------  ---------            --------- ---------             --------  ---------

Total loans..............             7   $    71     0.07%           6  $   125       0.12%         13  $   196      0.18%
                               =========  =========            ========= =========             ========  =========

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

                                                                                                   December 31
                                                                                    ------------------------------------------
                                                                                        1999          1998           1997
                                                                                    -------------  ------------  -------------
                                                                                                 (In Thousands)

Non-accrual loans (1)..................................................             $      125     $      349    $        7
Past due 90 days or more and still accruing............................                     --             --            --
Real estate owned (2)..................................................                    188            166            76
                                                                                    -------------  ------------  -------------

Total non-performing assets............................................             $      313     $      515    $       83
                                                                                    =============  ============  =============

Ratio of non-performing assets to total assets.........................                  0.22%          0.42%         0.08%
                                                                                    =============  ============  =============

(1) Generally refers to loans that are contractually delinquent (i.e., payments were due and unpaid for more than 90 days).

(2) Refers to real estate acquired by the Bank through foreclosure or voluntary deed in lieu of loan foreclosure.

         For the year ended December 31, 1999, gross interest income which would have been recorded had the non-accruing loans and renegotiated loans been current in accordance with their original terms amounted to $7,841. The amount that was included in interest income on such loans was $0 for the year ended December 31, 1999.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Criticized assets of the Bank at December 31, 1999 were as follows:

                                                                                                          December 31, 1999
                                                                                                         --------------------

Substandard............................................................                                  $         314,050
Doubtful...............................................................                                                 --
Loss...................................................................                                                 --
                                                                                                         --------------------

Total classified assets................................................                                            314,050
Special mention assets.................................................                                          1,001,257
                                                                                                         --------------------

Total criticized assets................................................                                  $       1,315,307
                                                                                                         ====================

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

         The following table sets forth an analysis of the Bank's allowance for loan losses for the years indicated.

                                                                                Year ended December 31
                                                       -----------------------------------------------------------------------
                                                           1999          1998            1997          1996           1995
                                                       -------------  ------------  -------------  ------------  -------------
                                                                                    (In Thousands)

Balance at beginning of year..............             $      601     $      527    $      429     $      428    $      461

Provision charged (credited)..............                    324            238           118             14           (15)
Acquired general valuation allowance......                    250             --            --             --            --

Charge-offs:
Mortgage loans:
    Single family.........................                     --             --            (2)            --            --
    Commercial real estate................                     --             --            --             --            --
Consumer loans and other..................                   (342)          (190)          (60)           (18)          (21)

Recoveries:
Mortgage loans:
    Single family.........................                     --             --            21              2            --
    Commercial real estate................                     --             --            --             --            --
Consumer loans and other..................                     31             26            21              3             3
                                                       -------------  ------------  -------------  ------------  -------------

Balances at end of year...................             $      864     $      601    $      527     $      429    $      428
                                                       =============  ============  =============  ============  =============

Ratio of net charge-offs during the period
    to average loans outstanding during
    the period............................                  0.32%          0.22%         0.04%          0.03%         0.05%
                                                       =============  ============  =============  ============  =============

Allowance for loan losses to
    non-performing loans, at the end of
    the period............................                276.84%        116.62%       634.94%         25.06%        25.37%
                                                       =============  ============  =============  ============  =============

Allowance for loan losses to total loans,
    at end of period......................                  0.83%          0.68%         0.91%          0.94%         1.25%
                                                       =============  ============  =============  ============  =============

INVESTMENT ACTIVITIES

         GENERAL. The Bank has maintained levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. For the month of December 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 13.21%.

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

         The Bank has a substantial portfolio of mortgage-backed securities. Historically, most of the Bank's mortgage-backed securities were long-term, fixed-rate federal agency securities. In recent years, the Bank purchased other types of mortgage-backed securities consistent with its asset/liability management and balance sheet objectives. At December 31, 1999, approximately $10 million or 73% of the Bank's mortgage-backed securities carried adjustable rates of interest. The Bank's recent policy is to reduce mortgage-backed securities balances and increase loans for yield enhancement. The Bank also has pooled fixed-rate loans in its existing loan portfolio to create mortgage-backed securities.

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

         The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.

                                                                             December 31
                                         -------------------------------------------------------------------------------------
                                                    1999                         1998                         1997
                                         ---------------------------  ---------------------------  ---------------------------
                                           Carrying        % of         Carrying        % of         Carrying        % of
                                            value          total         value          total         value          total
                                         -------------  ------------  -------------  ------------  -------------  ------------
                                                                            (In Thousands)

Available-for-sale:
Mortgage-backed securities:
   GNMA adjustable rate.............     $     9,120      100.0%      $    11,426      100.0%      $    15,032      100.0%
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total available-for-sale.....     $     9,120      100.0%      $    11,426      100.0%      $    15,032      100.0%
                                         =============  ============  =============  ============  =============  ============

Held-to-maturity:
Mortgage-backed securities:
   FNMA participation certificates..     $     1,515       22.1%      $     2,861       38.0%      $     4,362       23.0%
   FHLMC participation certificates.           2,176       31.7             3,356       44.6            12,942       68.3
   FHLMC adjustable rate............             970       14.1             1,311       17.4             1,643        8.7
US Agency bonds                                1,000       14.6                --        --                 --         --
Corporate bonds                                  896       13.1                --        --                 --         --
Trust preferred securities                       300        4.4                --        --                 --         --
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total held-to-maturity.......           6,857      100.0%            7,528      100.0%           18,947      100.0%
                                         -------------  ============  -------------  ============  -------------  ============

FHLB stock..........................             880                          790                        1,667
                                         -------------                -------------                -------------

Other interest-earning assets:
   Interest-bearing deposits with banks        5,092                        2,590                        1,530
                                         -------------                -------------                -------------

       Total........................     $    21,949                  $    22,334                  $    37,176
                                         =============                =============                =============

Average remaining life excluding
   other-interest-earning assets and
   FHLB stock (does not include
   prepayment assumptions)                  11 years                     14 years                     12 years


         The following table sets forth the composition and contractual maturities of the Bank's investment securities.

                                                                     December 31, 1999
                              -------------------------------------------------------------------------------------------------
                                                                                                         Total investment
                                                                                                            securities
                                                                                                     --------------------------
                                Within        1 to 5        5 to 10       10 to 20       Over 20      Amortized      Market
                               one year        years         years         years          years         cost          value
                              ------------  ------------  ------------  -------------  ------------  ------------  ------------
                                                                       (In Thousands)

Available-for-sale:
Mortgage-backed securities:
  GNMA adjustable rate....    $        --   $        --   $        --   $     2,374    $     6,746   $     9,231   $     9,120
                              ------------  ------------  ------------  -------------  ------------  ------------  ------------

    Total securities
      available-for-sale..    $        --   $        --   $        --   $     2,374    $     6,746   $     9,231   $     9,120
                              ============  ============  ============  =============  ============  ============  ============

Weighted average yield....             --%           --%           --%        5.81%          6.07%         6.01%
                              ============  ============  ============  =============  ============  ============

                                                                     December 31, 1999
                              -------------------------------------------------------------------------------------------------
                                                                                                         Total investment
                                                                                                            securities
                                                                                                     --------------------------
                                Within        1 to 5        5 to 10       10 to 20       Over 20      Amortized      Market
                               one year        years         years         years          years         cost          value
                              ------------  ------------  ------------  -------------  ------------  ------------  ------------
                                                                       (In Thousands)

Held-to-maturity:
Mortgage-backed securities:
  FNMA participation
   certificates...........    $     1,219   $       296   $        --   $        --    $        --   $     1,515   $     1,499
  FHLMC participation
   certificates...........            665         1,511            --            --             --         2,176         2,154
  FHLMC adjustable-rate
   certificates...........             --            --            --           442            528           970           932
US Agency bonds...........             --         1,000            --            --             --         1,000           996
Corporate bonds...........             --           896            --            --             --           896           888
Trust preferred securities             --            --            --           200            100           300           310
                              ------------  ------------  ------------  -------------  ------------  ------------  ------------

    Total securities
      held-to-maturity....    $     1,884   $     3,703   $        --   $       642    $       628   $     6,857   $     6,779
                              ============  ============  ============  =============  ============  ============  ============

Weighted average yield....          5.18%         6.12%          --  %       6.99%           6.10%         5.94%
                              ============  ============  ============  =============  ============  ============

         OTHER INVESTMENTS. At December 31, 1999, the Bank's interest bearing deposits with banks were $5,092,000 or 3.59% of total assets. As of such date, the Bank also had a $879,758 investment in FHLB stock. At December 31, 1999, the Bank's investment in stock of the FHLB was adequate. It is the Bank's general policy to purchase investment securities, which are U.S. Government securities and federal agency obligations, and other issues that are rated investment grade or have credit enhancements.

SOURCES OF FUNDS

         THE COMPANY. The Company's primary source of funds are dividends from the Bank, borrowings from the Bank in the form of advances and outside borrowings. The Bank paid dividends to the Company of $0 and $98,956 in the years ended December 31, 1999 and 1998, respectively. The Bank had no advances to the Company at December 31, 1999 or 1998.

         At December 31, 1999 and 1998, the Company had lines of credit totaling $260,000 and $200,000 respectively, from other banks. The lines of credit bear market rates of interest and borrowings, thereunder, if any, are to be used for general Company purposes. These borrowings mature between August 11, 2000 and June 5, 2001.

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

         The flow of deposits is influenced significantly by general economic conditions, changes in money markets and prevailing interest rates and competition. To maintain proper capital ratios and improve its net interest margin, management decided in 1995 to be less aggressive in bidding for public fund deposits and the decline in deposits is partially attributed to that strategic plan as well as management's overall strategy to change the product mix offered to its customers. The policy was discontinued during 1997 as the capital ratios of the Bank improved. During 1998, the Bank increased its deposits in order to increase loans receivable. During the first ten months of 1999, the Bank borrowed short-term from FHLB advances to increase its loans receivable. On November 5, 1999, the Bank acquired two branches in Gallup and Clovis, New Mexico. The purchase of approximately $23.9 million of deposits allowed the Bank to pay off the short-term FHLB advances.

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

         The following tables set forth the deposits in the various programs offered by the Bank at the dates indicated:

                 Balance at                       Balance at                       Balance at                       Balance at
                 December      % of     Increase   December     % of     Increase   December      % of     Increase  December
                 31, 1999    deposits  (decrease)  31, 1998    deposits (decrease)  31, 1997    deposits  (decrease)  31, 1996
                 ----------  --------  ---------- ----------- --------- ----------- ----------  --------  ---------- -----------
                                                                  (In Thousands)

Transactional
  accounts       $  17,233     14.07%  $   5,328  $  11,905     11.34%  $   1,920   $   9,985     10.25%  $   1,569  $   8,416
Jumbo CDs            9,834      8.03         513      9,321      8.87       1,025       8,296      8.52         574      7,722
Savings
  accounts           7,003      5.72         665      6,338      6.03        (589)      6,927      7.11      (1,394)     8,321
Money market
  deposit
  accounts          24,089     19.67       5,335     18,754     17.85       3,043      15,711     16.13       5,200     10,511
IRA accounts        11,874      9.69       2,333      9,541      9.08          90       9,451      9.70        (360)     9,811
Other CDs           52,447     42.82       3,261     49,186     46.83       2,144      47,042     48.29      (6,341)    53,383
                 ----------  --------  ---------- ----------- --------- ----------- ----------  --------  ---------- -----------

                 $ 122,480    100.00%  $  17,435  $ 105,045    100.00%  $   7,633   $  97,412    100.00%  $    (752) $  98,164
                 ==========  ========  ========== =========== ========= =========== ==========  ========  ========== ===========


                                      December 31, 1999               December 31, 1998                December 31, 1997
                               -------------------------------- ------------------------------- --------------------------------
                               Weighted                         Weighted                        Weighted
                               average               Percentage average              Percentage  average              Percentage
  Minimum                      interest              of total   interest              of total   interest              of total
  amount         Category        rate      Balance   deposits     rate     Balance    deposits     rate      Balance   deposits
------------ ----------------- ---------- ---------- ---------- --------- ----------- --------- ---------- ---------- ----------
                                                                        (In Thousands)

$    100     Transactional
              accounts              0.00% $   8,033      6.56%     0.00% $  4,474       4.26%      0.00% $   3,226      3.32%
              zero-rate
     100     Transactional
              accounts              1.02      9,200      7.51      1.11     7,431       7.08       1.12      6,759      6.94
   1,000     Money market           2.56      9,201      7.51      2.81     5,837       5.55       3.05      6,030      6.19
     100     Savings accounts       2.00      7,003      5.72      2.25     6,338       6.03       2.50      6,927      7.11
   2,500     Access money
              market                3.82     14,888     12.16      4.26    12,917      12.30       4.50      9,681      9.94

             Certificates of
              Deposit
   1,000     30-60 day CDs          2.91        211      0.17      4.80     2,576       2.45       3.04         63      0.06
   1,000     91 day CDs             4.01      2,300      1.88      3.94       828       0.79       3.65        599      0.61
   1,000     6 month CDs            4.33     12,699     10.37      4.83    12,591      11.99       4.66     13,864     14.23
   1,000     1 year CDs             4.51     20,113     16.41      5.01    17,667      16.82       4.88     17,127     17.59
   1,000     18 month CDs           4.74      3,317      2.71      5.19     2,322       2.21       4.95      1,607      1.65
   1,000     2 year CDs             4.89      3,992      3.26      5.09     4,255       4.05       4.96      3,656      3.75
   1,000     30 month CDs           5.01      2,688      2.19      5.08     2,799       2.66       5.19      3,068      3.15
   1,000     3 year CDs             5.50      1,745      1.42       --         --        --         --          --       --
   1,000     4 year CDs             5.07      1,550      1.27      5.74     2,104       2.00       5.69      2,371      2.43
   1,000     5 year CDs             5.74      3,832      3.13      5.81     4,044       3.86       5.70      4,687      4.81
  90,000     Jumbo CDs              4.91      9,834      8.03      5.29     9,321       8.87       5.27      8,296      8.52
     100     IRA floating rate      4.87      4,501      3.67      4.81     4,024       3.82       5.05      4,217      4.33
     100     1 year IRA             4.41      2,410      1.97      5.09     2,041       1.94       5.04      2,024      2.08
     100     2 year IRA             4.80        231      0.19      5.45        81       0.08       5.57         94      0.10
     100     3 year IRA             5.19      2,003      1.64      5.30       921       0.88       5.72      1,154      1.18
     100     5 year IRA             5.81      2,729      2.23      5.91     2,474       2.36       5.87      1,962      2.01
                               ---------- ---------- --------- --------- ---------- --------- ---------- ---------- ---------

                                    3.72% $ 122,480    100.00%     4.21% $ 105,045    100.00%      4.24% $  97,412    100.00%
                               ========== ========== ========= ========= ========== ========= ========== ========== =========


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


                                                                                             Year Ended December 31
                                                                                    ------------------------------------------
                                                                                        1999          1998           1997
                                                                                    -------------  ------------  -------------
                                                                                                 (In Thousands)

Deposits acquired                                                                   $   23,892     $       --    $       --
Net deposits (withdrawals) before interest credited....................                (10,798)         3,358        (3,783)
Interest credited......................................................                  4,341          4,275         3,031
                                                                                    -------------  ------------  -------------

          Net increase (decrease) in savings deposits..................             $   17,435     $    7,633    $     (752)
                                                                                    =============  ============  =============

Percent increase (decrease)............................................                16.60%          7.84%        (0.77)%


         The following table shows interest rate and maturity information for the Bank's CDs as of December 31, 1999.


                                  0.00-           3.00-           5.00-            7.00-                          Percent
                                  2.99%           4.99%           6.99%            8.99%           Total         of total
                              --------------  --------------  --------------   --------------  --------------  --------------
                                                                      (In Thousands)

Certificate accounts
maturing in quarter
ending:
-------------------------

March 31, 2000...........     $         389   $      19,347   $       4,066    $         190   $      23,992        32.35%
June 30, 2000............               106          15,374           2,959               52          18,491        24.94
September 30, 2000.......                --           7,759           1,682               --           9,441        12.73
December 31, 2000........                --           6,355           1,631               --           7,986        10.77
March 31, 2001...........                 -           1,037           1,185               --           2,222         3.00
June 30, 2001............                --           1,077           1,596               --           2,673         3.60
September 30, 2001.......                --             298             504               --             802         1.08
December 31, 2001........                --             380           1,064               --           1,444         1.95
March 31, 2002...........                --             188             347               --             535         0.72
June 30, 2002............                --             128             918               --           1,046         1.41
September 30, 2002                       --              34           1,543               --           1,577         2.13
December 31, 2002........                --              35           1,451               --           1,486         2.00
Thereafter...............                --             805           1,655               --           2,460         3.32
                              --------------  --------------  --------------   --------------  --------------  --------------

     Total                    $         495   $      52,817   $      20,601    $         242   $      74,155       100.00%
                              ==============  ==============  ==============   ==============  ==============  ==============

     Percent of total                 0.67%          71.22%          27.78%            0.33%         100.00%
                              ==============  ==============  ==============   ==============  ==============



         The following table indicates the amount of the Bank's CDs by size or from public entities, by time remaining until maturity as of December 31, 1999.


                                                                         Maturity
                                              ---------------------------------------------------------------
                                                                  Over             Over
                                                3 months         3 to 6           6 to 12          Over
                                                 or less         months           months         12 months         Total
                                              --------------  --------------   --------------  --------------  --------------
                                                                              (In Thousands)

CDs of $100,000 or less...............        $      21,203   $      17,354    $      16,420   $      13,372   $      68,349

CDs over $100,000.....................                1,790             989            1,007             872           4,658

Public funds(1).......................                1,000             148               --              --           1,148
                                              --------------  --------------   --------------  --------------  --------------

Total CDs and public funds............        $      23,993   $      18,491    $      17,427   $      14,244   $      74,155
                                              ==============  ==============   ==============  ==============  ==============



----------------
(1)   Certificates of deposit from government and other public entities.

         From time to time, the Bank has had greater amounts of public funds. The amount of public funds held by the Bank at December 31, 1999 and 1998 was $2,545,168 and $3,294,961, respectively. The Bank is required to pledge collateral against such funds equal to 100% of such funds.

         BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when there is a net outflow of deposits, when advances are a less costly source of funds or when funds from advances can be invested at a positive spread. In addition, the Bank has relied upon selected borrowings for short-term liquidity needs.

         The Bank may obtain advances from the FHLB of Dallas upon the security of its capital stock of the FHLB of Dallas and certain of its mortgage loans, investment securities and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1999, the Bank had $7,250,000 in FHLB borrowings outstanding, which allowed the Bank to increase the amount of its loans receivable.

         During fiscal 1999, the Bank utilized advances from FHLB of Dallas to cover funding of loans.

         The following table sets forth maximum balance, average balance, and average rate paid on FHLB advances for the period indicated.


                                                                                             Year ended December 31
                                                                                    ------------------------------------------
                                                                                        1999          1998           1997
                                                                                    -------------  ------------  -------------
                                                                                                 (In Thousands)

Maximum amount of borrowings outstanding...............................             $   16,450     $    5,750    $    4,100

Approximate average borrowings outstanding.............................             $    8,661     $    4,786    $      231

Approximate weighted average interest rate paid........................                  5.38%          5.49%         5.64%



SUBSIDIARY OF THE BANK

         In 1974, the Bank incorporated First Equity Development Corporation ("FEDCO"), a New Mexico corporation, as a wholly-owned subsidiary of the Bank. The directors and officers of FEDCO also serve as officers of the Bank. Prior to 1991, FEDCO's primary business was real estate acquisition, development and construction, and investment in the Bank's former data processing service bureau. FEDCO had $842 and $967 in cash at December 31, 1999 and 1998, respectively, and no other assets or liabilities and is currently an inactive corporation. Thrift institutions are permitted to invest an amount equal to 2% of their assets, through a subsidiary, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes.

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

         The OTS regulations establish special capitalization requirements for thrift associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for generally accepted accounting principles ("GAAP") purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital, with a five-year transition period beginning on July 1, 1990, for investments made before April 12, 1989. At December 31, 1999, the Bank had tangible capital of $8,424,140 or 6.06% of adjusted total assets, which was $6,340,415 above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. A thrift association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1999, the Bank had core capital equal to $8,424,140 or 6.06% of adjusted total assets, which was $2,867,540 above the minimum leverage ratio requirement of 4% as in effect on that date.

         The OTS risk-based requirement requires thrift associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a thrift association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1999, the Bank had no capital instruments that qualify as supplementary capital. In addition, general loss reserves at that date were less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investment (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 1999.

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

         At December 31, 1999, the Bank had risk-based capital of $9,288,457 or 10.44% of risk-weighted assets. This amount was $2,169,097 above the 8% requirement in effect on that date.

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

         In addition, short-term liquid assets (i.e., cash, certain time deposits, etc.) currently must constitute 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1999, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 13.21%.

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

         QUALIFIED THRIFT LENDER TEST. All thrift associations, including the Bank, are required to meet a QTL test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the thrift association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1999, the Bank met the QTL test and has always met the test since its inception.

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

         COMMUNITY REINVESTMENT ACT. Under the CRA, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. The most recent CRA examination as of June 28, 1999 classified the Bank as satisfactory.

         The federal banking agencies, including the OTS, revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community.

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

         Certain transactions with directors, officers of controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals. At December 31, 1999, loans to directors, executive officers, and major stockholders were $1,300,285.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas. At December 31, 1999, the Bank had $879,758 in FHLB stock, which was adequate. The Bank has received dividends on its FHLB stock, which have averaged 6.00% over the past five calendar years and were 5.50% for calendar year 1999.

         For the year ended December 31, 1999, stock and cash dividends paid by the FHLB of Dallas to the Bank totaled $45,862 which constitutes a $12,915 decrease from the amount of dividends received in fiscal year 1998. The $12,471 dividend received for the quarter ended December 1999 reflects an annualized rate of 5.75%.

         REGULATORY ENVIRONMENT FOR 2000. The Gramm-Leach-Bliley Act (the "Act") was signed by the President and enacted into law on November 12, 1999. The Act does three fundamental things:

o IT REPEALS KEY PROVISIONS OF THE 66-YEAR OLD GLASS-STEAGALL ACT TO PERMIT COMMERCIAL BANKS To AFFILIATE WITH INVESTMENT BANKS.

o IT SUBSTANTIALLY MODIFIES THE 43-YEAR OLD BANK HOLDING COMPANY ACT OF 1956 TO PERMIT COMPANIES THAT OWn COMMERCIAL BANKS TO ENGAGE IN ANY TYPE OF FINANCIAL ACTIVITY.

o IT ALLOWS SUBSIDIARIES OF BANKS TO ENGAGE IN A BROAD RANGE OF FINANCIAL ACTIVITIES THAT ARE NOt PERMITTED FOR BANKS THEMSELVES.

         The result is that banks of all sizes will be able to offer their customers a wide range of financial products and services without the costly restraints of outdated laws (e.g., the "town of 5000" provision). In addition, banking companies and other types of financial companies--securities, insurance, and financial technology companies, for example--will be able to combine much more readily.

         Although the provisions authorizing the combination of banking and financial activities are the core of the new law, the Act includes many other important provisions. For example, the Act eliminates the authority of commercial companies to acquire thrift institutions through the unitary thrift holding vehicle. The Act also includes important new provisions regarding the privacy of customer information; increased access by community banks to the Federal Home Loan Bank System; and significant changes to the requirements imposed by the Community Reinvestment Act.

         This summary of the Act is divided into the following eight sections:

I. "FINANCIAL HOLDING COMPANIES" AND "FINANCIAL SUBSIDIARIES." This section describes the new types of regulated entities that are authorized to engage in the broad new range of financial activities. A "financial holding company," which can engage in ALL of the Act's newly-authorized activities, is simply a bank holding company whose depository institutions are well-capitalized, well-managed, and CRA-rated "satisfactory" or better. A "financial subsidiary," which can engage in MOST of the newly-authorized activities, is a direct subsidiary of a bank that satisfies the same conditions as the FHC--plus several others.

II. NEWLY-AUTHORIZED ACTIVITIES. This section describes the most important of the newly-permissible financial activities for financial holding companies, i.e., SECURITIES, INSURANCE, MERCHANT BANKING/EQUITY INVESTMENT, "FINANCIAL IN NATURE," AND "COMPLEMENTARY" ACTIVITIES. The "merchant banking" provisions are especially significant because they will allow a financial holding company to make a controlling investment in ANY kind of company, financial or commercial. As a group, these new powers allow a banking organization to engage in virtually every type of activity currently recognized as financial, and provide substantial discretion to the Federal Reserve and Treasury Department to authorize new activities as "financial," or as "incidental" or "complementary" to a financial activity.

III. UNITARY THRIFT HOLDING COMPANY RESTRICTIONS. This section describes the Act's termination of the ability of commercial companies to acquire thrifts through unitary thrift holding companies. Existing commercial unitary thrift holding companies are grandfathered (as of May 4, 1999), but such companies may not sell their thrifts to any other COMMERCIAL company.

IV. FEDERAL HOME LOAN BANK SYSTEM REFORMS. This section summarizes the Act's significant changes to laws governing the Federal Home Loan Bank System. It focuses on those provisions that dramatically increase the access of community banks and thrifts to the System, which will create a whole new source of low-cost liquidity for these institutions.

V. PRIVACY. This section summarizes the Act's four new requirements, which apply equally to ALL financial institutions, regarding the sharing of customer information with others. Each financial institution must: (1) establish and annually disclose a PRIVACY POLICY; (2) provide customers THE RIGHT TO OPT-OUT of having their information shared with NONAFFILIATED THIRD PARTIES (subject to many significant exceptions);
         (3) NOT share customer account numbers with nonaffiliated third parties; and (4) abide by regulatory standards to protect the security and integrity of customer information.

VI. COMMUNITY REINVESTMENT ACT PROVISIONS. This section explains the three controversial CRA provisions that nearly prevented the legislation from passing: (1) the provision establishing "satisfactory" CRA ratings as a condition for engaging in the Act's new activities; (2) the "sunshine" provision requiring disclosure of CRA agreements between financial institutions and third parties; and (3) the provision establishing a lengthened CRA exam cycle for community banks and thrifts.

VII. OTHER REGULATORY PROVISIONS. This section summarizes other key regulatory provisions in the Act affecting banks and financial institutions, including the Federal Reserve's "umbrella" supervisory authority over financial holding companies; provisions affecting foreign banks; limitations on the states' ability to establish regulations that discriminate against banking organization; revisions to federal antitrust authority affecting financial holding companies; ATM disclosure provisions; and elimination of the "Special Reserve" of the Savings Association Insurance Fund.

VIII. EFFECTIVE DATES. The last section sets forth the effective dates for key provisions of the Act. This includes the 120-day delayed effective date for the financial holding company and financial subsidiary sections of the Act.

         KEY EFFECTIVE DATES

TITLE I - AFFILIATIONS

- ESTABLISHMENT OF "FINANCIAL HOLDING COMPANIES." - 120 days after date of enactment (March 11, 2000). The Federal Reserve will issue regulations in the interim that will interpret key provisions of the Act as they relate to financial holding companies.

- ESTABLISHMENT OF "FINANCIAL SUBSIDIARIES." - No sooner than 120 days after date of enactment (March 11, 2000). OCC "implementing" regulations must be in place 270 days after enactment (August 8, 2000), but will likely be issued within the 120-day period.

- CERTAIN REGULATION OF INSURANCE ACTIVITIES (104) - Date of enactment (November 12, 1999).


TITLE II - SECURITIES

- SEC REGULATION OF BANK SECURITIES ACTIVITIES ("PUSH-OUTS") AND BANK INVESTMENT COMPANY ACTIVITIES - 18 months after date of enactment (May 12,
     2001).

-    OTHER SECURITIES PROVISIONS - Date of enactment (November 12, 1999).

TITLE III - INSURANCE REGULATION

- REGULATION OF INSURANCE ACTIVITIES OF BANKING ORGANIZATIONS - Date of enactment (November 12, 1999).

TITLE IV - UNITARY THRIFT HOLDING COMPANIES

-    ELIMINATION OF COMMERCIAL COMPANY AFFILIATIONS - Retroactive to May 4,
     1999.

TITLE V - PRIVACY

- GENERAL REQUIREMENTS FOR DISCLOSURE OF NONPUBLIC PERSONAL INFORMATION - Generally, six months after regulations are issued, and regulations must be issued six months after date of enactment (May 12, 2000) but regulators may prescribe a later effective date.

- FRAUDULENT ACCESS TO FINANCIAL INFORMATION - Date of enactment (November 12, 1999).

-    AMENDMENTS TO FAIR CREDIT REPORTING ACT - Date of enactment
     (November 12, 1999).

TITLE VI - FEDERAL HOME LOAN BANK SYSTEM REFORMS

- RELAXED REQUIREMENTS FOR MEMBERSHIP AND INCREASED ACCESS TO ADVANCES - Date of enactment (November 12, 1999).

- VOLUNTARY MEMBERSHIP FOR FEDERAL THRIFTS. - Six months after date of enactment (May 12, 2000).

TITLE VII - MISCELLANEOUS REGULATORY PROVISIONS

- CRA DISCLOSURE PROVISIONS - Applies to all CRA agreements entered into 6 months after date of enactment (May 12, 2000).

-    CRA SMALL BANK REGULATORY RELIEf - Date of enactment (November 12, 1999).

- ATM FEE DISCLOSURE REQUIREMENTS - Date of enactment, but operators have until December 31, 2004 to adopt technology for "right-to-cancel" option.

What does this new law mean for our company?

              IMPLICATIONS OF THE ACT ON THE COMPANY AND FIRSTBANK

- For several years many of America's largest corporations have applied to OTS to obtain a federal thrift charter to qualify they must be financial service companies

- The Company has the authority to engage in broader activities than those authorized under the Act provided the following conditions are met:

     -         FirstBank (the "Bank") remains a qualified thrift lender; and

     -         The Company does not acquire a second bank or thrift subsidiary

-    The Company and the Bank have still have only one regulator - the OTS

- HOLA provides broad preemption authority that the OTS is typically not afraid to use

-    Interstate branching authority are advantages for unitary thrift companies

-    Most favored lender doctrine still remains for mortgage lenders

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

         In addition to regular income tax, corporations, including thrift institutions such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including thrift associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

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

         At December 31, 1999, the Company had remaining net operating loss ("NOL") carryforwards of approximately $4,500,000 for federal income tax purposes which expire in varying amounts through 2011. In addition, the alternative minimum tax ("AMT") NOL carryforward and AMT credit carryforward were approximately $5,465,000 and $115,000, respectively, which expire in varying amounts through 2011. Investment tax credit carryforwards of approximately $38,000 expire in varying amounts through 2005.

         Section 382 of the Internal Revenue Code ("Code") provides that the aforementioned tax NOL carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year testing period. Due to the fact that the Company has a tax NOL carryforward, it is required to report changes in ownership of 5% or greater of stockholders annually to the Internal Revenue Service. The statute and applicable Treasury regulations are extremely complex. The Company believes that no change of ownership as defined in applicable Section 382 regulations occurred through the three-year testing period ended December 31, 1999. However, if such a change in ownership occurs, the annual use of the tax NOL carryforwards would be subject to an annual limitation.

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

         Effective January 1, 1999, the Company adopted the provisions of Statement of Position ("SOP") No. 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES issued by the American Institute of Certified Public Accountants ("AICPA"). This statement requires costs of start-up activities and organizational costs to be expensed as incurred and its provisions are retroactive upon adoption of the SOP. All remaining unamortized organization costs were charged to expense in the first quarter of 1999.

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING Activities, which addresses the accounting for derivative instruments and hedging activities. Subsequently, the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133 by one year. The Company will now be required to adopt the new standard beginning with its 2001 fiscal year. Management is currently evaluating the reporting requirements under this new standard, and its impact on the financial results of the Company upon adoption is not expected to be material.

COMPETITION

         The Bank's primary service area, which presently represents the principal operating activities of the Company, includes the New Mexico counties of Bernalillo, Cibola, Curry, De Baca, Los Alamos, McKinley, Roosevelt, Sandoval, Santa Fe, Torrance, Valencia, and the Texas counties of Parmer and Bailey. The Bank attracts all of its deposits and loans through its branch offices and loan production office, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other thrift institutions and commercial banks located in the same communities as well as brokerage firms and insurance companies.

EMPLOYEES

         As of December 31, 1999, the Bank had 49 full-time and 11 peak-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.      DESCRIPTION OF PROPERTY

         The Company's principal asset is the common stock of the Bank.

         The following table sets forth information relating to each of the Bank's current offices. Net book value and total investment figures are for land, building, furniture and fixtures.

                                                           Net book value at       Branch deposits at
          Location                     Date acquired     December 31, 1999 (1)     December 31, 1999
--------------------------------       -------------     ---------------------     ------------------
MAIN OFFICE:
801 Pile Street                             1966              $  1,314,659           $  66,547,905
Clovis, New Mexico

BRANCH OFFICES:
Prince and Parkland Streets                 1978                   383,845              15,107,630
Clovis, New Mexico

400 West First Street                       1982                   628,027              29,494,886
Portales, New Mexico

101 West Hill Street                        1999                   109,884 (2)          11,329,317
Gallup, New Mexico

LOAN PRODUCTION OFFICE:
4061 Ridgerock Road, Suite C                1996                    36,288 (2)       Not applicable
Rio Rancho, New Mexico

(1) The book value of the Bank's investment in land, premises and equipment, less accumulated depreciation, totaled $2,472,703 at December 31, 1999.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         The Common Stock of the Bank was traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol "FSBC" prior to October 21, 1996, and the Common Stock of the Company has been traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol "AABC" since October 21, 1996. As of February 25, 2000, the Company had 1,238,374 shares of common stock outstanding and 416 holders of record.

         The following table sets forth the high and low sales prices of the Common Stock of the Company as quoted on the NASDAQ Small Cap Market.

                                                       Price range
                                       ------------------------------------------
                                                                         Cash
                                                                    Dividends per
                                           High           Low          share
                                       -----------    -----------  ---------------
1998
    First Quarter                       $   12.50      $   10.00           --
    Second Quarter                      $   13.00      $   11.00           --
    Third Quarter                       $   12.00      $    7.00           --
    Fourth Quarter                      $    8.63      $    6.38     $    .05

1999
    First Quarter                       $    7.50      $    6.44           --
    Second Quarter                      $   12.00      $    6.63           --
    Third Quarter                       $    8.75      $    7.56           --
    Fourth Quarter                      $    8.75      $    7.31           --

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

         The Company paid a 2% stock dividend on December 1, 1997 and a cash dividend of $.05 per share to shareholders of record as of December 31, 1998. Payment was made to shareholders on January 15, 1999. No dividends were declared in the year ended December 31, 1999.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

         The Company became the unitary thrift holding company for the Bank as a result of the consummation of an Agreement and Plan of Reorganization and related Plan of Merger on October 21, 1996 (the "Merger"). The Company did not have any material assets prior to the Merger. Following the Merger, the Company's consolidated statement of financial condition and statement of operations are not materially different from the Bank's statement of financial condition and statement of operations. The Company is the successor registrant to the Bank under the Securities Act of 1933 and the Securities and Exchange Act of 1934. The following table sets forth selected consolidated historical financial and operating data for the Company as of and for each of the five fiscal years ended December 31, 1999 and has been derived from and should be read in conjunction with the audited consolidated financial statements of the Company. The following summary financial information is qualified in its entirety by and should be read in conjunction with the detailed information and financial statements of the Company, including the notes thereto, which information as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, are included in this Form 10-KSB.


                                                                     For the years ended December 31
                                              -------------------------------------------------------------------------------
SELECTED CONSOLIDATED OPERATING DATA:             1999            1998            1997             1996            1995
                                              --------------  --------------  --------------   --------------  --------------
                                                                   (In Thousands Except Per Share Data)
Income statement data:
    Interest income                           $      8,888    $      8,010    $      7,250     $      7,473    $      8,417
    Interest expense                                 4,794           4,523           4,149            4,717           5,423
                                              -------------   -------------   -------------    --------------  -------------
    Net interest income before provision
      for loan losses                                4,094           3,487           3,101            2,756           2,994
    Provision for loan losses charged
      (credited)                                       324             238             118               14             (15)
                                              -------------   -------------   -------------    --------------  -------------
Net interest income after provision for
  loan losses                                        3,770           3,249           2,983            2,742           3,009
    Net gain on mortgage loans
      held-for-sale                                    297             223             149              141             118
    Net gain on sale of securities                     739              --              21               --              --
    Real estate operations, net                        (35)             10              (3)             (43)            (58)
    Other income, net                                  765           1,545             697              664             716
    Other expenses                                  (4,380)         (3,921)         (3,463)          (4,238)         (3,371)
                                              -------------   -------------   -------------    --------------  -------------
Income (loss) before income taxes                    1,156           1,106             384             (734)            414
    Income tax expense (benefit)                      (242)            346          (1,212)              --              --
                                              -------------   -------------   -------------    --------------  -------------

Net income (loss)                             $      1,398    $        760    $      1,596     $       (734)   $        414
                                              =============   =============   =============    ==============  =============

Per share data:
    Earnings  (loss) per common share         $       1.13    $       0.62    $       1.40     $      (1.01)   $       0.58
                                              =============   =============   =============    ==============  =============
    Earnings (loss) per common
      share-assuming  dilution                $       1.10    $       0.59    $       1.37     $      (1.01)   $       0.58
                                              =============   =============   =============    ==============  =============

                                                                               December 31
                                              -------------------------------------------------------------------------------
SELECTED CONSOLIDATED FINANCIAL
 CONDITION DATA:                                  1999            1998            1997             1996            1995
                                              --------------  --------------  --------------   --------------  --------------
                                                                              (In Thousands)
Loans receivable, net                         $    104,177    $     88,809    $     58,172     $     45,596    $     34,332
Loans held-for-sale                                    184             855             298              564             862
Securities held-to-maturity                          6,857           7,528          18,947           29,113          36,404
Securities available-for-sale                        9,120          11,426          15,032           23,640          33,090
Real estate owned, net                                 188             166              76               86             114
Total assets                                       141,808         121,768         107,213          106,853         116,966
Deposits                                           122,480         105,045          97,412           98,164         110,633
Borrowings                                           7,250           5,750              --            3,000              --
Net unrealized depreciation on
   available-for-sale securities, net                  (73)            (41)             (3)            (199)           (204)
Stockholders' equity                                11,313           9,925           9,145            5,086           5,620


SELECTED FINANCIAL RATIOS AND OTHER DATA:

                                                  1999            1998            1997             1996            1995
                                              --------------  --------------  --------------   --------------  --------------

PERFORMANCE RATIOS:
    Return on assets (ratio of net
      income/(loss)to average total
      assets)                                      1.06%           0.66%           1.49%           (0.66)%          0.34%
    Interest rate spread information:
      Average during period                        3.17            3.02            2.91             2.43            2.45
      End of period                                3.55            3.04            3.01             2.68            2.13
    Net interest margin (1)                        3.33            3.20            3.08             2.54            2.54
    Ratio of operating expense to average
      total assets                                 3.35            3.42            3.24             3.83            2.83
    Return on equity (ratio of net
      income/(loss) to average equity)            13.17            7.97           22.43           (13.70)           7.75

QUALITY RATIOS:
    Non-performing assets to total assets
      at end of year                               0.22%           0.42%           0.08%            1.60%           1.44%
    Allowance for loan losses to
      non-performing loans                       276.84          116.62          634.94            25.06           25.37
    Allowance for loan losses to total
      loans                                        0.83            0.68            0.91             0.94            1.25

CAPITAL RATIOS:
    Equity to total assets at the end of
      year                                         7.98%           8.15%           8.53%            4.76%           4.81%
    Average equity to average assets               8.06            8.33            6.65             4.78            4.40
    Ratio of average interest-earning
      assets to average interest-bearing
      liabilities                                104.25          112.47          103.86           102.55          101.99

(1)   Net interest income divided by average interest earning assets

GENERAL

         The Company is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of the Bank. The Bank is a federally chartered stock savings bank conducting business from four banking locations in Clovis, Portales, and Gallup, New Mexico and a loan production office in Rio Rancho, New Mexico. The Bank has a wholly-owned subsidiary, FEDCO, which is currently inactive.

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

         Interest rates at the beginning of 1999 were low, but increased during the year. The Bank's high volume of permanent single family lending activity during 1998 continued for the first three quarters of 1999. However, by October 1999, the high volume of lending activity, especially in the area of refinancing, decreased to more normal levels.

         Prepayment tendencies on loans and mortgage-backed securities may vary from historical experience and depositors' preference for various deposit products and maturities may also vary. The Bank's favorable liquidity position of 13.21% allows some flexibility in adjusting to cash flow requirements brought on by interest rate changes. The Bank's one-year interest-rate sensitivity gap was a negative 9.29% of total assets as December 31, 1999. A negative gap indicates there are more interest-bearing liabilities repricing during a stated period than interest-earnings assets.

         At December 31, 1999, the Bank had unrealized losses in its mortgage-backed securities portfolio which are being held to maturity. The Bank has both the intent and ability to hold these securities until maturity. In addition, management believes the Bank will be able to collect all amounts due according to the contractual terms of the debt securities and is not aware of any information that would indicate the inability of any issuer of such securities to make contractual payments in a timely manner. As such the Bank believes that these unrealized losses will not ultimately be realized.

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


                                                                  Year ended December 31,
                                                                      (In Thousands)
                               ----------------------------------------------------------------------------------------------------
                                           1999                            1998                            1997
                               ------------------------------  -----------------------------------  -------------------------------
                                 Average    Interest              Average    Interest                Average   Interest
                               outstanding   earned/   Yield/   outstanding   earned/    Yield/    outstanding  earned/    Yield/
                                 balance      paid      rate      balance      paid       rate       balance     paid       rate
                               -----------  --------  --------  -----------  ---------  ---------  ----------- --------- ---------
Interest-earning assets:
  Loans receivable (1)         $    99,178  $  7,593      7.66% $    76,674  $   6,144       8.01% $    52,909 $   4,490      8.49%
  Mortgage-backed securities        16,309       900      5.52       26,029      1,452       5.58       42,019     2,379      5.66
Investment securities                1,234        74      5.98        1,006         70       6.98        1,607       104      6.46
Other interest-earning assets        6,241       320      5.13        5,417        344       6.36        4,238       277      6.54
                               -----------  --------  --------  -----------  ---------  ---------  ----------- --------- ---------

    Total interest-earning
      assets (1)               $   122,962  $  8,887      7.23% $   109,126  $   8,010       7.34% $   100,773 $   7,250      7.19%
                               ===========  ========  ========  ===========  =========  =========  =========== ========= =========

Interest-bearing liabilities:
  Savings deposits             $   109,286  $  4,328      3.96% $    99,823  $   4,260       4.27% $    96,798 $   4,136      4.27%
  Federal Home Loan Bank
    advances                         8,661       466      5.38        4,786        263       5.49          231        13      5.64
                               -----------  --------  --------  -----------  ---------  ---------  ----------- --------- ---------

    Total interest-bearing
      liabilities              $   117,947  $  4,794      4.06% $   104,609  $   4,523       4.32% $    97,029 $   4,149      4.28%
                               ===========  ========  ========  ===========  =========  =========  =========== ========= =========

Net interest income                         $  4,093                         $   3,487                         $   3,101
                                            ========                         =========                         =========
Net interest rate spread                                  3.17%                              3.02%                            2.91%
                                                      ========                          =========                        =========

Net interest-earning assets    $     5,015                      $     4,517                        $     3,744
                               ===========                      ===========                        ===========
Net yield
   on average
   interest-earning assets                                3.33%                              3.20%                            3.08%
                                                      ========                          =========                        =========

Average interest-earning
   assets to average
   interest-bearing
   liabilities                                104.25%                           104.32%                           103.86%
                                            ========                         =========                         =========

(1)  Calculated net of loans in process

         The following table presents the weighted average yields earned on loans, investments, and other interest-earning assets, and the weighted average rates paid on deposits and borrowings and the resultant interest rate spreads at the dates indicated. Weighted average rates are based on the balances at the end of the period.


                                                                                                At December 31,
                                                                                    -----------------------------------------
                                                                                        1999          1998          1997
                                                                                    -------------  ------------  ------------
WEIGHTED AVERAGE YIELD ON:
  Loans receivable                                                                       7.70%          7.81%         8.31%
  Mortgage-backed securities                                                             5.72           5.44          5.56
  Investment securities and other interest-earning assets                                6.16           6.34          6.94
                                                                                    -------------  ------------  ------------
COMBINED WEIGHTED AVERAGE YIELD ON INTEREST-EARNING ASSETS                               7.34%          7.31%         7.26%
                                                                                    -------------  ------------  ------------
WEIGHTED AVERAGE RATE PAID ON:
  Savings deposits                                                                       1.97%          2.25%         2.50%
  Transaction accounts                                                                   2.12           2.60          2.64
  CDs                                                                                    4.72           5.11          5.04
  Borrowings                                                                             5.40           5.44           --
                                                                                    -------------  ------------  ------------
COMBINED WEIGHTED AVERAGE RATE PAID ON INTEREST-BEARING LIABILITIES                      3.79%          4.27%         4.25%
                                                                                    -------------  ------------  ------------

SPREAD                                                                                   3.55%          3.04%         3.01%
                                                                                    =============  ============  ============

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


                                                                  Year ended December 31
                              ------------------------------------------------------------------------------------------------
                                               1999 vs 1998                                     1998 vs 1997
                              -----------------------------------------------  -----------------------------------------------
                                        Increase (decrease) due to                       Increase (decrease) due to
                              -----------------------------------------------  -----------------------------------------------
                                                         Rate/                                            Rate/
                                Volume       Rate       volume        Total       Volume       Rate        volume      Total
                              ----------  ----------  -----------  -----------  ----------  ----------  -----------  ---------
                                                                      (In Thousands)

Interest-earning assets:
  Loan portfolio              $    1,803  $     (268) $       (86) $     1,449  $    2,018  $     (254) $      (110) $   1,654
  Investments                         16         (10)          (2)           4         (39)          8           (3)       (34)
  Mortgage-backed
    securities                      (542)        (16)           6         (552)       (905)        (34)          12       (927)
  Other interest earning
    assets                            52         (67)          (9)         (24)         77          (8)          (2)        67
                              ----------  ----------  -----------  -----------  ----------  ----------  -----------  ---------

Total interest-earning
  assets                      $    1,329  $     (361) $       (91) $       877  $    1,151  $     (288) $      (103) $     760
                              ==========  ==========  ===========  ===========  ==========  ==========  ===========  =========

Interest-bearing
  liabilities:
  Savings deposits            $      404  $     (309) $       (27)  $       68  $      129  $       --  $        (5) $     124
  Federal Home Loan Bank
   advances                          213          (5)          (5)         203         257          --           (7)       250
                              ----------  ----------  -----------  -----------  ----------  ----------  -----------  ---------

Total interest-bearing
  liabilities                 $      617  $     (314) $       (32) $       271  $      386  $       --  $       (12) $     374
                              ==========  ==========  ===========  ===========  ==========  ==========  ===========  =========

Change in net interest
  income                      $      712  $      (47) $       (59) $       606  $      765  $     (288) $       (91) $     386
                              ==========  ==========  ===========  ===========  ==========  ==========  ===========  =========

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

         Net income for the year ended was $1,398,000 or $1.13 per share compared to net income of $760,000 or $.62 per share for 1998. The $638,000 or 83.95% increase in earnings was primarily due to an increase of $606,000 in net interest income.

         NET INTEREST INCOME. Net interest income before provision for loan losses increased by 17.39% to $4,093,000 in 1999, compared to $3,487,000 in 1998. The increase in 1999 was due to an increase in loan volume while decreasing the rate paid on interest bearing deposits to enhance net interest income.

         PROVISION FOR LOAN LOSSES. The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans. During 1999, the provision for loan losses increased to $324,000 from $238,000 in 1998 due to the increased size of the loan portfolio.

         NONINTEREST INCOME. Noninterest income was $1,801,000 in 1999 compared to $1,778,000 in 1998. During 1999, a long-term capital gain on the sale of securities of $739,000 increased noninterest income. During 1998, a net gain of $838,000 on the sale of approximately $100,000,000 of mortgage servicing rights increased other noninterest income.

         NONINTEREST EXPENSE. Noninterest expense increased by $493,000 or 12.57% to $4,414,000 compared to $3,921,000 in 1998. Other expenses increased $243,000 in 1999, which was partially due to the $115,000 amortization of organization costs of the Holding Company due to the adoption of a new accounting standard in the first quarter. Other expense also includes an increase of $127,000 due to loan servicing fee expense in 1999, as a result of the sale of loan servicing in December 1998.

         PROVISION FOR INCOME TAXES. The net income tax benefit of $242,000 in 1999 as compared to an expense of $346,000 in 1998, was primarily due to a reduction in 1999 of the deferred tax asset valuation allowance of approximately $635,000. To the extent the valuation allowance was reduced, the related tax benefit was credited to income.


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

         The Bank assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans. These risks are minimized by selling mostly thirty-year mortgage loans into the secondary market. These loans generally have longer terms than the short term characteristics and liabilities of customer accounts and borrowed money. Rates decreased in 1998, but increased in 1999. As the prepayment on loans and mortgage-backed securities have occurred, the proceeds have been channeled to new loans with a resulting increase in interest income.

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

         The differences between the volume of assets and liabilities in the Bank's current portfolio, which are subject to repricing in future time periods, are known as interest rate sensitivity gaps. Certain estimates and assumptions are included in the data in the table below which sets forth the interest rate sensitivity analysis at December 31, 1999.

         The following table sets forth the assumed repricing and maturity periods of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1999 and the interest rate sensitivity gap percentages at the dates indicated. The interest rate sensitivity gap is defined as the amount by which assets repricing within the respective periods exceed liabilities repricing within such periods. The effect of these assumptions is to quantify the dollar amount of items that are interest-rate sensitive and can be repriced within each of the periods specified. Such repricing can occur in one of three ways: (1) the rate of interest to be paid on an asset or liability may adjust periodically on the basis of an index; (2) an asset or liability such as a mortgage loan may amortize, permitting reinvestment of cash flows at the then-prevailing interest rates; or (3) an asset or liability may mature, at which time the proceeds can be reinvested at current market rates.


                                                                      Maturing or Repricing Amount
                                        -----------------------------------------------------------------------------------------
                                        Within one    Over 1 to 3  Over 3 to 5  Over 5 to 10  Over 10 to   Over 20
                                           year          years        years         years      20 years     years        Total
                                        -----------   -----------  -----------  ------------ -----------  ----------  -----------
                                                                            (In Thousands)

Total Rate Sensitive Assets:
  Mortgages:
   Adjustable-rate (1)                  $     9,960   $     1,462  $        --   $        -- $        --  $       --  $    11,422
   Fixed-rate (2)                             6,577        11,833        9,722        17,417       9,099       1,164       55,812
   Construction(6)                              156            --           --            --          --          --          156
   Non-residential adjustable (2)             5,961         1,562          918            --          --          --        8,441
   Non-residential fixed                      7,842         1,894          951           881         992          54       12,614
  Non-Mortgages:
   Consumer and Commercial adjustable         2,831            --          145            --          --          --        2,976
   Consumer and Commercial fixed  (2)(6)      7,145         5,896        1,295           109          --          --       14,445

  Investments:
   Investment securities (3)                  7,396         2,196           --            --          --         307        9,899
   Mortgage-backed (1)(2)                    12,673         1,219           --            --          --          --       13,892
   Funds sold (3)                               562            --           --            --          --          --          562
                                        -----------   -----------  -----------  ------------ -----------  ----------  -----------

TOTAL                                   $    61,103   $    26,062  $    13,031  $     18,407 $    10,091  $    1,525  $   130,219
                                        ===========   ===========  ===========  ============ ===========  ==========  ===========

Total Rate Sensitive Liabilities:
  Deposits:
   Certificates of deposit (3)          $    51,569   $     9,245  $     1,467   $        -- $        --  $       --  $    62,281
   IRAs                                       8,341         2,530        1,003            --          --          --       11,874
   Money market (4)                           4,817         5,380        3,052        10,840          --          --       24,089
   NOW accounts (4)                           1,656         1,717        1,043         4,784          --          --        9,200
   Savings accounts (4)                       1,401         1,984        1,447         2,171          --          --        7,003
 Advances                                     6,500            --          750            --          --          --        7,250
                                        -----------   -----------  -----------  ------------ -----------  ----------  -----------

TOTAL                                   $    74,284   $    20,856  $     8,762  $     17,795 $        --  $       --  $   121,697
                                        ===========   ===========  ===========  ============ ===========  ==========  ===========

December 31, 1999
Cumulative interest rate sensitivity
  gap (5)                               $   (13,181)  $    (7,975) $    (3,706) $     (3,094)  $   6,997  $    8,522
Cumulative interest rate sensitivity
  gap (5) as a percent of total  assets       (9.29)%       (5.62)%      (2.61)%       (2.18)%      4.93%       6.01%
 December 31, 1998
Cumulative interest rate sensitivity
  gap (5) as a percent of  total assets       (6.13)%       (0.16)%       3.78%         5.39%       7.70%       7.80%
December 31, 1997
Cumulative interest rate sensitivity
  gap (5) as a percent of total assets        (4.03)%       (5.75)%      (2.35)%        2.70%       6.46%       6.52%

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

         Beginning in the third quarter of 1997, FHLB advances were used to supplement cash flow from operations as the Bank's lending activities began to increase. The Bank purchased approximately $23.9 million in liabilities on November 5, 1999, which it used to pay off its short-term FHLB advances. The Bank increased deposits and used FHLB advances to fund the increased loan origination volume in 1998 and 1999.

         Presented below, as of December 31, 1999, is an analysis of the Bank's interest rate risk as measured by changes in net present value for instantaneous and sustained parallel shifts in the yield curve, in 50 or 100 basis point increments, up and down 300 basis points. As illustrated in the table, the Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments (and the NPV focuses on the Bank's entire portfolio, not just assets that are subject to adjustment or maturity within one year). When rates decline, the Bank does not experience a significant rise in market value for these loans because borrowers repay at relatively high rates.


                                                                   Net Present Value
                                         Change in                At December 31, 1999
                                       interest rate     --------------------------------------
                                      (basis points)         $ Change            % Change
                                     ------------------  ------------------  ------------------
                                                               (000's)
                                           +300          $           (5,061)         (27)%
                                           +200                      (3,498)         (19)
                                           +100                      (1,792)         (10)
                                            +50                        (942)          (5)
                                              0                          --           --
                                            -50                       1,604            5
                                           -100                       2,103           11
                                           -200                       3,422           18
                                           -300                       1,604            9

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current liquidity and capital resources are dependent on its ability to borrow funds from the Bank and other sources as well as receive dividends from the Bank. The Bank's primary sources of funds are deposits, sales of mortgage loans, principal and interest payments on loans and mortgage-backed securities, borrowings, and funds provided by operations. While scheduled loan and mortgage-backed securities principal repayments are a relatively predictable source of funds, deposits flows, prepayments of principal on loans and mortgage-backed securities, and sales of mortgage loans are greatly influenced by general interest rates, economic conditions, and competition. Current OTS regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of December 31, 1999, the Bank's liquidity ratio was 13.21% which was in excess of the minimum regulatory requirements.

         During the year ended December 31, 1999, total deposits increased approximately $17.4 million or 16.60%, and FHLB advances increased by $1.5 million. Stock options were exercised in 1999 with proceeds to the Company of $37,124. Securities available-for-sale decreased by $2.3 million and securities held-to-maturity decreased by $0.7 million in 1999. The increase in deposits and decrease in securities was used to fund loans which increased by $15.4 million in 1999.

         The Bank's capital for regulatory purposes at December 31, 1999 was $6,945,750 or 6.06% of total regulatory assets. Regulations require savings institutions to have a minimum regulatory tangible capital ratio equal to 1.5% of adjustable tangible assets, a minimum 3% core capital ratio, and a minimum 8% risk-based capital ratio. At December 31, 1999 and 1998, the Bank was in compliance with all applicable capital standards.

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

         The table below presents the Bank's capital position at December 31, 1999 relative to the existing regulatory requirements:


                                                                                                                Percent of
                                                                                               Amount           assets (1)
                                                                                          ------------------  ---------------
                                                                                            (In Thousands)
Tangible capital                                                                          $        8,424             6.06%
Tangible capital requirement                                                                       2,084             1.50
                                                                                          ------------------  ---------------

       Excess tangible capital                                                            $        6,340             4.56%
                                                                                          ==================  ===============

Core capital                                                                              $        8,424             6.06%
Core capital requirement                                                                           5,557             4.00
                                                                                          ------------------  ---------------

       Excess core capital                                                                $        2,867             2.06%
                                                                                          ==================  ===============

Total capital (i.e., core and supplemental capital)                                       $        9,288            10.44%
Risk-based capital requirement                                                                     7,119             8.00
                                                                                          ------------------  ---------------

       Excess total capital                                                               $        2,169             2.44%
                                                                                          ==================  ===============

(1) Based upon adjusted assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

         The OTS Capital Distribution Regulation differentiates thrift institutions primarily by their capital levels and prescribes the amount of capital distributions that can be made without prior OTS approval.

         The Bank has met its liquidity requirements with funds generated from operations, proceeds from repayment or sale of loans and investment securities, short-term borrowings, and the purchase of deposits during 1999. If alternative funding is needed, the Bank can generate additional funds from several other sources.

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

         During 1999, net loans increased approximately $15,368,000 or 17.30% from December 31, 1998 and the allowance for loan losses increased $263,000. Management feels that the December 31, 1999 allowances are adequate for future needs.

         The following presents an analysis of the allowance for loan losses for years ended December 31, 1999, 1998, and 1997.


                                                                                             Year ended December 31
                                                                                    -----------------------------------------
                                                                                        1999          1998          1997
                                                                                    -------------  ------------  ------------

MORTGAGE LOANS AND CONTRACTS:
Balance at beginning of year                                                        $   361,772    $   300,638   $   232,665

Loans charged-off                                                                            --             --        (1,862)
Recoveries                                                                                   68             --        20,710
                                                                                    -------------  ------------  ------------

       Net loans recovered                                                                   68             --        18,848
Provision for loan losses charged to operations                                          60,000         61,134        49,125
                                                                                    -------------  ------------  ------------

BALANCE AT END OF YEAR                                                              $   421,840    $   361,772   $   300,638
                                                                                    =============  ============  ============

CONSUMER AND OTHER:
Balance at beginning of year                                                        $   239,212    $   226,709   $   196,576

Loans charged-off                                                                      (341,775)      (190,056)      (59,735)
Recoveries                                                                               31,220         25,413        21,076
                                                                                    -------------  ------------  ------------

       Net loans charged-off                                                           (310,555)      (164,643)      (38,659)
Provision for loan losses charged to operations                                         263,820        177,146        68,792
Acquired general valuation allowance                                                    250,000             --             -
                                                                                    -------------  ------------  ------------

BALANCE AT END OF YEAR                                                              $   442,477    $   239,212   $   226,709
                                                                                    =============  ============  ============

TOTAL ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of year                                                        $   600,984    $   527,347   $   429,241

Loans charged-off                                                                      (341,775)      (190,056)      (61,597)
Recoveries                                                                               31,288         25,413        41,786
                                                                                    -------------  ------------  ------------

       Net loans charged-off                                                           (310,487)      (164,643)      (19,811)
Provision for loan losses charged to operations                                         323,820        238,280       117,917
Acquired general valuation allowance                                                    250,000             --            --
                                                                                    -------------  ------------  ------------

BALANCE AT END OF YEAR                                                              $   864,317    $   600,984   $   527,347
                                                                                    =============  ============  ============

Allowance for loan losses as a percentage of total loans outstanding                     0.81%          0.66%         0.90%
                                                                                    =============  ============  ============


         NON-PERFORMING ASSETS. Total non-performing assets decreased by approximately $202,000 during 1999. The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Bank consist of non-accruing loans, troubled debt restructurings, and real estate which was acquired as a result of foreclosure. The composition of the Bank's portfolio of non-performing assets is shown in the following table:


                                                                                        1999          1998          1997
                                                                                    -------------  ------------  ------------
                                                                                                  (In Thousands)

Non-accruing loans*                                                                 $      125     $      349    $        7
Past due 90 days or more and still accruing                                                 --             --            --
Other real estate                                                                          188            166            76
                                                                                    -------------  ------------  ------------

Total non-performing assets                                                         $      313     $      515    $       83
                                                                                    =============  ============  ============

Ratio of non-performing assets to total assets                                          0.22%          0.42%         0.08%
                                                                                    =============  ============  ============


*  Primarily loans which are past due for 90 days or more

         Interest lost on non-performing assets amounted to $7,841 in 1999 compared to $28,589 in 1998.

         INVESTMENT SECURITIES - The Bank's available-for-sale securities portfolio has a $111,163 unrealized loss, which is recorded net of tax at December 31, 1999, while an unrealized loss of $62,102 was recorded at December 31, 1998. The Bank's held-to-maturity securities portfolio has an unrealized loss of $77,397 and $20,396 at December 31, 1999 and 1998, respectively. The Bank's available-for-sale and held-to-maturity portfolios did not experience significant fair market value fluctuations during the year ended December 31, 1999.

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

         At December 31, 1999, unfunded credit commitments are as follows:


        Commitments to extend residential loans               $       1,960,217
        Lines of credit                                       $       7,728,702
        Credit cards                                          $       1,298,704



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

         Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Currently, letters of credit are not extended beyond one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral and personal guarantees as deemed necessary. At December 31, 1999, the Bank had $49,500 in standby letters of credit outstanding.

         At December 31, 1999, the Bank had no open interest rate swaps, futures, options, or forward contracts.

         At December 31, 1999 and 1998, the Bank had $394,067 and $2,057,237,
respectively, of commitments to sell newly-originated single family residential loans.

INCOME TAXES

         At December 31, 1999, the Company had remaining net operating loss ("NOL") carryforwards of approximately $4,500,000 for federal income tax purposes which expire in varying amounts through 2011. In addition, the alternative minimum tax ("AMT") NOL carryforward and AMT credit carryforward were approximately $5,465,000 and $115,000, respectively, which expire in varying amounts through 2011. Investment tax credit carryforwards of approximately $38,000 expire in varying amounts through 2005.

         Section 382 of the Internal Revenue Code ("Code") provides that the aforementioned tax NOL carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year testing period. Due to the fact that the Company has a tax NOL carryforward, it is required to report changes in ownership of 5% or greater of stockholders annually to the Internal Revenue Service. The statute and applicable Treasury regulations are extremely complex. The Company believes that no change of ownership as defined in applicable Section 382 regulations occurred through the three-year testing period ended December 31, 1999. However, if such a change in ownership occurs, the annual use of the tax NOL carryforwards would be subject to an annual limitation.

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

IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1996, the FASB issued SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which was amended in December 1996. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Company was required to adopt certain provisions of SFAS No. 125 for the year beginning January 1, 1997 and certain other provisions of the Statement for the year beginning January 1, 1998. The adoption of the applicable provision in 1997 did not have a material impact on the Company's financial position or results of operations. The adoption of the applicable provisions of this new standard, as amended, in 1998, also did not have a material impact on the Company's and the Bank's financial position or results of operations.

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

         In February 1998, the FASB released SFAS 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106 ("SFAS 132"). SFAS 132 standardizes disclosure requirements for pensions and postretirement benefits where applicable and suggests a combined format for presentation purposes, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. This statement, however, does not change the measurement or recognition requirements of pension or postretirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods if the information is readily available. The impact of this statement did not have a material effect on the Company's financial statements.

         In June 1998, the FASB released SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Subsequently the FASB issued SFAS No. 137 which delayed the effective date of SFAS 133 by one year. As such, the statement will be adopted by the Company beginning with its 2001 fiscal year. The Company does not expect this statement to have a material effect on the financial statements.

         In October 1998, the FASB released SFAS 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD-FOR-SALE BY A MORTGAGE BANKING ENTERPRISE ("SFAS 134"). SFAS 134 requires that after the securitization of a mortgage loan held-for-sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS 134 was effective for the first fiscal quarter beginning after December 15, 1998 and did not have a material effect on the Company's financial statements.

         In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts issued Statement of Position ("SOP") No. 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. This SOP provides guidance on the financial reporting of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning December 15, 1998 and at the time of adoption, any such costs that have previously been capitalized should be expensed and reported as a cumulative effect of change in accounting principle. The adoption of this SOP resulted in the Company charging approximately $115,000 in unamortized organizational costs to expense on January 1, 1999.

IMPACT OF YEAR 2000

         The Company is not aware of any significant problems that have arisen as a result of the change in century on January 1, 2000. The Company may still be exposed to risks associated with Year 2000 dating problems. This problem can affect computer software and hardware; transactions with customers, vendors and other entities; and equipment dependent on microchips. The Company recognizes that Year 2000 dating problems pose a risk beyond January 1, 2000, as errors may not become evident until after that date. The Company has performed the remediation steps it believes necessary to address Year 2000 dating problems at a total cost of less than $50,000 as of December 31, 1999. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of Year 2000 dating problems on third parties with which the Company does business. If remediation efforts of the Company or third parties with which it does business are not successful, it is possible the Year 2000 dating problem could negatively impact the Company's financial condition and results of operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

         The information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-KSB and certain information included therein is incorporated herein by reference.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBITS
     EXHIBIT NO.                                                    DESCRIPTION
----------------------  -----------------------------------------------------------------------------------------------------

      **2.0             Branch Purchase and Deposit Assumption Agreement dated
                        June 18, 1999 between Bank of Albuquerque, National
                        Association, and FirstBank, a federal savings bank
                        (incorporated by reference from the Company's Form 8-K filed November 19, 1999)

      **2.1             Letter amendment, dated September 30, 1999, to Branch
                        Purchase and Deposit Assumption Agreement dated June 18,
                        1999 between Bank of Albuquerque, National Association,
                        and FirstBank, a federal savings bank (incorporated by
                        reference from the Company's Form 8-K filed November 19,
                        1999)

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

     **10.3.2           Amendment Number Two to Profit Sharing and Employee Stock
                        Ownership Plan of First Savings Bank, F.S.B. (incorporated by reference from the Company's September 30, 1999 10-QSB)

     **10.3.3           Amendment Number Three to Profit Sharing and Employee Stock
                        Ownership Plan of FirstBank (Formerly First Savings Bank,
                        F.S.B.) (incorporated by reference from the Company's
                        September 30, 1999 10-QSB)

     **10.3.4           Amendment Number Four to Profit Sharing and Employee Stock
                        Ownership Plan of FirstBank (Formerly First Savings Bank,
                        F.S.B.) (incorporated by reference from the Company's
                        September 30, 1999 10-QSB)

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

 **/***10.6.1           Extension of Employment Agreement with Kenneth J. Huey, Jr.
                        dated November 20, 1997 (incorporated by reference from the
                        Company's September 30, 1999 10-QSB)

 **/***10.6.2           Extension of Employment Agreement with Kenneth J. Huey, Jr.
                        dated July 29, 1999 (incorporated by reference from the
                        Company's September 30, 1999 10-QSB)

 **/***10.7             Employment Agreement with Norman R. Corzine (incorporated by reference from the Company's 1996 10-KSB)

 **/***10.7.1           Extension of Employment Agreement with Norman R. Corzine dated
                        November 20, 1997 (incorporated by reference from the
                        Company's September 30, 1999 10-QSB)

 **/***10.7.2           Extension of Employment Agreement with Norman R. Corzine dated
                        July 29, 1999 (incorporated by reference from the Company's
                        September 30, 1999 10-QSB)

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

                                   (Continued)


     EXHIBIT NO.                                                    DESCRIPTION
----------------------  -----------------------------------------------------------------------------------------------------
                                                                    (Continued)

 **/***10.12            Nonqualified 401(K) Rabbi Trust for an Executive Savings Plan
                        dated June 1, 1998 (incorporated by reference from the
                        Company's September 30, 1999 10-QSB)

 **/***10.12.1          Amendment Number One to Nonqualified 401(K) Rabbi Trust
                        for an Executive Savings Plan dated June 1, 1998
                        (incorporated by reference from the Company's September
                        30, 1999 10-QSB)

      *21               Subsidiaries of the Small Business Issuer

      *23               Consent of Independent Accountants

      *27               Financial Data Schedule


      * Filed herewith
     ** Previously filed
    *** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13(a) of Form 10-KSB.




(b)  REPORTS ON FORM 8-K

         The following subparagraph sets forth information concerning one Form 8-K filed during the fourth quarter ended December 31, 1999:

         1. On November 19, 1999 filed a Form 8-K reporting that the Bank purchased certain assets and deposit liabilities of the Bank of Albuquerque's branch facilities located in Clovis and Gallup, New Mexico.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ACCESS ANYTIME BANCORP, INC.


         Date:  March 2, 2000     /s/ Norman R. Corzine
                                  ---------------------------------------------
                                  Norman R. Corzine, Chairman of the Board,
                                  Chief Executive Officer
                                  (DULY AUTHORIZED REPRESENTATIVE)





         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Norman R. Corzine                     By:  /s/ R. Chad Lydick
     --------------------------------------         ---------------------------------------------------
     Norman R. Corzine                              R. Chad Lydick
     Chairman of the Board                          Director
     Chief Executive Officer
     Director

     Date:  March 2, 2000                           Date:  March 2, 2000

By:  /s/ Ken Huey, Jr.                         By:  /s/ Charles Guthals
     --------------------------------------         ---------------------------------------------------
     Ken Huey, Jr.                                  Charles Guthals
     President, Chief Financial Officer             Director
     Director

     Date:  March 2, 2000                           Date:  March 2, 2000

By:  /s/ Carl Deaton                           By:  /s/ Allan M. Moorhead
     --------------------------------------         ---------------------------------------------------
     Carl Deaton                                    Allan M. Moorhead
     Director                                       Director

     Date:  March 2, 2000                           Date:  March 2, 2000

By:  /s/ Thomas W. Martin, III                 By:  /s/ Cornelius Higgins, Ph.D.
     --------------------------------------         ---------------------------------------------------
     Thomas W. Martin, III                          Cornelius Higgins
     Director                                       Director

     Date:  March 2, 2000                           Date:  March 2, 2000


                                   (Continued)



                                   SIGNATURES

                                   (CONTINUED)

By:  /s/ David Ottensmeyer, M.D.               By:   /s/ Richard H. Harding
     ---------------------------------------         ---------------------------------------------------
     David Ottensmeyer                                   Richard H. Harding
     Director                                            Director

     Date:  March 2, 2000                                Date:  March 2, 2000



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                         ----

Report of Independent Accountants............................................................             F-2

Financial Statements:
         Consolidated Statements of Financial Condition......................................             F-3
         Consolidated Statements of Operations...............................................             F-4
         Consolidated Statements of Stockholders' Equity.....................................             F-5
         Consolidated Statements of Cash Flows...............................................             F-6
         Notes to Consolidated Financial Statements..........................................             F-8


                        REPORT OF INDEPENDENT ACCOUNTANTS





Members of the Audit Committee
Board of Directors and Stockholders
Access Anytime Bancorp, Inc.
Clovis, New Mexico


We have audited the accompanying consolidated statements of financial condition of Access Anytime Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Anytime Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for earnings per share in 1997.




Robinson Burdette Martin & Cowan, L.L.P.

Lubbock, Texas
March 2, 2000, except as
to Note 19 for which the
date is March 6, 2000.

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                  December 31
                                                                                    -----------------------------------------
ASSETS                                                                                     1999                  1998
------                                                                              --------------------  -------------------

Cash and cash equivalents                                                           $         7,874,748   $         5,232,708
Certificates of deposit                                                                       5,092,000             2,590,000
Securities available-for-sale (amortized cost of $9,231,129 and $11,487,694)                  9,119,966            11,425,592
Securities held-to-maturity (aggregate fair value of $6,779,494
   and  $7,507,941)                                                                           6,856,891             7,528,337
Loans held-for-sale (aggregate fair value of $187,175 and $869,777)                             183,850               855,258
Loans receivable, net                                                                       104,176,810            88,809,104
Interest receivable                                                                             869,234               634,546
Real estate owned                                                                               187,778               166,195
Federal Home Loan Bank stock                                                                    879,758               790,233
Premises and equipment, net                                                                   2,472,703             2,375,205
Servicing rights                                                                                 83,737                    --
Organizational cost, net                                                                             --               115,162
Goodwill, net                                                                                 2,134,860                    --
Deferred tax asset                                                                            1,334,100             1,075,586
Other assets                                                                                    541,282               170,441
                                                                                    --------------------  -------------------

       Total assets                                                                 $       141,807,717   $       121,768,367
                                                                                    ====================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Deposits                                                                         $       122,479,738   $       105,045,150
   Federal Home Loan Bank advances                                                            7,250,000             5,750,000
   Accrued interest and other liabilities                                                       664,686               686,447
   Advanced payments by borrowers for taxes and insurance                                        99,861               362,009
                                                                                    --------------------  -------------------

       Total liabilities                                                                    130,494,285           111,843,606
                                                                                    --------------------  -------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized; none
     issued                                                                                          --                    --
   Common stock, $.01 par value; 6,000,000 shares authorized;
     1,244,016 and 1,236,955 shares issued; 1,238,374 and 1,235,579                             12,440                12,370
     outstanding in 1999 and 1998, respectively
   Capital in excess of par value                                                             9,659,555             9,604,001
   Retained earnings                                                                          1,754,815               356,601
   Accumulated other comprehensive loss, net of tax of $37,795 and
     $21,115                                                                                    (73,368)              (40,987)
                                                                                    --------------------  -------------------
                                                                                             11,353,442             9,931,985
   Treasury stock, at cost                                                                      (40,010)               (7,224)
                                                                                    --------------------  -------------------
       Total stockholders' equity                                                            11,313,432             9,924,761
                                                                                    --------------------  -------------------

       Total liabilities and stockholders' equity                                   $       141,807,717   $       121,768,367
                                                                                    ====================  ===================

          The accompanying notes are an integral part of these consolidated financial statements.

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Years ended December 31
                                                                   ---------------------------------------------------------
                                                                         1999               1998                 1997
                                                                   -----------------  ------------------  ------------------

Interest income:
   Loans receivable                                                $       7,593,497  $       6,143,506   $       4,490,079
   U.S. government agency securities                                          73,777             70,241             103,888
   Mortgage-backed securities                                                900,027          1,452,059           2,379,293
   Other interest income                                                     320,229            344,241             277,041
                                                                   -----------------  ------------------  ------------------

       Total interest income                                               8,887,530          8,010,047           7,250,301
                                                                   -----------------  ------------------  ------------------

Interest expense:
   Deposits                                                                4,328,019          4,260,384           4,136,200
   Federal Home Loan Bank advances                                           466,128            262,640              13,007
                                                                   -----------------  ------------------  ------------------

       Total interest expense                                              4,794,147          4,523,024           4,149,207
                                                                   -----------------  ------------------  ------------------

Net interest income before provision for loan losses                       4,093,383          3,487,023           3,101,094
Provision for loan losses                                                    323,820            238,280             117,917
                                                                   -----------------  ------------------  ------------------

       Net interest income after provision for loan
         losses                                                            3,769,563          3,248,743           2,983,177
                                                                   -----------------  ------------------  ------------------

Noninterest income:
   Loan servicing and other fees                                             251,845            314,316             329,420
   Net realized gains on sales of available-for-sale
     securities                                                              739,475                 --              20,637
   Net realized gains on sales of loans                                      296,853            222,830             148,915
   Real estate operations, net                                                    --             10,466                  --
   Other income                                                              512,664          1,230,666             367,338
                                                                   -----------------  ------------------  ------------------

       Total other income                                                  1,800,837          1,778,278             866,310
                                                                   -----------------  ------------------  ------------------

Noninterest expenses:
   Salaries and employee benefits                                          2,081,742          2,061,294           1,777,190
   Occupancy expense                                                         616,981            522,832             401,755
   Deposit insurance premium                                                 148,742            122,928             258,375
   Advertising                                                                42,738             54,058              53,465
   Real estate operations, net                                                35,435                 --               3,013
   Professional fees                                                         233,236            171,377              16,611
   Amortization of goodwill                                                   24,056                 --                  --
   Other expense                                                           1,231,090            988,235             955,369
                                                                   -----------------  ------------------  ------------------

       Total other expenses                                                4,414,020          3,920,724           3,465,778
                                                                   -----------------  ------------------  ------------------

Income before income taxes                                                 1,156,380          1,106,297             383,709

Income tax expense (benefit)                                                (241,834)           346,179          (1,212,000)
                                                                   -----------------  ------------------  ------------------

Net income                                                         $       1,398,214  $         760,118   $       1,595,709
                                                                   =================  ==================  ==================

Earnings per common share                                          $           1.13   $            .62    $           1.40
                                                                   =================  ==================  ==================

Earnings per common share-assuming dilution                        $           1.10   $            .59    $           1.37
                                                                   =================  ==================  ==================


          The accompanying notes are an integral part of these consolidated financial statements.

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Common Stock       Treasury Stock                            Accumulated
                                          ------------------- --------------------                          Other
                                                                                  Capital     Retained   Comprehensive
                                                                                 in Excess    Earnings/     Income
                            Comprehensive   Number             Number              Of Par   (Accumulated    (Loss),
                               Income     of shares  Amount  of Shares  Amount     Value      Deficit)        Net         Total
                            ------------- --------- -------- --------- -------- ----------- ------------  -----------  -----------

Balance at December 31, 1996                732,198 $  7,322        -- $     -- $ 7,019,577 $ (1,742,182) $  (198,595) $ 5,086,122

Net income                  $   1,595,709        --       --        --       --          --    1,595,709           --    1,595,709

Net changes in  unrealized
   depreciation on
   available-for-sale
   securities, net                195,912        --       --        --       --          --           --      195,912      195,912
                            -------------

Total comprehensive income  $   1,791,621
                            =============

Common stock issued                         461,422    4,614        --       --   2,253,569           --           --    2,258,183

Common stock rights
   awarded in lieu of
   directors cash
   compensation                                  --       --        --       --      10,500           --           --       10,500


2% common  stock  dividend
   issued on  December 1,
   1997                                      23,716      237        --       --     193,759     (193,996)          --           --

Cash dividends-fractional
  shares in cash                                 --       --        --       --          --       (1,204)          --       (1,204)
                                          --------- -------- --------- -------- ----------- ------------  -----------  -----------

Balance at December 31,
   1997                                   1,217,336   12,173        --       --   9,477,405     (341,673)      (2,683)   9,145,222

Net income                  $     760,118        --       --        --       --          --      760,118           --      760,118

Net changes in  unrealized
   depreciation on
   available-for-sale
   securities, net                (38,304)       --       --        --       --          --           --      (38,304)     (38,304)
                            -------------

Total comprehensive income  $     721,814

                            =============

Common stock issued                          19,619      197        --       --     108,596           --           --      108,793

Common stock rights
   awarded in lieu  of
   directors cash
   compensation                                  --       --        --       --      18,000           --           --       18,000

Purchase treasury stock                          --       --     1,376   (7,224)         --           --           --       (7,224)

Cash dividends                                   --       --        --       --          --      (61,844)          --      (61,844)
                                          --------- -------- --------- -------- ----------- ------------  ----------- -----------

Balance  at  December  31,                1,236,955   12,370     1,376   (7,224)  9,604,001      356,601      (40,987)   9,924,761
   1998

Net income                  $   1,398,214        --       --        --       --          --    1,398,214           --    1,398,214

Net changes in unrealized
   depreciation on
   available-for-sale
   securities, net                (32,381)       --       --        --       --          --           --      (32,381)     (32,381)
                            -------------

Total comprehensive income  $   1,365,833
                            =============

Common stock issued                           7,061       70        --       --      37,054           --           --       37,124

Common stock rights
   awarded in lieu of
   directors cash
   compensation                                  --       --        --       --      18,500           --           --       18,500

Purchase treasury stock                          --       --     4,266  (32,786)         --           --           --      (32,786)
                                          --------- -------- --------- -------- ----------- ------------  -----------  -----------

Balance  at  December  31,                1,244,016 $ 12,440     5,642 $(40,010)$ 9,659,555 $  1,754,815  $   (73,368) $11,313,432
   1999                                   ========= ======== ========= ======== =========== ============  ===========  ===========

          The accompanying notes are an integral part of these consolidated financial statements.

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years ended December 31
                                                                   ---------------------------------------------------------
                                                                         1999               1998                 1997
                                                                   -----------------  ------------------  ------------------

Cash flows from operating activities:
   Net income                                                      $      1,398,214   $        760,118    $      1,595,709
   Adjustments to reconcile net income to cash
    provided by operating activities:
     Depreciation                                                           338,118            269,072             144,419
     Deferred income taxes                                                 (241,834)           346,179          (1,212,000)
     Provision for loan losses charged                                      323,820            238,280             117,917
     Amortization of premiums on investment securities                      110,814            178,164             308,294
     Amortization of loan premiums, discounts and
       deferred fees, net                                                    59,500            244,007             134,689
     Amortization of organizational costs                                   115,162             41,877              38,241
     Amortization of goodwill                                                24,056                 --                  --
     Gain on sale of mortgage servicing rights                                   --           (838,143)                 --
     Gain on sale of available-for-sale securities                         (739,476)                --             (20,637)
     Gain on sale of loans held-for-sale                                   (296,853)          (222,830)           (148,915)
     Proceeds from sales of loans held-for-sale                          19,375,329         13,210,392           8,769,996
     Originations of loans held-for-sale                                (18,508,724)       (13,674,579)         (8,347,287)
     Common stock rights awarded in lieu of directors
       compensation                                                          18,500             18,000              10,500
     (Gain) loss on foreclosed real estate                                   15,242            (14,575)               (813)
     (Gain) loss on disposition of assets                                    (5,944)           (14,418)                727
     Net (increase) decrease in accrued interest
       receivable and other assets                                         (674,810)           (74,079)            162,186
     Increase in accrued expense and other liabilities                       40,083            266,449               7,019
                                                                   -----------------  ------------------  ------------------

       Net cash provided by operating activities                          1,351,197            733,914           1,560,045
                                                                   -----------------  ------------------  ------------------

Cash flows from investing activities:
   Proceeds from maturities and principal repayments
     of available-for-sale securities                                     2,186,035          3,438,728           3,250,346
   Purchases of held-to-maturity securities                              (2,200,000)                --                  --
   Proceeds from maturities and principal repayments
     of held-to-maturity securities                                       2,831,162         11,350,626          10,055,258
   Proceeds from sales of available-for-sale-securities                     746,409                 --           5,376,284
   Proceeds from the redemption of FHLB stock                                    --            877,201                  --
   Proceeds from sale of mortgage servicing rights                               --          1,203,905                  --
   Net increase in certificates of deposit                               (2,502,000)        (1,060,000)         (1,149,430)
   Net increase in loans                                                (13,793,812)       (31,165,066)        (12,836,195)
   Proceeds from sales of foreclosed real estate                            263,436             66,000              19,600
   Proceeds from sales of equipment                                           8,000                 --                  --
   Purchases of premises and equipment                                     (326,622)          (575,612)           (274,988)
   Net cash received in branch acquisition                               19,355,057                 --                  --
                                                                   -----------------  ------------------  ------------------

       Net cash provided (used) by investing activities                   6,567,665        (15,864,218)          4,440,875
                                                                   -----------------  ------------------  ------------------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                   (6,457,168)         7,633,145            (751,996)
   Net increase (decrease) in other borrowed funds                        1,500,000          5,750,000          (3,000,000)
   Net increase (decrease) in advance payments by
     borrowers for taxes and insurance                                     (262,148)            64,172              45,738
   Organizational costs incurred                                                 --                 --             (31,907)
   Rights offering costs incurred                                                --                 --             (69,253)
   Purchase of treasury stock                                               (32,786)            (7,224)                 --
   Proceeds from issuance of common stock                                    37,124            108,793           2,422,601
   Cash dividend                                                            (61,844)                --              (1,204)
                                                                   ---------------------------------------------------------

       Net cash provided (used) in financing activities                  (5,276,822)        13,548,886          (1,386,021)
                                                                   -----------------  ------------------  ------------------

Increase (decrease) in cash and cash equivalents                          2,642,040         (1,581,418)          4,614,899
Cash and cash equivalents at January 1                                    5,232,708          6,814,126           2,199,227
                                                                   -----------------  ------------------  ------------------

Cash and cash equivalents at December 31                           $      7,874,748   $      5,232,708    $      6,814,126
                                                                   =================  ==================  ==================
                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                    Years ended December 31
                                                                   ---------------------------------------------------------
                                                                         1999               1998                 1997
                                                                   -----------------  ------------------  ------------------

Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest                                                      $      4,809,055   $      4,437,249    $      4,147,090
     Income taxes                                                            25,000                 --                  --
   Supplemental disclosure of non-cash investing and
    financing activities
     Real estate acquired in settlement of loans                            589,519             46,169              20,862
     Common stock dividend                                                       --                 --             193,996
     Loans to facilitate the sale of real estate owned                      279,800                 --                  --












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

SECURITIES AVAILABLE-FOR-SALE - Securities to be held for indefinite periods of time and not intended to be held-to-maturity are classified as available-for-sale. Assets included in this category are those assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in liquidity needs, interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes. Securities available-for-sale are recorded at fair value. Both unrealized gains and losses on securities available-for-sale, net of taxes, are included as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of financial condition until these gains or losses are realized. Gains and losses are determined using the specific-identification method. If a security has a decline in fair value that is other than temporary, the security is written down to its fair value by recording a loss in the consolidated statements of operations.










                                  (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

SECURITIES HELD-TO-MATURITY - Securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. If a security has a decline in fair value below its amortized cost that is other than temporary, the security is written down to its new cost basis by recording a loss in the consolidated statements of operations. The Bank has not experienced a permanent decline on securities that would result in a charge to operations.

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

ORGANIZATIONAL COSTS - Organizational costs were being amortized using the straight-line method over five years. Effective January 1, 1999, the Company adopted the provisions of Statement of Position ("SOP") No. 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES issued by the American Institute of Certified Public Accountants ("AICPA"). This statement requires costs of start-up activities and organizational costs to be expensed as incurred and its provisions are retroactive upon adoption of the SOP. All remaining unamortized organizational costs were charged to expense in the first quarter of 1999.

GOODWILL - The excess of the net liabilities assumed in connection with the acquisition of certain branches during 1999 and direct acquisition costs over the net cash acquired in the assumption of the branches' deposits has been included in the consolidated financial statements as goodwill and is being amortized on a straight-line basis over the estimated life of the core deposits acquired.

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

NET INCOME PER SHARE - Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that would have occurred if stock options and other contingently issuable shares of common stock had been issued during the period.


                                    (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRESENTATION - Effective January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, but has no effect on the Company's net income or total stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. The 1997 financial statements have been reclassified to conform to the requirements of SFAS No. 130.

IMPACT OF NEW ACCOUNTING STANDARDS - In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES, which addresses the accounting for derivative instruments and hedging activities. Subsequently, the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133 by one year. The Company will now be required to adopt the new standard beginning with its 2001 fiscal year. Management is currently evaluating the reporting requirements under this new standard. The impact on the financial results of the Company upon adoption is not expected to be material.

RECLASSIFICATIONS - Certain amounts for prior years have been reclassified to conform with the current year presentation. These reclassifications had no effect on net income or stockholders' equity.


NOTE 2   ACQUISTION OF BRANCHES

On November 5, 1999, the Bank acquired certain assets of two branches of Bank of Albuquerque, N.A. ("BOA"), a wholly-owned subsidiary of BOK Financial Corporation, for the assumption of deposits and related liabilities of the branches. The acquisition was accounted for as a purchase and the results of operations of the branches are included in the consolidated statements of operations from the date of acquisition.

The fair values of assets acquired, liabilities assumed and cash paid less cash acquired were as follows:



Deposits and liabilities assumed                                   $      23,891,756
Less assets acquired:
   Loans receivable, net                                                   2,266,733
   Premises and equipment                                                    111,050
                                                                   -------------------
     Net liabilities assumed                                       $      21,513,973
                                                                   ===================

Net liabilities assumed                                            $      21,513,973
Less cash paid for deposits and other direct acquisition costs             2,158,916
                                                                   -------------------
     Net cash acquired in assumption of branch deposits            $      19,355,057
                                                                   ===================


The deposit premium and direct acquisition costs are being amortized using the straight-line method over the estimated remaining life of the core deposits acquired.

                                    (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3   SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amounts of securities and their approximate fair values at December 31 follow:


                                                    Amortized                 Gross unrealized                   Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  ------------------  -----------------  -----------------

AVAILABLE-FOR-SALE SECURITIES:

   December 31, 1999:
     Mortgage-backed securities:
       GNMA adjustable rate                      $       9,231,129  $          4,565    $         115,728  $      9,119,966
                                                 =================  ==================  =================  =================

   December 31, 1998:
     Mortgage-backed securities:
       GNMA adjustable rate                      $      11,487,694  $         17,726    $          79,828  $     11,425,592
                                                 =================  ==================  =================  =================

                                                    Amortized                 Gross unrealized                   Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  ------------------  -----------------  -----------------

HELD-TO-MATURITY SECURITIES:

   December 31, 1999:
     Mortgage-backed securities:
       FNMA participation certificates           $       1,515,252  $              --   $          15,801  $       1,499,451
       FHLMC participation certificates                  2,175,614                 --              21,716          2,153,898
       FHLMC adjustable rate                               969,828                 --              37,607            932,221
     US government agency bonds                          1,000,000                 --               4,146            995,854
     Corporate bonds                                       896,197                 --               7,877            888,320
     Trust preferred securities                            300,000             13,500               3,750            309,750
                                                 -----------------  ------------------  -----------------  -----------------

                                                 $       6,856,891  $          13,500   $          90,897  $       6,779,494
                                                 =================  ==================  =================  =================

   December 31, 1998:
     Mortgage-backed securities:
       FNMA participation certificates           $       2,860,553  $           1,020   $          10,234  $       2,851,339
       FHLMC participation certificates                  3,356,571              4,019               1,207          3,359,383
       FHLMC adjustable rate                             1,311,213                 --              13,994          1,297,219
                                                 -----------------  ------------------  -----------------  -----------------

                                                 $       7,528,337  $           5,039   $          25,435  $       7,507,941
                                                 =================  ==================  =================  =================


                                    (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3   SECURITIES  (CONTINUED)

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 1999 were as follows:

                                                    Available-for-sale securities:         Held-to-maturity securities:
                                                 -------------------------------------  ------------------------------------
                                                    Amortized             Fair             Amortized             Fair
                                                       Cost               Value               Cost              Value
                                                 -----------------  ------------------  -----------------  -----------------

Due in one year or less                          $              --  $              --   $       1,883,855  $       1,866,538
Due from one to five years                                      --                 --           3,703,208          3,670,985
Due from five to ten years                                      --                 --                  --                 --
Due after ten years                                      9,231,129          9,119,966           1,269,828          1,241,971
                                                 -----------------  ------------------  -----------------  -----------------

                                                 $       9,231,129  $       9,119,966   $       6,856,891  $       6,779,494
                                                 =================  ==================  =================  =================


For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The underlying principal on mortgage-backed securities may be recovered earlier than their scheduled contractual maturities because of principal prepayments.

Securities of $4,821,470 and $4,445,695 were pledged to secure public deposits and for other purposes required or permitted by law at December 31, 1999 and 1998, respectively.

NOTE 4   LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, at December 31, follows:


                                                                     Gross unrealized
                                                        --------------------------------------------
      December 31               Amortized cost                Gains                    Losses                 Fair value
------------------------      -------------------       -------------------      -------------------      -------------------

         1999                 $         183,850         $           3,325        $              --        $         187,175
         1998                           855,258                    14,519                       --                  869,777


Proceeds from sale of loans held-for-sale were $19,375,329, $13,127,660 and $8,769,996 for the years ended December 31, 1999, 1998 and 1997, respectively. Gains of $302,701 and losses of $5,848 were recognized in 1999, while gains of $223,083 and losses of $253 were recognized in 1998, and gains of $149,742 and losses of $827 were recognized in 1997.




                                    (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 5   LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:


                                                                                                   December 31
                                                                                      --------------------------------------
                                                                                            1999                1998
                                                                                      -----------------  -------------------

First mortgage loans:
   Conventional                                                                       $      78,163,131  $      67,703,131
   FHA insured and VA guaranteed                                                              6,350,481          6,520,261
Consumer and installment loans                                                               17,472,395         13,560,182
Construction loans                                                                              569,176          1,329,806
Other                                                                                         3,664,735          1,949,673
                                                                                      -----------------  -------------------

                                                                                            106,219,918         91,063,053

Less:
   Loans in process                                                                             413,520            947,193
   Unearned discounts, deferred loan fees, and other                                            765,271            705,772
   Allowance for loan losses                                                                    864,317            600,984
                                                                                      -----------------  -------------------

                                                                                      $     104,176,810  $      88,809,104
                                                                                      =================  ===================


An analysis of the changes in allowance for loan losses follows:

                                                                                    Years ended December 31
                                                                    --------------------------------------------------------
                                                                          1999                1998               1997
                                                                    ------------------  -----------------  -----------------

Balance at beginning of year                                        $        600,984    $        527,347   $        429,241

Loans charged-off                                                           (341,775)           (190,056)           (61,597)
Recoveries                                                                    31,288              25,413             41,786
                                                                    ------------------  -----------------  -----------------

       Net loans charged-off                                                (310,487)           (164,643)           (19,811)
Provision for loan losses charged to operations                              323,820             238,280            117,917
Acquired general valuation allowance                                         250,000                  --                 --
                                                                    ------------------  -----------------  -----------------

Balance at end of year                                              $        864,317    $        600,984   $        527,347
                                                                    ==================  =================  =================


An analysis of the changes of loans to directors, executive officers, and major stockholders follows:


                                                                                    Years ended December 31
                                                                    --------------------------------------------------------
                                                                          1999                1998               1997
                                                                    ------------------  -----------------  -----------------

Balance at beginning of year                                        $      2,272,616    $        984,434   $        315,605
Loans originated                                                             217,074           1,743,100            904,375
Loan principal payments and other reductions                              (1,189,405)           (454,918)          (235,546)
                                                                    ------------------  -----------------  -----------------

Balance at end of year                                              $      1,300,285    $      2,272,616   $        984,434
                                                                    ==================  =================  =================



                                    (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 5   LOANS RECEIVABLE (CONTINUED)

The Bank had outstanding commitments to originate real estate loans at December 31, 1999 and 1998 of approximately $1,960,217 and $2,057,000, respectively.

The following table summarizes impaired loan information:


                                                                                                  December 31,
                                                                                            1999                1998
                                                                                      -----------------  -------------------

Recorded investment in impaired loans                                                 $         314,050  $         882,213
Average recorded investment in impaired loans                                                   598,132            121,143
Interest income on impaired loans                                                                    --                 --



The Bank is not committed to lend additional funds to borrowers with non-performing or renegotiated loans.



NOTE 6   PREMISES AND EQUIPMENT

Components of premises and equipment included in the consolidated statements of financial condition at December 31, 1999 and 1998 were as follows:


                                                                                            1999                1998
                                                                                      -----------------  -------------------

Cost:
   Land                                                                               $         407,593  $         407,593
   Bank premises                                                                              2,178,932          2,176,599
   Furniture and equipment                                                                    1,707,290          1,441,315
   Automobiles                                                                                  101,076             95,385
                                                                                      -----------------  -------------------

       Total cost                                                                             4,394,891          4,120,892
Less accumulated depreciation                                                                 1,922,188          1,745,687
                                                                                      -----------------  -------------------

       Net book value                                                                 $       2,472,703  $       2,375,205
                                                                                      =================  ===================


Certain Bank facilities and equipment are leased under various operating leases. Rental expense was $27,893 in 1999, $18,942 in 1998 and $17,818 in 1997.

Future minimum rental commitments under noncancelable leases are:


                  2000                                                                $          80,397
                  2001                                                                            9,832
                                                                                      -----------------

                                                                                      $          90,229
                                                                                      =================




                                    (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7   LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. All existing mortgage servicing rights were sold in the last quarter of 1998 at which time the Bank realized a gain of $838,143. During 1999, the Bank sold loans totaling approximately $7,646,000 and retained the servicing on such loans. The unpaid balances of loans serviced for others at December 31 are summarized as follows:


                                                                          1999                1998               1997
                                                                    ------------------  -----------------  -----------------

Mortgage loans underlying pass through certificates:

  GNMA                                                              $              --   $              --  $       2,630,780
  FHLMC                                                                            --                  --          5,115,155
Mortgage loan portfolios serviced for:

  FNMA                                                                      7,313,948                  --         33,371,117
  Other investors                                                                  --                  --          1,252,871
                                                                    ------------------  -----------------  -----------------

                                                                    $       7,313,948   $              --  $      42,369,923
                                                                    ==================  =================  =================


Custodial escrow balances maintained in connection with loan servicing were $54,100 and $0 at December 31, 1999 and 1998, respectively.

Mortgage servicing rights retained on loans sold of $101,656 and $129,632 were capitalized in 1999 and 1998, respectively.

Following is an analysis of the aggregate changes in servicing rights asset balances for the years 1999, 1998 and 1997.



Balance, January 1, 1997                                                                                   $        345,554
Originated mortgage servicing rights                                                                                 55,122
Amortization*                                                                                                       (69,380)
                                                                                                           -----------------

Balance, January 1, 1998                                                                                            331,296
Originated mortgage servicing rights                                                                                129,632
Amortization*                                                                                                       (95,166)
Originated mortgage servicing rights sold                                                                          (365,762)
                                                                                                           -----------------

Balance, January 1, 1999                                                                                                  0
Originated mortgage servicing rights                                                                                101,656
Amortization*                                                                                                       (17,919)
                                                                                                           -----------------

Balance, December 31, 1999                                                                                 $         83,737
                                                                                                           =================


*Includes valuation adjustments, if any, due to changes in prepayment assumptions

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

not take possession of the actual investment certificates. The Bank's investment in interest-bearing deposits, excluding those with the FHLB of Dallas, is normally limited to amounts covered by applicable Federal Deposit Insurance Corporation (FDIC) limits. As of December 31, 1999, the Bank has investments in interest-bearing deposits in excess of FDIC limits totaling $500,000.

The Bank has two full service bank locations in Clovis, New Mexico, one in Portales, New Mexico and another in Gallup, New Mexico. The Bank also has a loan production office in Rio Rancho, New Mexico, near Albuquerque. The Bank's primary service area includes the New Mexico counties of Bernalillo, Cibola, Curry, De Baca, Los Alamos, McKinley, Roosevelt, Sandoval, Santa Fe, Torrance, Valencia, and the Texas counties of Parmer and Bailey.

The Bank has historically been a major lender of mortgage loans in the Eastern New Mexico area and is dedicated to the promotion of thrift through the solicitation of savings accounts. The Bank's five offices primarily service the Curry, McKinley, and Roosevelt counties of New Mexico and the adjoining West Texas counties. The Bank offers a comprehensive range of credit and depository services, while conducting business in a manner based on financial stability, service, and community involvement.

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

NOTE 9   DEPOSITS

The composition of deposits and the effective rates of interest at December 31 were as follows:


                                                                                              1999               1998
                                                                                        -----------------  -----------------

Checking accounts - noninterest bearing                                                 $       8,032,571  $       4,474,107
Savings accounts (1999 - 2.00%; 1998 - 2.25%)                                                   7,003,357          6,338,225
Insured Money Market accounts (1999 - 2.30%-5.00%; 1998 - 2.55%-4.75%)                         24,089,495         18,754,049
Transaction accounts (1999 - .01%-2.30%; 1998 -.50%-2.70%)                                      9,199,888          7,430,775
Certificates of deposit:
   2.01% - 3.00%                                                                                  494,700             67,132
   3.01% - 4:00%                                                                                  820,533            779,096
   4.01% - 5.00%                                                                               56,017,550         39,958,157
   5.01% - 6.00%                                                                               13,362,006         23,463,691
   6.01% - 7.00%                                                                                3,328,592          3,332,233
   7.01% - 8.00%                                                                                  131,046            447,685
                                                                                        -----------------  -----------------

                                                                                        $     122,479,738  $     105,045,150
                                                                                        =================  =================



                                    (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 9   DEPOSITS (CONTINUED)

At December 31, 1999, the scheduled maturities of certificates of deposits were as follows:


                                                                                             Amount        Percent of total
                                                                                        -----------------  -----------------

2000                                                                                    $      59,910,250            80.8%
2001                                                                                            7,141,355             9.6
2002                                                                                            4,642,998             6.3
2003                                                                                            1,653,656             2.2
2004                                                                                              806,168             1.1
                                                                                        -----------------  -----------------

                                                                                        $      74,154,427           100.0%
                                                                                        =================  =================


At December 31, 1999 and 1998, individual certificates of deposit in excess of $100,000 amounted to $5,657,798 and $6,034,088, respectively.

Interest expense on deposits for the years ended December 31 was as follows:


                                                                          1999                1998               1997
                                                                    ------------------  -----------------  -----------------

Savings accounts                                                    $        134,674    $        160,639   $        188,337
Money Market accounts                                                        732,901             499,684            487,209
Transaction accounts                                                          62,440             234,631             88,385
Certificates of Deposit                                                    3,398,004           3,365,430          3,372,269
                                                                    ------------------  -----------------  -----------------

                                                                    $      4,328,019    $      4,260,384   $      4,136,200
                                                                    ==================  =================  =================


At December 31, 1999 and 1998, the Bank had accrued interest payable on certificates of deposit totaling $128,265 and $155,094, respectively. The weighted average interest rate on deposits was 3.96%, 4.27%, and 4.27% for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 10  OTHER BORROWED FUNDS

Each FHLB is authorized to make advances to its members, subject to such regulations and limitations as the FHLB may prescribe. At December 31, 1999, advances from FHLB of $7,250,000 were collateralized by mortgage loans held by the Bank. Interest on these advances accrues at rates ranging between 5.33% and 5.77% and the advances mature in 2000 and 2003. The Bank is also required to maintain stock ownership in the FHLB of at least a minimum percentage of its loans. At December 31, 1999, the Bank's investment in stock of the FHLB was adequate. At December 31, 1998, advances from the FHLB of $5,750,000 were collateralized by investment securities totaling $7,137,000.

At December 31, 1999 and 1998, the Company had lines of credit totaling $260,000 and $200,000 respectively, from other banks. The lines of credit bear market rates of interest and borrowings thereunder, if any, are to be used for general Company purposes. These borrowings mature between August 11, 2000 and June 5, 2001. There were no amounts outstanding under these arrangements at December 31, 1999 and 1998.


                                    (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 11  INCOME TAXES

At December 31, 1999, the Company had remaining net operating loss ("NOL") carryforwards of approximately $4,500,000 for federal income tax purposes which expire in varying amounts through 2011. In addition, the alternative minimum tax ("AMT") NOL carryforward and AMT credit carryforward were approximately $5,465,000 and $115,000, respectively, which expire in varying amounts through 2011. Investment tax credit carryforwards of approximately $38,000 expire in varying amounts through 2005.

Section 382 of the Internal Revenue Code ("Code") provides that the aforementioned tax NOL carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year testing period. Due to the fact that the Company has a tax NOL carryforward, it is required to report changes in ownership of 5% or greater of stockholders annually to the Internal Revenue Service. The statute and applicable Treasury regulations are extremely complex. The Company believes that no change of ownership as defined in applicable Section 382 regulations occurred through the three-year testing period ended December 31, 1999. However, if such a change in ownership occurs, the annual use of the tax NOL carryforwards would be subject to an annual limitation.

Stockholders' equity at December 31, 1999 includes approximately $2,100,000 for which no provision for Federal income tax has been accrued. These amounts represent allocation of income to bad debt reserves for tax purposes only. Reduction of amounts so allocated for purposes other than losses on loans will create income for tax purposes only, which will be subject to the then current corporate tax rate.

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

The reasons for the differences between the statutory federal income tax rates and the effective tax rates for the years ended December 31 are summarized as follows:


                                                                          1999                1998               1997
                                                                    ------------------  -----------------  -----------------

Statutory rates                                                            34.00 %             34.00 %            34.00 %
Effect of net operating loss                                              (34.00)                --              (34.00)
Deferred tax asset valuation allowance adjustment                         (20.91)                --             (315.86)
Other                                                                       --                 (2.71)               --
                                                                    ------------------  -----------------  -----------------

                                                                          (20.91)%             31.29%           (315.86)%
                                                                    ==================  =================  =================







                                    (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 11  INCOME TAXES (CONTINUED)

The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes thereon were as follows:

                                December 31,           Net            December 31,            Net            December 31,
                                    1997              change              1998               change              1999
                              -----------------  -----------------  -----------------   -----------------  -----------------
OPERATIONAL ITEMS:
  Deferred taxes assets:
   Net operating loss
    carryforward              $       2,091,000  $        (381,000) $       1,710,000   $        (180,000) $       1,530,000
   Capital loss
    carryforward                        319,000           (150,000)           169,000            (169,000)                --
   Bad debt deduction and
    deferred loan fees                  165,000             13,000            178,000               6,000            184,000
   Other                                  9,000             (9,000)                --               4,000              4,000
                              -----------------                     ------------------                     -----------------

                                      2,584,000                             2,057,000                              1,718,000
   Valuation allowance                 (635,000)                --           (635,000)            635,000                 --
                              -----------------  -----------------  ------------------  -----------------  -----------------

    Deferred tax assets               1,949,000           (527,000)         1,422,000             296,000          1,718,000
                              -----------------  -----------------  ------------------  -----------------  -----------------
  Deferred tax liabilities:
   Depreciation                        (229,000)            (8,000)          (237,000)            (12,000)          (249,000)
   FHLB stock                          (253,000)           126,000           (127,000)            (18,000)          (145,000)
   Originated mortgage
    servicing rights                    (66,000)            66,000                 --             (28,000)           (28,000)
   Other                                     --             (4,000)            (4,000)              4,000                 --
                              -----------------  -----------------  ------------------  -----------------  -----------------
    Deferred tax
     liabilities                       (548,000)           180,000           (368,000)            (54,000)          (422,000)
                              -----------------  -----------------  ------------------  -----------------  -----------------

    Net deferred tax asset    $       1,401,000  $        (347,000) $       1,054,000   $         242,000  $       1,296,000
                              =================  =================  ==================  =================  =================
EQUITY ITEMS:
  Deferred tax assets:
   Investments                $           1,000  $          20,000  $          21,000   $          17,000  $          38,000
                              -----------------                     ------------------                     -----------------

                                          1,000                                21,000                                 38,000
   Valuation allowance                       --                 --                 --                  --                 --
                              -----------------  -----------------  ------------------  -----------------  -----------------

    Deferred tax assets                   1,000             20,000             21,000              17,000             38,000

  Deferred tax liabilities                   --                 --                 --                  --                 --
                              -----------------  -----------------  ------------------  -----------------  -----------------

    Net deferred tax asset    $           1,000  $          20,000  $          21,000   $          17,000  $          38,000
                              =================  =================  ==================  =================  =================

During 1999 and 1997, the Company changed its estimate with respect to the future benefits of their NOL carryforwards and, accordingly, reduced the related valuation allowance. To the extent the valuation allowance was reduced, the related tax benefit was credited to income.

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

The following table is a reconciliation of the Bank's capital for regulatory purposes at December 31, 1999 as reported to the OTS.

                                                                         Tier 1-            Tier 1-             Total
                                                                          Core             Risk-based         Risk-based
                                                                         Capital            Capital            Capital
                                                                    ------------------  -----------------  -----------------
Total regulatory assets                                             $    141,792,542
Net unrealized depreciation on
   available-for-sale securities, net                                         73,368
Less intangible assets disallowed for
   regulatory purposes                                                    (2,950,918)
                                                                    ------------------

Adjusted regulatory total assets                                    $    138,914,992
                                                                    ==================
Risk-based assets                                                                       $    88,992,000    $    88,992,000
                                                                                        =================  =================

Stockholders' equity                                                $     11,301,690    $    11,301,690    $    11,301,690
Net unrealized depreciation on
   available-for-sale securities, net                                         73,368             73,368             73,368
General valuation allowance                                                       --                 --            864,317
Less intangible assets disallowed for
   regulatory purposes                                                    (2,950,918)        (2,950,918)        (2,950,918)
                                                                    ------------------  -----------------  -----------------

Regulatory capital                                                         8,424,140          8,424,140          9,288,457
Regulatory capital required to be "well capitalized"                       6,945,750          5,339,520          8,899,200
                                                                    ------------------  -----------------  -----------------

Excess regulatory capital                                           $      1,478,390    $     3,084,620    $       389,257
                                                                    ==================  =================  =================

Bank's capital to adjusted regulatory assets                                   6.06%
                                                                    ==================

Bank's capital to risk-based assets                                                                9.47%             10.44%
                                                                                        =================  =================

                                  (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 12  REGULATORY MATTERS (CONTINUED)

The Bank was subject to an Amended Prompt Corrective Action Directive dated August 1994 and a Supervisory Agreement dated June 1996 mainly directed to the improvement of capital ratios, plan and asset/liability management issues. These agreements were terminated by the OTS in November 1997. The most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To remain categorized as "well capitalized", the Bank would have to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

                                                                                                   To Be Well Capitalized
                                                                        For Capital                Under Prompt Corrective
                                          Actual                     Adequacy Purposes                Action Provisions
                               ------------------------------  -------------------------------  ------------------------------
At December 31, 1999:             Amount           Ratio          Amount            Ratio          Amount           Ratio
-----------------------------  --------------  --------------  --------------   --------------  --------------  --------------
Total Capital
  (to risk weighted assets)    $   9,288,457       10.44%      $   7,119,360         8.00%      $   8,899,200      10.00%
Tier 1 Capital
  (to risk weighted assets)        8,424,140        9.47%          3,559,680         4.00%          5,339,520       6.00%
Tier 1 Capital
  (to regulatory assets)           8,424,140        6.06%          5,556,600         4.00%          6,945,750       5.00%

At December 31, 1998:
-----------------------------

Total Capital
  (to risk weighted assets)    $   9,978,824       14.70%      $   5,430,640         8.00%      $   6,788,300      10.00%
Tier 1 Capital
  (to risk weighted assets)        8,377,840       13.81%          2,715,320         4.00%          4,072,980       6.00%
Tier 1 Capital
  (to regulatory assets)           9,377,840        7.73%          4,850,885         4.00%          6,063,607       5.00%


OTS regulations impose various restrictions on the Bank with respect to its ability to pay dividends to the Company.

                                  (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 13  COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN

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

Under the 1986 Stock Option and Incentive Plan ("1986 Plan"), as amended, the Bank could grant Incentive and Non-Incentive Stock Options, as well as Stock Appreciation Rights ("SARs") to officers, directors, key employees and other persons up to a maximum of 68,250 shares of the Bank's common stock. The 1986 Plan was administered by a committee of the Board of Directors and was terminated in August 1996. Under the provisions of the 1986 Plan, stock options had terms that were determined by the committee, but not to exceed ten years from the date of grant. However, in the case of optionees who owned in excess of 10% of the outstanding common stock of the Bank, the term of the stock option could not exceed five years. The aggregate fair market value of the options for which any persons could be granted in any calendar year could not exceed $100,000. During 1997, 544 shares of common stock were issued in connection with exercises of stock options awarded under this plan, with proceeds to the Company of $2,992. During 1998, 12,519 shares of common stock were issued in connection with exercise of options awarded under this plan with proceeds to the Company of $68,855. After the 1998 exercises, there were no remaining options outstanding under the 1986 Plan.

In 1997, the stockholders approved the 1997 Stock Option and Incentive Plan ("1997 Plan") to provide a means for the Company to attract and retain officers, directors and employees. Under the terms of the 1997 Plan, the aggregate number of shares of stock to be issued pursuant to the exercise of all options granted under the 1997 Plan may not exceed 183,600. No options may be granted under the 1997 Plan after ten years from the date of the adoption of the 1997 Plan. In addition, the 1997 Plan also provides for the granting of Stock Appreciation Rights ("SARs"). During 1997, options to purchase 165,240 shares were granted all of which were immediately exercisable. No options were awarded under the 1997 Plan during 1998. During 1999, options to purchase 12,240 shares were granted all of which were immediately exercisable. No SARs have been awarded as of December 31, 1999. During 1998, 7,100 shares of common stock were issued in connection with exercise of options under the 1997 Plan with proceeds to the Company of $39,938. During 1999, 6,600 shares of common stock were issued in connection with exercise of options under the 1997 Plan with proceeds to the Company of $37,125. Previously awarded stock options under the 1997 Plan to purchase 4,080 shares were forfeited during 1999, leaving these shares available for reissuance. At December 31, 1999, options to purchase 10,200 shares of the Company's common stock were available for issuance under the 1997 Plan.

                                  (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 13  COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN (CONTINUED)

A summary of the status of the Company's stock options as of December 31, 1999, 1998 and 1997, and the changes for the years then ended is presented below:

                                                                    For the year ended December
                                  -----------------------------------------------------------------------------------------------
                                                1999                            1998                            1997
                                  -------------------------------  ------------------------------  ------------------------------
                                                     Weighted                         Weighted                        Weighted
                                                     Average                          Average                         Average
                                                     Exercise                         Exercise                        Exercise
                                      Shares          Price            Shares          Price           Shares          Price
Options outstanding,
  beginning of year                    158,140    $       6.902         177,759    $       6.752        13,063     $     5.500
Granted                                 12,240            7.750              --             --         165,240           6.847
Exercised                               (6,600)           5.625         (19,619)           5.545          (544)          5.500
Expired                                 (4,080)           8.375              --             --              --              --
                                  --------------                   --------------                  --------------
Options outstanding, end
  of year                              159,700    $       6.982         158,140    $       6.902       177,759     $     6.752
                                  ==============  ===============  ==============  ==============  ==============  ==============
Weighted average fair
  market value of options
  granted during the year                         $       4.480                    $      N/A                      $     2.540
                                                =================                  ==============                  ==============

The following table summarizes information about options outstanding as of December 31, 1999:

                                                             Options Outstanding and Exercisable
                                  ------------------------------------------------------------------------------------------
                                           Number                   Weighted Average                   Weighted
                                       Outstanding and            Remaining Contractual            Average Exercise
   Range of Exercise Price               Exercisable                 Life (In Years)                     Price
-------------------------------   -------------------------   ------------------------------   -----------------------------
$5.625 to $8.375                                159,700                      7.76                         $   6.982

The Company accounts for compensation costs incurred in connection with the granting of stock options using the intrinsic value method prescribed in APB Opinion No. 25. As such, no compensation expense was recorded in connection with the awarding of stock options during 1999 or 1997 as the exercise price was not below the market price of the Company's common stock at the respective dates of grant. No options were awarded during 1998. In 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, which, if fully adopted by the Company, would have changed the method the Company applies in recognizing costs associated with the granting of stock options. Adoption of the cost recognition provisions of SFAS No. 123 was optional and the Company determined not to elect these provisions. However, pro-forma disclosure of net income and earnings per share as if the Company adopted the cost recognition provisions of SFAS No. 123 are required and are presented below.

                                  (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 13  COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN (CONTINUED)

The fair value of each option granted during 1999 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                              1999               1997
                                                                                        -----------------  -----------------
Dividend yield                                                                                   -- %               -- %
Expected volatility                                                                            61.35%             30.73%
Risk-fee interest rate                                                                          5.89%              6.16%
Expected lives (in years)                                                                       5                  5

Had compensation cost for all grants of stock options during 1999 and 1997 been determined based on the fair value at the date of grant, reported net income and earnings per share would have been adjusted to the pro-forma amounts shown below:

                                                                                              1999               1997
                                                                                        -----------------  -----------------
Net income
  As reported                                                                           $       1,398,214  $       1,595,709
  Pro-forma                                                                                     1,362,050          1,319,376

Earnings per share
  As reported                                                                           $            1.13  $            1.40
  Pro-forma                                                                                          1.10               1.16

Earnings per share-assuming dilution
  As reported                                                                           $            1.10  $            1.37
  Pro-forma                                                                                          1.08               1.13

During 1997, the Company adopted the Non-Employee Director Retainer Plan ("Retainer Plan") which provides for the payment of all or a portion of the directors fees in shares of common stock of the Company. The number of shares is determined based on the fair market value of the Bank's stock during the month the fee is payable.

The Retainer Plan defers the recognition of compensation by the directors by deferring the issuance of common stock to the director until the director leaves the board. A total of 50,000 shares of common stock have been reserved for issuance under the Retainer Plan. During 1997, $10,500 of directors fees, representing 1,579 shares of common stock to be issued, were reserved under the terms of the Retainer Plan. During 1998, $18,000 of directors fees, representing 1,736 shares of common stock to be issued, were reserved under the terms of the Retainer Plan. During 1999, $18,500 of director fees, representing 2,436 shares of common stock to be issued, were reserved under the terms of the Retainer Plan. As of December 31, 1999, 461 of these shares have been issued.

                                  (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 14  EMPLOYEE BENEFIT PLANS

The Company and the Bank have a profit sharing/employee stock ownership plan for which substantially all employees are eligible. Contributions, when made, may be made in the form of cash or in common stock of the Company. Contribution amounts are based upon employee's compensation, but may not exceed maximum deductible limits for federal income tax purposes. Employer contributions to the employee stock ownership plan of $21,004, $15,754, and $11,637, were made in 1999, 1998 and 1997, respectively.

Effective January 1, 1989, this plan was amended to include a 401(k) before-tax salary deferral feature. Employees may elect to contribute to the plan and such contributions may be matched by the Bank as a percentage of each employee's contribution. Employer contributions made to the 401(k) plan for the years ended December 31, 1999, 1998 and 1997 totaled $17,089, $20,161, and $15,849, respectively.

In June 1998, the Bank established an executive savings plan to provide additional benefits for select highly compensated management employees of the Bank as a means for participants to defer a portion of their compensation for the future. Participants may contribute to the plan a percentage of their basic compensation varying from 1% to 12%. The Bank may make discretionary matching contributions to the plan. Salary deferrals and matching contributions, if any, are funded into a Rabbi Trust which are available to the general creditors of the Bank and, as a result, are recorded on the books and records of the Company. Employer contributions made to the executive savings plan for the years ended December 31, 1999 and 1998, totaled $30,921 and $7,563, respectively. All salary deferral contributions are invested in the Company's common stock.

NOTE 15  NET INCOME PER SHARE

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

A reconciliation between basic and diluted weighted average common shares outstanding follows:

                                                                          1999                1998               1997
                                                                    ------------------  -----------------  -----------------
Weighted average common
     shares - Basic*                                                      1,240,328           1,224,005           1,141,962

Plus effect of dilutive securities:
  Stock Options                                                              22,763              63,418              24,066
  Shares held by Rabbi Trust                                                  3,404                 366                 --
                                                                    ------------------  -----------------  -----------------
Weighted average common
     shares - Assuming Dilution                                           1,266,495           1,287,789           1,166,028
                                                                    ==================  =================  =================

*Includes shares awarded to directors under the Non-Employee Director Retainer Plan

                                  (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 16  FINANCIAL INSTRUMENTS

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

At December 31, 1999, unfunded credit commitments are as follows:

        Commitments to extend residential loans           $   1,960,217
        Lines of credit                                   $   7,728,702
        Credit cards                                      $   1,298,704

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Currently, letters of credit are not extended beyond one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral and personal guarantees as deemed necessary. At December 31, 1999, the Bank had $49,500 in standby letters of credit outstanding.

At December 31, 1999, the Bank had no open interest rate swaps, futures, options, or forward contracts.

At December 31, 1999 and 1998, the Bank had $394,067 and $2,912,495,
respectively, of commitments to sell newly-originated single family residential loans.

                                  (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 16  FINANCIAL INSTRUMENTS (CONTINUED)

SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a part of the Bank's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current exchange. Further, as it is management's intent to hold a portion of its financial instruments to maturity, it is not probable that the fair values shown below will be realized in a current transaction. In addition, fair value estimates are based solely on existing on-and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Examples would include portfolios of loans serviced for others, investments in real estate, premises and equipment, and deferred tax assets.

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

NOTE 16  FINANCIAL INSTRUMENTS (CONTINUED)

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

The fair value of off-balance sheet financial instruments is estimated to equal the carrying amount at December 31, 1999 and 1998.

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

                                  (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 16  FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of the Bank's financial instruments are shown below:


                                                               December 31, 1999                  December 31, 1998
                                                        ---------------------------------  ---------------------------------
                                                            Carrying      Estimated fair      Carrying        Estimated fair
                                                             amount           value            amount             value
                                                        ---------------- ----------------  ----------------  ---------------
                                                                                   (In Thousands)

Financial assets:
   Cash and cash equivalents                            $         7,875  $         7,875   $         5,233   $         5,233
   Certificates of deposit                                        5,092            5,137             2,590             2,602
   Securities available-for-sale                                  9,120            9,120            11,426            11,426
   Securities held-to-maturity                                    6,857            6,779             7,528             7,508
   Loans held-for-sale                                              184              187               855               870

   Loans receivable                                             104,177          103,353            88,809            91,045
   Accrued interest receivable                                      869              869               635               635
   FHLB stock                                                       880              880               790               790

Financial liabilities:
   Deposits                                                     122,480          114,105           105,045           101,535
   Accrued interest payable                                         665              665               686               686
   Advance payments by borrowers for taxes and
     insurance                                                      100              100               362               362
   FHLB advances                                                  7,250            7,209             5,750             5,778


The deferred income amounts arising from unrecognized financial instruments are not significant. Also, these financial instruments have contractual interest rates at or above current market rates. Therefore, no market value disclosure is provided for these items.



NOTE 17  COMMITMENTS AND CONTINGENCIES

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






                                    (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 17  COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is not aware of any significant problems that have arisen as a result of the change in century on January 1, 2000. The Company may still be exposed to risks associated with Year 2000 dating problems. This problem can affect computer software and hardware; transactions with customers, vendors and other entities; and equipment dependent on microchips. The Company recognizes that Year 2000 dating problems pose a risk beyond January 1, 2000, as errors may not become evident until after that date. The Company has performed the remediation steps it believes necessary to address Year 2000 dating problems at a total cost of less than $50,000 as of December 31, 1999. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of Year 2000 dating problems on third parties with which the Company does business. If remediation efforts of the Company or third parties with which it does business are not successful, it is possible the Year 2000 dating problem could negatively impact the Company's financial condition and results of operations.

NOTE 18  PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

The following condensed statements of financial condition as of December 31, 1999 and 1998, and the related statements of operations and cash flows for the years then ended for the Company should be read in conjunction with the consolidated financial statements and notes thereto.

                        STATEMENTS OF FINANCIAL CONDITION

                                                                                                   December 31
                                                                                    -----------------------------------------
                                                                                            1999                 1998
                                                                                    --------------------  -------------------
Assets:
   Cash and cash equivalents                                                        $            73,967   $           128,243
   Investment in the Bank                                                                    11,301,691             9,642,085
   Organizational cost, net                                                                          --               115,162
   Other assets                                                                                   2,472               126,609
                                                                                    --------------------  -------------------

       Total assets                                                                 $        11,378,130   $        10,012,099
                                                                                    ====================  ===================

Liabilities:
   Accounts payable and accrued expenses                                            $            64,698   $            25,494
   Accrued dividends payable                                                                         --                61,844
                                                                                    --------------------  --------------------

       Total liabilities                                                                         64,698                87,338
                                                                                    --------------------  -------------------

Stockholders' equity:
   Common stock                                                                                  12,440                12,370
   Capital in excess of par value                                                             9,659,555             9,604,001
   Retained earnings                                                                          1,754,815               356,601
   Accumulated other comprehensive loss, net                                                    (73,368)              (40,987)
                                                                                    --------------------  -------------------
                                                                                             11,353,442             9,931,985
   Treasury stock, at cost                                                                      (40,010)               (7,224)
                                                                                    --------------------  -------------------
       Total stockholders' equity                                                            11,313,432             9,924,761
                                                                                    --------------------  -------------------

Total liabilities and stockholders' equity                                          $        11,378,130   $        10,012,099
                                                                                    ====================  ===================

                                    (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 18  PARENT COMPANY CONDENSED FINANCIAL STATEMENTS  (CONTINUED)

                            STATEMENTS OF OPERATIONS


                                                                   ---------------------------------------------------------
                                                                                    Years ended December 31
                                                                   ---------------------------------------------------------
                                                                         1999               1998                 1997
                                                                   -----------------  ------------------  ------------------

Equity in income of the Bank                                       $     1,691,987    $       891,317     $     1,711,649
Salaries and employee benefits                                            (112,767)           (98,842)            (27,483)
Other expense                                                             (181,006)          (145,341)           (101,827)
Income tax benefit                                                              --            112,984              13,370
                                                                   -----------------  ------------------  ------------------

       Net income                                                  $     1,398,214    $       760,118     $     1,595,709
                                                                   =================  ==================  ==================


                            STATEMENTS OF CASH FLOWS

Cash flows from operating activities:
   Net income                                                      $     1,398,214    $       760,118     $     1,595,709
   Adjustments to reconcile net income to cash
     used by operating activities:
       Equity in income of the Bank                                     (1,691,987)          (891,317)         (1,711,649)
       Deferred income taxes                                               126,354           (112,984)            (13,370)
       Amortization of organizational costs                                115,162             41,877              38,241
       Common stock rights issued in lieu of
         directors compensation                                             18,500             18,000              10,500
       Increase in other assets                                             (2,217)               (85)               (169)
       Increase in accounts payable and
         accrued expenses                                                   39,204              6,709              18,785
                                                                   -----------------  ------------------  ------------------

       Net cash provided by (used in) operating activities                   3,230           (177,682)            (61,953)
                                                                   -----------------  ------------------  ------------------

Cash flows from investing activities:
   Capital contribution to the Bank                                             --                 --          (1,883,531)
   Dividend from the Bank                                                       --             98,956                  --
                                                                   -----------------  ------------------  ------------------

       Net cash provided by (used in) investing activities                      --             98,956          (1,883,531)
                                                                   -----------------  ------------------  ------------------

Cash flows from financing activities:
   Organizational costs incurred                                                --                 --             (31,907)
   Rights offering costs incurred                                               --                 --             (69,254)
   Increase in payable to Bank                                                  --                 --            (269,357)
   Purchase of treasury stock                                              (32,786)            (7,224)                 --
   Proceeds from issuance of common stock                                   37,124            108,793           2,422,601
   Cash dividend                                                           (61,844)                --              (1,204)
                                                                   -----------------  ------------------  ------------------

       Net cash provided by (used in) financing activities                 (57,506)           101,569           2,050,879
                                                                   -----------------  ------------------  ------------------

Increase (decrease) in cash and cash equivalents                           (54,276)            22,843             105,395
Cash and cash equivalents at beginning of period                           128,243            105,400                   5
                                                                   -----------------  ------------------  ------------------

Cash and cash equivalents at end of period                         $        73,967    $       128,243     $       105,400
                                                                   =================  ==================  ==================


                                    (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 19  SUBSEQUENT EVENT

In the first quarter of 2000, the Bank received approval from the OTS to establish a branch in Albuquerque, New Mexico. This will be the Bank's first full-service branch in Albuquerque and is expected to open in the second quarter.

                            GLOSSARY OF CERTAIN TERMS

The following are definitions of certain terms used in this report on Form
10-KSB.



ARM.............................................................           Adjustable Rate Mortgage
BIF.............................................................           Bank Insurance Fund
CAMELS..........................................................           Capital Adequacy, Asset Quality,
                                                                           Management/Administration, Earnings,
                                                                           Liquidity-Asset/Liability Management, Sensitivity
CD..............................................................           Certificate of Deposit
CRA.............................................................           Community Reinvestment Act
DOT.............................................................           Department of Treasury
FDIC............................................................           Federal Deposit Insurance Corporation
FFIEC...........................................................           Federal Financial Institution Examination
                                                                             Council
FHA.............................................................           Federal Housing Administration
FHLB............................................................           Federal Home Loan Bank
FHLBB...........................................................           Federal Home Loan Bank Board
FHLMC...........................................................           Federal Home Loan Mortgage Corporation
FICO............................................................           Financing Corporation Funding
FNMA............................................................           Federal National Mortgage Association
FRB.............................................................           Federal Reserve Bank
GNMA............................................................           Government National Mortgage Association
HOLA............................................................           Home Owners' Loan Act
IRR.............................................................           Interest Rate Risk
NOW.............................................................           Negotiable Order of Withdrawal
NPV.............................................................           Net Present Value
OTS.............................................................           Office of Thrift Supervision
QTL.............................................................           Qualified Thrift Lender
SAIF............................................................           Savings Association Insurance Fund
SBA.............................................................           Small Business Administration
VA..............................................................           Veterans Administration


                                INDEX OF EXHIBITS


     EXHIBIT NO.                                                    DESCRIPTION
----------------------  -----------------------------------------------------------------------------------------------------

      **2.0             Branch Purchase and Deposit Assumption Agreement dated June 18, 1999 between Bank of Albuquerque,
                        National Association, and FirstBank, a federal savings bank (incorporated by reference from the
                        Company's Form 8-K filed November 19, 1999)

      **2.1             Letter amendment, dated September 30, 1999, to Branch Purchase and Deposit Assumption Agreement
                        dated June 18, 1999 between Bank of Albuquerque, National Association, and FirstBank, a federal savings bank (incorporated by reference from the Company's Form 8-K filed November 19, 1999)

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

     **10.3.2           Amendment Number Two to Profit Sharing and Employee Stock Ownership Plan of First Savings Bank,
                        F.S.B. (incorporated by reference from the Company's September 30, 1999 10-QSB)

     **10.3.3           Amendment Number Three to Profit Sharing and Employee Stock Ownership Plan of FirstBank (Formerly
                        First Savings Bank, F.S.B.) (incorporated by reference from the Company's September 30, 1999 10-QSB)

     **10.3.4           Amendment Number Four to Profit Sharing and Employee Stock Ownership Plan of FirstBank (Formerly
                        First Savings Bank, F.S.B.) (incorporated by reference from the Company's September 30, 1999 10-QSB)

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

 **/***10.6.1           Extension of Employment Agreement with Kenneth J. Huey, Jr. dated November 20, 1997 (incorporated by reference from the Company's September 30, 1999 10-QSB)

 **/***10.6.2           Extension of Employment Agreement with Kenneth J. Huey, Jr. dated July 29, 1999 (incorporated by reference from the Company's September 30, 1999 10-QSB)

 **/***10.7             Employment Agreement with Norman R. Corzine (incorporated by reference from the Company's 1996
                        10-KSB)

 **/***10.7.1           Extension of Employment Agreement with Norman R. Corzine dated November 20, 1997 (incorporated by reference from the Company's September 30, 1999 10-QSB)

 **/***10.7.2           Extension of Employment Agreement with Norman R. Corzine dated July 29, 1999 (incorporated by reference from the Company's September 30, 1999 10-QSB)

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

                                   (Continued)


     EXHIBIT NO.                                                    DESCRIPTION
----------------------  -----------------------------------------------------------------------------------------------------
                                                                    (Continued)

 **/***10.12            Nonqualified 401(K) Rabbi Trust for an Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company's September 30, 1999 10-QSB)

 **/***10.12.1          Amendment Number One to Nonqualified 401(K) Rabbi Trust for an Executive Savings Plan dated
                        June 1, 1998 (incorporated by reference from the Company's September 30, 1999 10-QSB)

      *21               Subsidiaries of the Small Business Issuer

      *23               Consent of Independent Accountants

      *27               Financial Data Schedule


      * Filed herewith
     ** Previously filed
    *** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13(a) of Form 10-KSB.