Form 10QSB
period 2000-03-31
ACCESS ANYTIME BANCORP INC
filed 2000-05-02
CIK 1024015

===============================================================================
                        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                           FORM 10-QSB
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                         Yes /X/               No / /
                1,476,446 Shares of Capital Stock $.01 par value
                        Outstanding as of May 1, 2000








    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

===============================================================================

                                        TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----


Report of Independent Accountants.........................................................................            3

PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                 Unaudited Condensed Consolidated Statements of Financial Condition......................             4

                 Unaudited Condensed Consolidated Statements of Operations...............................             5

                 Unaudited Condensed Consolidated Statement of Stockholders' Equity......................             6

                 Unaudited Condensed Consolidated Statements of Cash Flows...............................         7 - 8

                 Notes to Condensed Consolidated Financial Statements (Unaudited)........................        9 - 13

        Item 2 - Management's Discussion and Analysis or Plan of Operation................................       14 - 17

PART II - OTHER INFORMATION

        Item 1  - Legal Proceedings.......................................................................            18

        Item 6 - Exhibits and Reports on Form 8-K.........................................................            18

SIGNATURES................................................................................................            19


                                REPORT OF INDEPENDENT ACCOUNTANTS


Members of the Audit Committee
Access Anytime Bancorp, Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of Access Anytime Bancorp, Inc. and subsidiary as of March 31, 2000 and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999 and the related condensed consolidated statement of stockholders' equity for the three month period ended March 31, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition as of December 31, 1999, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2000 (except as to Note 19 for which the date is March 6, 2000), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived


                                      ROBINSON BURDETTE MARTIN & COWAN, L.L.P.



Lubbock, Texas
May 1, 2000

                                 PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                         March 31,            December 31,
ASSETS                                                                                     2000                   1999
                                                                                    --------------------  ---------------------

Cash and cash equivalents                                                           $         5,507,222   $         7,874,748
Certificates of deposit                                                                       4,593,000             5,092,000
Securities available-for-sale (amortized cost of $8,931,001 and $9,231,129)                   8,851,018             9,119,966
Securities held-to-maturity (aggregate fair value of $8,599,877
   and $6,779,494)                                                                            8,712,385             6,856,891
Loans held-for-sale (aggregate fair value of $555,361 and $187,175)                             536,298               183,850
Loans receivable, net                                                                       107,194,305           104,176,810
Interest receivable                                                                             935,276               869,234
Real estate owned                                                                               238,748               187,778
Federal Home Loan Bank stock                                                                    886,200               879,758
Premises and equipment, net                                                                   3,523,399             2,472,703
Servicing rights                                                                                 79,864                83,737
Goodwill, net                                                                                 2,099,051             2,134,860
Deferred tax asset                                                                            1,240,623             1,334,100
Other assets                                                                                    313,456               541,282
                                                                                    --------------------  ---------------------
       Total assets                                                                 $       144,710,845   $       141,807,717
                                                                                    ====================  =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                         $       122,241,065   $       122,479,738
   Federal Home Loan Bank advances                                                           10,250,000             7,250,000
   Accrued interest and other liabilities                                                       644,601               664,686
   Advanced payments by borrowers for taxes and insurance                                       128,378                99,861
                                                                                    --------------------  ---------------------

       Total liabilities                                                                    133,264,044           130,494,285
                                                                                    --------------------  ---------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized; none
     issued                                                                                          --                    --
   Common stock, $.01 par value; 6,000,000 shares authorized;
     1,244,016 and
     1,244,016 shares issued; 1,231,346 and 1,238,374 outstanding in
     2000 and 1999, respectively                                                                 12,440                12,440
   Capital in excess of par value                                                             9,664,755             9,659,555
   Retained earnings                                                                          1,913,750             1,754,815
   Accumulated other comprehensive loss, net of tax of $20,336 and
     $37,795                                                                                    (52,789)              (73,368)
                                                                                    --------------------  ---------------------
                                                                                             11,538,156            11,353,442
   Treasury stock, at cost                                                                      (91,355)              (40,010)
                                                                                    --------------------  ---------------------
       Total stockholders' equity                                                            11,446,801            11,313,432
                                                                                    --------------------
                                                                                                          ---------------------
       Total liabilities and stockholders' equity                                   $       144,710,845   $       141,807,717
                                                                                    ====================  =====================

     The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Three Month Periods Ended
                                                                                                    March 31,
                                                                                      --------------------------------------
                                                                                            2000                 1999
                                                                                      ------------------  ------------------
Interest income:
   Loans receivable                                                                   $       2,128,522   $       1,837,176
   U.S. government agency securities                                                             55,709              11,782
   Mortgage-backed securities                                                                   225,933             251,839
   Other interest income                                                                        102,186              51,749
                                                                                      ------------------  ------------------
       Total interest income                                                                  2,512,350           2,152,546
                                                                                      ------------------  ------------------

Interest expense:
   Deposits                                                                                   1,130,634           1,091,023
   Federal Home Loan Bank advances                                                              104,325             113,069
                                                                                      ------------------  ------------------

       Total interest expense                                                                 1,234,959           1,204,092
                                                                                      ------------------  ------------------

Net interest income before provision for loan losses                                          1,277,391             948,454
Provision for loan losses                                                                        34,747             134,436
                                                                                      ------------------  ------------------

       Net interest income after provision for loan
         losses                                                                               1,242,644             814,018
                                                                                      ------------------  ------------------

Noninterest income:
   Loan servicing and other fees                                                                 58,902              46,399
   Net realized gains on sales of available-for-sale
     securities                                                                                      --             739,475
   Net realized gains on sales of loans                                                           9,469              22,081
   Real estate operations, net                                                                       --               2,268
   Other income                                                                                 171,741             105,067
                                                                                      ------------------  ------------------
       Total other income                                                                       240,112             915,290
                                                                                      ------------------  ------------------

Noninterest expenses:
   Salaries and employee benefits                                                               582,449             544,942
   Occupancy expense                                                                            192,359             146,058
   Deposit insurance premium                                                                     24,121              33,606
   Advertising                                                                                   10,781              11,215
   Real estate operations, net                                                                    4,920                  --
   Professional fees                                                                             62,246              61,943
   Amortization of goodwill                                                                      35,981                  --
   Other expense                                                                                328,088             356,546
                                                                                      ------------------  ------------------

       Total other expenses                                                                   1,240,945           1,154,310
                                                                                      ------------------  ------------------

Income before income taxes                                                                      241,811             574,998

Income tax expense                                                                               82,876              36,749
                                                                                      ------------------  ------------------

Net income                                                                            $         158,935   $         538,249
                                                                                      ==================  ==================

Earnings per common share                                                             $             .13   $             .43
                                                                                      ==================  ==================

Earnings per common share-assuming dilution                                           $             .13   $             .43
                                                                                      ==================  ==================

     The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                         Accumulated
                                             Common Stock      Treasury Stock                               Other
                                          --------------------------------------   Capital               Comprehensive
                                           Number                                 in Excess                 Income
                            Comprehensive    of                Number              Of Par     Retained      (Loss),
                               Income      shares    Amount   of Shares  Amount     Value     Earnings        Net        Total
                            ------------- --------- -------- --------- --------- ----------- ----------- ------------- ------------
Balance at December 31,                   1,244,016 $ 12,440    5,642  $(40,010) $9,659,555  $1,754,815  $    (73,368) $11,313,432
   1999

Net income                  $    158,935         --       --       --       --           --     158,935            --      158,935

Net changes in unrealized
   depreciation on
   available-for-sale
   securities, net of tax         20,579         --       --       --       --           --          --        20,579       20,579
                            -------------

Total comprehensive income  $    179,514
                            =============

Common stock rights
   issued in lieu of
   directors' cash
   compensation                          --       --       --       --        5,200          --            --        5,200

Purchases of treasury
   stock                                         --       --    5,642  (51,345)          --          --            --      (51,345)
                                          --------- -------- --------- --------- ----------- ----------- ------------- ------------

Balance at March 31, 2000                 1,244,016 $ 12,440   12,670  $(91,355) $9,664,755  $1,913,750  $    (52,789) $11,446,801
                                          ========= ======== ========= ========= =========== =========== ============= ============
























     The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Three Month Periods Ended
                                                                                                    March 31,
                                                                                      --------------------------------------
                                                                                            2000                 1999
                                                                                      ------------------  ------------------
Cash flows from operating activities:
   Net income                                                                         $        158,935    $        538,249
   Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
     Depreciation                                                                               98,832              79,084
     Deferred income taxes                                                                      82,876              40,923
     Provision for loan losses charged                                                          34,747             134,436
     Amortization of premiums on investment securities                                          20,884              21,049
     Amortization of loan premiums, discounts and
       deferred fees, net                                                                       46,477              91,859
     Amortization of organizational costs                                                           --             115,162
     Amortization of goodwill                                                                   35,809                  --
     Gain on sale of loans held-for-sale                                                        (9,469)            (22,081)
     Proceeds from sales of loans held-for-sale                                                459,217           2,606,355
     Originations of loans held-for-sale                                                      (811,665)         (7,310,202)
     Common stock rights issued in lieu of directors
       compensation                                                                              5,200               4,000
     Gain on foreclosed real estate                                                                 --              (3,713)
     Gain on disposition of assets                                                                  --              (6,256)
     Gain on sale of Fannie Mae stock                                                               --            (739,475)
     Net (increase) decrease in accrued interest
       receivable and other assets                                                             175,126            (223,127)
     Increase in accrued expense and other liabilities                                         (13,227)           (232,656)
                                                                                      ------------------  ------------------

       Net cash provided by (used in) operating activities                                     283,742          (4,906,393)
                                                                                      ------------------  ------------------

Cash flows from investing activities:
   Proceeds from maturities and principal repayments
     of available-for-sale securities                                                          296,043             695,552
   Purchases of held-to-maturity securities                                                 (2,179,064)                 --
   Proceeds from maturities and principal repayments
     of held-to-maturity securities                                                            306,771             762,797
   Proceeds from sale of Fannie Mae stock                                                           --             746,409
   Purchase of Fannie Mae stock                                                                     --              (6,858)
   Purchase of FHLB stock                                                                      (13,300)            (54,600)
   Net decrease in certificates of deposit                                                     499,000           1,100,000
   Net increase in loans                                                                    (3,149,689)         (2,651,586)
   Proceeds from sales of foreclosed real estate                                                    --              69,169
   Purchases of premises and equipment                                                      (1,149,528)            (53,914)
                                                                                      ------------------  ------------------

       Net cash provided by (used in) investing
         activities                                                                         (5,389,767)            606,969
                                                                                      ------------------  ------------------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                                        (238,673)          2,709,850
   Net change in other borrowed funds                                                        3,000,000           3,100,000
   Net increase (decrease) in advance payments by
     borrowers for taxes and insurance                                                          28,517            (253,559)
   Purchase of treasury stock                                                                  (51,345)             (7,899)
                                                                                    ----------------------------------------

       Net cash provided by financing activities                                             2,738,499           5,548,392
                                                                                      ------------------  ------------------

Increase (decrease) in cash and cash equivalents                                            (2,367,526)          1,248,968
Cash and cash equivalents at January 1                                                       7,874,748           5,232,708
                                                                                      ------------------  ------------------

Cash and cash equivalents at March 31                                                 $      5,507,222    $      6,481,676
                                                                                      ==================  ==================

                                  (Continued)

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (CONTINUED)


                                                                                            Three Month Periods Ended
                                                                                                    March 31,
                                                                                      --------------------------------------
                                                                                            2000                 1999
                                                                                      ------------------  ------------------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                         $      1,148,919    $      1,095,174
     Income taxes                                                                                1,000              10,000
   Supplemental disclosure of non-cash investing and
    financing activities
       Real estate acquired in settlement of loans
                                                                                                50,970             112,352































     The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

The unaudited interim financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The December 31, 1999 consolidated statement of financial condition, as presented herein, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1999.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2   SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value follows:


                                                    Amortized                 Gross unrealized                   Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  ------------------  -----------------  -----------------

AVAILABLE-FOR-SALE SECURITIES:

   March 31, 2000:
     Mortgage-backed securities:
       GNMA adjustable rate                      $       8,924,143  $         10,975    $          89,756  $      8,845,362
     Equity securities:
       FNMA common stock                                     6,858                --                1,202             5,656
                                                 -----------------  ------------------  -----------------  -----------------
                                                 $       8,931,001  $         10,975    $          90,958  $      8,851,018
                                                 =================  ==================  =================  =================


   December 31, 1999:
     Mortgage-backed securities:
       GNMA adjustable rate                      $       9,231,129  $           4,565   $        115,728   $      9,119,966
                                                 =================  ==================  =================  =================



                                                    Amortized                 Gross unrealized                   Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  ------------------  -----------------  -----------------

HELD-TO-MATURITY SECURITIES:

   March 31, 2000:
     Mortgage-backed securities:
       FNMA participation certificates           $       1,367,710  $              --   $          13,891  $       1,353,819
       FHLMC participation certificates                  2,072,041                 --              21,068          2,050,973
       GNMA fixed rate                                   1,850,007                 --              20,924          1,829,083
       FHLMC adjustable rate                               932,476                 --              35,756            896,720
     US government agency bonds                          1,000,000                 --               9,268            990,732
     Corporate bonds                                     1,190,151                 --              16,351          1,173,800
     Trust preferred securities                            300,000              6,000               1,250            304,750
                                                 -----------------  ------------------  -----------------  -----------------

                                                 $       8,712,385  $           6,000   $         118,508  $       8,599,877
                                                 =================  ==================  =================  =================

   December 31, 1999:
     Mortgage-backed securities:
       FNMA participation certificates           $       1,515,252  $              --   $          15,801  $       1,499,451
       FHLMC participation certificates                  2,175,614                 --              21,716          2,153,898
       FHLMC adjustable rate                               969,828                 --              37,607            932,221
     US government agency bonds                          1,000,000                 --               4,146            995,854
     Corporate bonds                                       896,197                 --               7,877            888,320
     Trust preferred securities                            300,000             13,500               3,750            309,750
                                                 -----------------  ------------------  -----------------  -----------------

                                                 $       6,856,891  $          13,500   $          90,897  $       6,779,494
                                                 =================  ==================  =================  =================


ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3   LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follows:


                                                                     Gross unrealized
                                                        --------------------------------------------
                                Amortized cost                Gains                    Losses                 Fair value
                              -------------------       -------------------      -------------------      -------------------

March 31, 2000                $         536,298         $          19,063        $              --        $         555,361
December 31, 1999                       183,850                     3,325                       --                  187,175


NOTE 4   LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:


                                                                                         March 31,          December 31,
                                                                                            2000                1999
                                                                                      -----------------  -------------------

First mortgage loans:
   Conventional                                                                       $      79,454,557  $        78,163,131
   FHA insured and VA guaranteed                                                              7,402,483            6,350,481
Consumer and installment loans                                                               17,714,404           17,472,395
Construction loans                                                                              447,000              569,176
Other                                                                                         3,854,515            3,664,735
                                                                                      -----------------  -------------------

                                                                                            108,872,959          106,219,918

Less:
   Loans in process                                                                             247,025              413,520
   Unearned discounts, deferred loan fees, and other                                            811,748              765,271
   Allowance for loan losses                                                                    619,881              864,317
                                                                                      -----------------  -------------------

                                                                                      $     107,194,305  $       104,176,810
                                                                                      =================  ===================


An analysis of the changes in allowance for loan losses follows:


                                                                                  Three Months Ended        Year Ended
                                                                                    March 31, 2000       December 31, 1999
                                                                                 ---------------------- --------------------

Balance at beginning of year                                                     $        864,317       $         600,984

Loans charged-off                                                                         (34,101)               (341,775)
Recoveries                                                                                  4,918                  31,288
                                                                                 ---------------------- --------------------

       Net loans charged-off                                                              (29,183)               (310,487)
Provision for loan losses charged to operations                                            34,747                 323,820
Acquired general valuation allowance                                                     (250,000)                250,000
                                                                                 ---------------------- --------------------

Balance at end of period                                                         $        619,881       $         864,317
                                                                                 ====================== ====================


ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4   LOANS RECEIVABLE (CONTINUED)

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:


                                                                                  Three Months Ended        Year Ended
                                                                                    March 31, 2000       December 31, 1999
                                                                                 ---------------------- --------------------

Balance at beginning of year                                                     $      1,300,285       $      2,272,616
Loans originated                                                                           20,000                217,074
Loan principal payments and other reductions                                              (34,007)            (1,189,405)
                                                                                 ---------------------- --------------------

Balance at end of period                                                         $      1,286,278       $      1,300,285
                                                                                 ====================== ====================




NOTE 5   NON-PERFORMING ASSETS


The composition of the Bank's portfolio of non-performing assets is shown in the following table:


                                                                                March 31, 2000          December 31, 1999
                                                                            -----------------------     ---------------------

Non-accruing loans*                                                         $           9,778           $       124,431
Past due 90 days or more and still accruing                                               --                        --
Real estate owned                                                                     238,748                   187,778
                                                                            -----------------------     ---------------------

Total non-performing assets                                                 $         248,526           $       312,209
                                                                            =======================     =====================

Ratio of non-performing assets to total assets                                          0.17%                     0.22%
                                                                            =======================     =====================

*  Primarily loans which are past due for 90 days or more

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

A reconciliation between basic and diluted weighted average common shares outstanding follows:


                                                                                              Three Months Ended
                                                                                                     March 31,
                                                                                        ------------------------------------
                                                                                              2000               1999
                                                                                        -----------------  -----------------

Weighted average common
     shares - Basic*                                                                         1,241,699          1,239,154

Plus effect of dilutive securities:
   Stock Options                                                                                15,751             16,423
   Shares held by Rabbi Trust                                                                    8,106              1,558
                                                                                        -----------------  -----------------

Weighted average common
     shares - Assuming Dilution                                                              1,265,556          1,257,135
                                                                                        =================  =================


*Includes shares awarded to directors under the Non-Employee Director Retainer Plan



NOTE 7   SUBSEQUENT EVENTS


To support the institutions growth in Gallup and Albuquerque, the Company issued 240,000 new common shares of stock to an Employee Stock Ownership Plan
(ESOP), which was facilitated by a loan in the amount of $1,350,000 that was obtained from a third party lender. The Company placed this new capital in the Bank for the purpose of reducing the Bank's net borrowed position and funding the loan growth. This transaction was consummated on May 1, 2000.

Although this transaction had no immediate impact on the total stockholders' equity of the Company, the Bank's total equity increased from $11,516,354 at quarter-end to $12,672,270. This new capital brings the Total Risk-based Capital to 12.07%, Tier 1 Core Capital to 7.11%, and Tier 1 Risk Capital to 11.38%, all of these ratios exceed the regulatory well-capitalized standards of 10%, 5%, and 6% respectively.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOREGOING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH ACCESS ANYTIME BANCORP, INC.'S ("THE COMPANY") 1999 ANNUAL REPORT ON FORM 10-KSB.


GENERAL

The Company is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of FirstBank (the "Bank"). The Bank is a federally chartered stock savings bank conducting business from four banking locations in Clovis, Gallup, Portales, New Mexico and a loan production office in Rio Rancho, New Mexico. The Bank has a wholly-owned subsidiary which is currently inactive.

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


FINANCIAL CONDITION

Total assets for the Company increased by $2,903,128 or 2.05% from December 31, 1999 to March 31, 2000. The increase in assets was primarily due to an increase of approximately $3 million in loans receivable. Premises and equipment also increased by approximately $1 million. The increase in premises and equipment was the result of the Bank having purchased property for a new branch located in Albuquerque which is expected to open late in the second quarter or early in the third quarter of 2000. In addition, the Board of Directors approved the listing for sale and proposed lease back of its four facilities: two in Clovis, one in Portales, and one in Albuquerque. Also, the Board approved the engagement of an Investment Banking firm to assist in enhancing shareholder value.

Total liabilities increased by $2,769,759 or 2.12% from December 31, 1999 to March 31, 2000. An increase of $3 million in FHLB advances was the primary cause of the increase in liabilities. Deposits decreased by $238,673 or 0.19% during the quarter ended March 31, 2000.

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

The following table is a reconciliation of the Bank's capital for regulatory purposes at March 31, 2000 as reported to the OTS.


                                                                         Tier 1-            Tier 1-             Total
                                                                          Core             Risk-based         Risk-based
                                                                         Capital            Capital            Capital
                                                                    ------------------  -----------------  -----------------

Total regulatory assets                                             $    144,679,685
Net unrealized depreciation on
   available-for-sale securities, net                                         52,789
Less intangible assets disallowed for                                                                                 ,
   regulatory purposes                                                    (2,733,159)
                                                                    ------------------

Adjusted regulatory total assets                                    $    141,999,315
                                                                    ==================

Risk-based assets                                                                       $      89,541,000  $     89,541,000
                                                                                        =================  =================

Stockholders' equity                                                $     11,516,354    $     11,516,354   $     11,516,354
Net unrealized depreciation on
   available-for-sale securities, net                                         52,789              52,789             52,789
General valuation allowance                                                       --                  --            619,881
Less intangible assets disallowed for
regulatory purposes                                                       (2,733,159)         (2,733,159)        (2,733,159)
                                                                    ------------------  -----------------  -----------------

Regulatory capital                                                         8,835,984           8,835,984          9,455,865
Regulatory capital required to be "well capitalized"                       7,099,966           5,372,460          8,954,100
                                                                    ------------------  -----------------  -----------------

Excess regulatory capital                                           $      1,736,018    $      3,463,524   $        501,765
                                                                    ==================  =================  =================

Bank's capital to adjusted regulatory assets                                   6.22%
                                                                    ==================

Bank's capital to risk-based assets                                                              9.87%               10.56%
                                                                                        =================  =================



LIQUIDITY

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan Bank ("FHLB") which provides a source of borrowings to the Bank for asset and asset/liability matching. As of March 31, 2000, the Bank had $10.25 million in FHLB borrowings.

RESULTS OF OPERATIONS

THREE-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED MARCH 31, 2000 AND 1999

Net income for the quarter ended March 31, 2000 was $158,935 or $.13 per share compared to net income of $538,249 or $.43 per share during the first quarter of 1999. The $379,314 or 70.47% decrease in earnings was primarily due to a $739,000 gain on the sale of available-for-sale securities, which was made in the first quarter of 1999.

Net Interest Income. Net interest income before provision for loan losses increased by $329,000 or 34.68% to $1,277,391 in the quarter ended March 31, 2000 as compared to $948,454 in 1999. The increase in net interest income before provision was primarily due to an increase in loans receivable interest income of $291,000. Part of the increase in net interest income was due to the Company's purchase of branch facilities located in Clovis and Gallup, New Mexico in November 1999.

Provision for Loan Losses. The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans. During the quarter ended March 31, 2000 the provision for loan losses decreased to $34,747 from $134,436 in the same quarter from the prior year.

Noninterest Income. Noninterest income was $240,112 in the quarter ended March 31, 2000 compared to $915,290 in the quarter ended March 31, 1999. During the first quarter of 1999, a long-term capital gain on the sale of securities of $739,000 increased noninterest income. Other income increased by $67,000 or 63.46% in the first quarter of 2000 compared to the same quarter of 1999. The increase in other income is primarily due to an increase in fees on deposit accounts, because of the purchase of branch facilities in Clovis and Gallup, New Mexico.

Noninterest Expense. Noninterest expense increased by $87,000 or 7.51% to $1,240,945 during the first quarter of 2000 compared to $1,154,310 in the quarter ended March 31, 1999. The increase in noninterest expense in the quarter was primarily due to an increase in salaries and employee benefits, occupancy expense, and amortization of goodwill of $38,000, $46,000, and $36,000, respectively. These increases are primarily due to the purchase of branch facilities in Clovis and Gallup, New Mexico. Other expense decreased by $28,458 from the three months ended March 31, 2000 as compared to the same period from the prior year. The decrease in other expense was due to the $115,162 amortization of organizational costs of the Holding Company in accordance with the adoption of AICPA Statement of Position No. 98-5 during the first quarter of 1999.

Provision for Income Taxes. The net income tax expense of $82,876 in the first quarter of 2000 as compared to expense of $36,749 in the same period in the prior year, was primarily due to a reduction of the deferred tax asset valuation allowance in 1999.

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


         (a)    Exhibits

         3.2    Bylaws of Company as Amended through March 30, 2000.

         27     Financial Data Schedule

         (b)    Reports on Form 8-K.

                None

                                  SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              ACCESS ANYTIME BANCORP, INC.


Date:  May 1, 2000            /s/ Norman R. Corzine
                              -------------------------------------------------
                              Norman R. Corzine, Chairman of the  Board,
                              Chief Executive Officer
                              (DULY AUTHORIZED REPRESENTATIVE)


Date:  May 1, 2000            /s/ Ken Huey, Jr.
                              -------------------------------------------------
                              Ken Huey, Jr., President, Chief Financial
                              Officer and Director
                              (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                              (DULY AUTHORIZED REPRESENTATIVE)