Form 10QSB
period 2000-06-30
ACCESS ANYTIME BANCORP INC
filed 2000-08-01
CIK 1024015

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-28894

                          ACCESS ANYTIME BANCORP, INC.
                 (Name of small business issuer in its charter)

             DELAWARE                                    85-0444597
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

                                 Yes /X/ No / /
                1,235,912 Shares of Capital Stock $.01 par value
                         Outstanding as of July 31, 2000


    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

================================================================================

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
Report of Independent Accountants................................................................           3

PART I - FINANCIAL INFORMATION

           Item 1 - Financial Statements

                    Unaudited Condensed Consolidated Statements of Financial Condition...........           4

                    Unaudited Condensed Consolidated Statements of Operations....................           5

                    Unaudited Condensed Consolidated Statement of Stockholders' Equity...........           6

                    Unaudited Condensed Consolidated Statements of Cash Flows....................       7 - 8

                    Notes to Condensed Consolidated Financial Statements (Unaudited).............      9 - 13

           Item 2 - Management's Discussion and Analysis or Plan of Operation....................     14 - 17

PART II - OTHER INFORMATION

           Item 1 - Legal Proceedings............................................................          18

           Item 2 - Changes in Securities........................................................          18

           Item 4 - Submission of Matters to a Vote of Security Holders..........................          18

           Item 6 - Exhibits and Reports on Form 8-K.............................................          18

SIGNATURES ......................................................................................          19

                        REPORT OF INDEPENDENT ACCOUNTANTS


Members of the Audit Committee
Access Anytime Bancorp, Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of Access Anytime Bancorp, Inc. and subsidiary as of June 30, 2000 and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999 and the related condensed consolidated statements of cash flows and stockholders' equity for the six month period ended June 30, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition as of December 31, 1999, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2000 (except as to Note 19 for which the date is March 6, 2000), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived

                              ROBINSON BURDETTE MARTIN SERIGHT & BURROWS, L.L.P.



Lubbock, Texas
July 21, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                           June 30,          December 31,
ASSETS                                                                                       2000               1999
------                                                                                  ---------------   ------------------
Cash and cash equivalents                                                               $    5,914,493    $     7,874,748
Certificates of deposit                                                                      3,845,000          5,092,000
Securities available-for-sale (amortized cost of $8,543,941 and $9,231,129)                  8,374,936          9,119,966

Securities held-to-maturity (aggregate fair value of $7,315,639 and $6,779,494)              7,415,914          6,856,891
Loans held-for-sale (aggregate fair value of $1,400,800 and $187,175)                        1,362,881            183,850
Loans receivable, net                                                                      111,084,087        104,176,810
Interest receivable                                                                            913,377            869,234
Real estate owned                                                                              192,183            187,778
Federal Home Loan Bank stock                                                                   914,500            879,758
Premises and equipment, net                                                                  3,690,098          2,472,703
Servicing rights                                                                                73,450             83,737
Goodwill, net                                                                                2,087,650          2,134,860
Deferred tax asset                                                                           1,219,935          1,334,100

Other assets                                                                                 1,818,780            541,282
                                                                                        ---------------   ------------------

         Total assets                                                                   $  148,907,284    $   141,807,717
                                                                                        ===============   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Deposits                                                                             $  120,755,826    $   122,479,738
   Federal Home Loan Bank advances                                                          14,250,000          7,250,000
   Accrued interest and other liabilities                                                      844,231            664,686
   Advanced payments by borrowers for taxes and insurance                                      191,537             99,861
   Employee Stock Ownership Plan - Note Payable                                              1,350,000                 --
                                                                                        ---------------   ------------------

         Total liabilities                                                                 137,391,594        130,494,285
                                                                                        ---------------   ------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued                        --                 --
   Common stock, $.01 par value; 6,000,000 shares authorized; 1,489,116 and
      1,244,016 shares issued; 1,235,912 and 1,238,374 outstanding in 2000 and 1999,
      respectively                                                                              14,891             12,440
   Capital in excess of par value                                                           11,034,592          9,659,555
   Retained earnings                                                                         2,022,328          1,754,815
   Accumulated other comprehensive loss, net of tax of $57,439 and $37,795                    (111,565)           (73,368)
                                                                                        ---------------   ------------------
                                                                                            12,960,246         11,353,442
   Unearned Employee Stock Ownership Plan shares                                            (1,350,000)                --
   Treasury stock, at cost                                                                     (94,556)           (40,010)
                                                                                        ---------------   ------------------
         Total stockholders' equity                                                         11,515,690         11,313,432
                                                                                        ---------------   ------------------

         Total liabilities and stockholders' equity                                     $  148,907,284    $   141,807,717
                                                                                        ===============   ==================

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. See accountants' review report.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three Month Periods Ended        Six Month Periods Ended
                                                                            June 30,                        June 30,
                                                                 ------------------------------   ----------------------------
                                                                      2000           1999             2000           1999
                                                                 ------------   ---------------   ------------   -------------
Interest income:
   Loans receivable                                              $ 2,236,982    $ 1,828,979       $ 4,365,504    $ 3,666,155
   U.S. government agency securities                                  71,206         10,967           126,915         22,749
   Mortgage-backed securities                                        219,531        233,661           445,464        485,500
   Other interest income                                              98,147         90,842           200,333        142,591
                                                                 ------------   ---------------   ------------   -------------

         Total interest income                                     2,625,866      2,164,449         5,138,216      4,316,995
                                                                 ------------   ---------------   ------------   -------------

Interest expense:
   Deposits                                                        1,153,229      1,109,773         2,283,863      2,200,796
   FHLB advances                                                     216,255         99,125           320,580        212,194
                                                                 ------------   ---------------   ------------   -------------

         Total interest expense                                    1,369,484      1,208,898         2,604,443      2,412,990
                                                                 ------------   ---------------   ------------   -------------

Net interest income before provision for loan losses               1,256,382        955,551         2,533,773      1,904,005
Provision for loan losses                                             42,631         39,935            77,378        174,371
                                                                 ------------   ---------------   ------------   -------------

         Net interest income after provision for loan losses       1,213,751        915,616         2,456,395      1,729,634
                                                                 ------------   ---------------   ------------   -------------

Noninterest income:
   Loan servicing and other fees                                      54,449         52,176           113,351         98,575
   Net realized gains on sales of available-for-sale
        securities
      securities                                                          --             --                --        739,475
   Net realized gains on sales of loans                               79,150        127,567            88,619        149,648
   Real estate operations, net                                            --             --                --            446
   Other income                                                      192,795        107,010           364,536        212,077
                                                                 ------------   ---------------   ------------   -------------

            Total other income                                       326,394        286,753           566,506      1,200,221
                                                                 ------------   ---------------   ------------   -------------

Noninterest expenses:
   Salaries and employee benefits                                    703,101        514,128         1,285,550      1,059,070
   Occupancy expense                                                 205,484        147,132           397,843        293,190
   Deposit insurance premium                                          26,405         33,599            50,526         67,205
   Advertising                                                        19,460         10,261            30,241         21,476
   Real estate operations, net                                         7,505          1,822            12,425             --
   Professional fees                                                  55,906         49,200           118,152        111,143
   Amortization of goodwill                                           36,401             --            72,382             --
   Other expense                                                     321,372        260,143           649,460        616,689
                                                                 ------------   ---------------   ------------   -------------

               Total other expenses                                1,375,634      1,016,285         2,616,579      2,168,773
                                                                 ------------   ---------------   ------------   -------------

Income before income taxes                                           164,511        186,084           406,322        761,082

Income tax expense (benefit)                                          55,933        (95,482)          138,809        (58,733)
                                                                 ------------   ---------------   ------------   -------------

Net income                                                       $   108,578    $   281,566       $   267,513    $   819,815
                                                                 ============   ===============   ============   =============

Earnings per common share                                        $       .09    $       .23       $       .22    $       .66
                                                                 ============   ===============   ============   =============

Earnings per common share-assuming dilution                      $       .09    $       .22       $       .21    $       .65
                                                                 ============   ===============   ============   =============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. See accountants' review report.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                       Common Stock    Treasury Stock                                      Accumulated
                                     ----------------  --------------                                         Other
                                                                                                             Compre-
                                                                                      Capital                hensive
                                      Number           Number                        in Excess                Income
                       Comprehensive    of               of             Unearned       of Par     Retained    (Loss)
                          Income      shares   Amount  shares  Amount  ESOP Shares     Value      Earnings      Net       Total
                        ------------ --------  ------  ------ -------- ------------ -----------  ---------- ---------- -----------
Balance at December 31,
  1999                               1,244,016 $12,440  5,642 $(40,010) $     --     $ 9,659,555 $1,754,815 $ (73,368) $11,313,432
Net income              $  267,513       --      --      --       --          --            --      267,513      --        267,513
Net changes in
  unrealized deprecia-
  tion on available-
  for-sale securities,
  net of tax               (38,197)      --      --      --       --          --            --         --     (38,197)     (38,197)
                        -----------
Total comprehensive
  income                $  229,316
                        ===========
Common stock issued                    245,100   2,451   --       --          --       1,365,287       --        --      1,367,738
Common stock rights
  issued in lieu of
  directors' cash
  compensation                           --       --     --       --          --           9,750       --        --          9,750
Purchase of ESOP
  shares                                 --       --     --       --     (1,350,000)        --         --        --     (1,350,000)
Purchases of treasury
  stock                                  --       --    7,562  (54,546)       --            --         --        --        (54,546)
                                     --------- ------- ------ --------- ------------ ----------- ---------- ---------- -----------
Balance at June 30,
  2000                               1,489,116 $14,891 13,204 $(94,556) $(1,350,000) $11,034,592 $2,022,328 $(111,565) $11,515,690
                                     ========= ======= ====== ========= ============ =========== ========== ========== ===========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. See accountants' review report.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Six Month Periods Ended
                                                                                                     June 30,
                                                                                ---------------------------------------------------
                                                                                         2000                        1999
                                                                                ------------------------   ------------------------
Cash flows from operating activities:
   Net income                                                                   $              267,513     $              819,815
   Adjustments to reconcile net income to cash used in operating activities:
      Depreciation                                                                             201,281                    157,792
      Deferred income taxes                                                                    133,809                    (54,240)
      Provision for loan losses charged                                                         77,378                    174,371
      Amortization of premiums on investment securities                                         43,755                     63,355

      Amortization of loan premiums, discounts and deferred fees, net                          100,239                     71,378
      Amortization of organizational costs                                                          --                    115,162
      Amortization of goodwill                                                                  72,382                         --
      Gain on sale of loans held-for-sale                                                      (88,619)                  (149,648)
      Proceeds from sales of loans held-for-sale                                             3,872,976                 10,930,940
      Originations of loans held-for-sale                                                   (4,968,585)               (10,978,603)

      Common stock rights issued in lieu of directors compensation                               9,750                      8,000
      Gain on foreclosed real estate                                                                --                     (3,713)
      (Gain) loss on disposition of assets                                                       4,791                     (6,256)
      Gain on sale of available-for-sale securities                                                 --                   (739,475)

      Net increase in accrued interest receivable and other assets                          (1,263,793)                  (300,092)
      Increase (decrease) in accrued expense and other liabilities                             179,545                   (291,317)
                                                                                ------------------------   ------------------------
         Net cash used in operating activities                                              (1,357,578)                  (182,531)
                                                                                ------------------------   ------------------------
Cash flows from investing activities:
   Proceeds from maturities and principal repayments of available-for-sale
      securities                                                                               663,682                  1,227,321
   Purchases of held-to-maturity securities                                                 (2,191,887)                        --
   Proceeds from maturities and principal repayments of held-to-maturity
      securities                                                                             1,612,616                  1,475,021
   Proceeds from sale of available-for-sale securities                                              --                    746,409
   Purchase of sale of available-for-sale securities                                                --                     (6,858)
   Purchase of FHLB stock                                                                      (34,742)                   (65,500)
   Net decrease in certificates of deposit                                                   1,247,000                 (1,004,000)
   Net increase in loans                                                                    (7,156,836)                (6,327,449)
   Proceeds from sales of foreclosed real estate                                                    --                     69,169
   Purchases of premises and equipment                                                      (1,423,467)                  (113,465)
                                                                                ------------------------   ------------------------
         Net cash used in investing activities                                              (7,283,634)                (3,999,352)
                                                                                ------------------------   ------------------------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                                      (1,723,912)                 3,522,877
   Net change in other borrowed funds                                                        7,000,000                  1,500,000
   Net increase (decrease) in advance payments by borrowers for taxes and
      insurance                                                                                 91,676                   (232,976)
   Purchase of treasury stock                                                                  (54,546)                   (18,899)
   Proceeds from issuance of common stock                                                    1,367,739                         --
                                                                                ---------------------------------------------------
         Net cash provided by financing activities                                           6,680,957                  4,771,002
                                                                                ------------------------   ------------------------
Increase (decrease) in cash and cash equivalents                                            (1,960,255)                   589,119
Cash and cash equivalents at January 1                                                       7,874,748                  5,232,708
                                                                                ------------------------   ------------------------
Cash and cash equivalents at June 30                                            $            5,914,493     $            5,821,827
                                                                                ========================   ========================

                                   (Continued)

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                                                                                              Six Month Periods Ended
                                                                                                     June 30,
                                                                                ---------------------------------------------------
                                                                                         2000                        1999
                                                                                ------------------------   ------------------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                  $            2,300,629     $            2,218,806
      Income taxes                                                                              10,000                     15,000
   Supplemental disclosure of non-cash investing and
    financing activities
       Real estate acquired in settlement of loans                                              71,942                    106,498


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. See accountants' review report.

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

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2      SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value follows:

                                                           Amortized                   Gross unrealized                     Fair
                                                              Cost                 Gains               Losses               Value
                                                           ----------           ----------           ----------           ----------
AVAILABLE-FOR-SALE SECURITIES:

June 30, 2000:
   Mortgage-backed securities:
      GNMA adjustable rate                                 $8,537,083           $      103           $  168,230           $8,368,956
   Equity securities:
      FNMA common stock                                         6,858                   --                  878                5,980
                                                           ----------           ----------           ----------           ----------
                                                           $8,543,941           $      103           $  169,108           $8,374,936
                                                           ==========           ==========           ==========           ==========


December 31, 1999:
   Mortgage-backed securities:
      GNMA adjustable rate                                 $9,231,129           $    4,565           $  115,728           $9,119,966
                                                           ==========           ==========           ==========           ==========

                                                           Amortized                   Gross unrealized                     Fair
                                                              Cost                 Gains               Losses               Value
                                                           ----------           ----------           ----------           ----------
HELD-TO-MATURITY SECURITIES:

June 30, 2000:
   Mortgage-backed securities:
      FNMA participation certificates                      $  415,634           $       --           $    5,640           $  409,994
      FHLMC participation certificates                      1,788,316                   --               24,860            1,763,456
      GNMA fixed rate                                       1,838,101                   --                5,707            1,832,394
      FHLMC adjustable rate                                   882,813                   --               31,732              851,081
   US government agency bonds                               1,000,000                   --                7,919              992,081
   Corporate bonds                                          1,191,050                   --               18,417            1,172,633
   Trust preferred securities                                 300,000                   --                6,000              294,000
                                                            ---------           ----------           ----------           ----------

                                                           $7,415,914           $       --           $  100,275           $7,315,639
                                                           ==========           ==========           ==========           ==========

December 31, 1999:
   Mortgage-backed securities:
      FNMA participation certificates                      $1,515,252           $       --           $   15,801           $1,499,451
      FHLMC participation certificates                      2,175,614                   --               21,716            2,153,898
      FHLMC adjustable rate                                   969,828                   --               37,607              932,221
   US government agency bonds                               1,000,000                   --                4,146              995,854
   Corporate bonds                                            896,197                   --                7,877              888,320
   Trust preferred securities                                 300,000               13,500                3,750              309,750
                                                           ----------           ----------           ----------           ----------

                                                           $6,856,891           $   13,500           $   90,897           $6,779,494
                                                           ==========           ==========           ==========           ==========

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3      LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follows:

                                                                                       Gross unrealized
                                                         Amortized               ----------------------------               Fair
                                                           Cost                    Gains              Losses                Value
                                                         ----------              ----------          --------             ----------
June 30, 2000                                            $1,362,881              $   37,919          $    --              $1,400,800
December 31, 1999                                           183,850                   3,325               --                 187,175

NOTE 4      LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

                                                                      June 30,                 December 31,
                                                                        2000                       1999
                                                               ------------------------  --------------------------
First mortgage loans:
   Conventional                                                $            82,553,091   $              78,163,131
   FHA insured and VA guaranteed                                             7,206,483                   6,350,481
Consumer and installment loans                                              18,415,906                  17,472,395
Construction loans                                                             525,000                     569,176
Other                                                                        4,099,244                   3,664,735
                                                               ------------------------  --------------------------

                                                                           112,799,724                 106,219,918
Less:
   Loans in process                                                            249,098                     413,520
   Unearned discounts, deferred loan fees, and other                           865,510                     765,271
   Allowance for loan losses                                                   601,029                     864,317
                                                               ------------------------  --------------------------

                                                               $           111,084,087   $             104,176,810
                                                               ========================  ==========================

An analysis of the changes in allowance for loan losses follows:

                                                              Six Months Ended                 Year Ended
                                                                June 30, 2000               December 31, 1999
                                                        ------------------------------ ----------------------------
Balance at beginning of year                            $              864,317         $               600,984

Loans charged-off                                                     (102,535)                       (341,775)
Recoveries                                                              11,869                          31,288
                                                        ------------------------------ ----------------------------

         Net loans charged-off                                         (90,666)                       (310,487)
Provision for loan losses charged to operations                         77,378                         323,820
Acquired general valuation allowance                                  (250,000)                        250,000
                                                        ------------------------------ ----------------------------

Balance at end of period                                $              601,029         $               864,317
                                                        ============================== ============================

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4      LOANS RECEIVABLE (CONTINUED)

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

                                                               Six Months Ended                 Year Ended
                                                                 June 30, 2000               December 31, 1999
                                                         ------------------------------ ----------------------------
Balance at beginning of year                             $           1,300,285          $            2,272,616
Loans originated                                                        65,110                         217,074
Loan principal payments and other reductions                           (68,527)                     (1,189,405)
                                                         ------------------------------ ----------------------------

Balance at end of period                                 $           1,296,868          $            1,300,285
                                                         ============================== ============================

NOTE 5      NON-PERFORMING ASSETS

The composition of the Bank's portfolio of non-performing assets is shown in the following table:

                                                                 June 30, 2000                December 31, 1999
                                                         ------------------------------  ----------------------------
Non-accruing loans*                                      $                85,709         $            124,431
Past due 90 days or more and still accruing                                  --                           --
Real estate owned                                                        192,183                      187,778
                                                         ------------------------------  ----------------------------

Total non-performing assets                              $               277,892         $            312,209
                                                         ==============================  ============================

Ratio of non-performing assets to total assets                              0.19%                        0.22%
                                                         ==============================  ============================

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

A reconciliation between basic and diluted weighted average common shares outstanding follows:

                                                       Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                  ----------------------------  ----------------------------
                                                       2000           1999           2000           1999
                                                  ----------------------------  ----------------------------
Weighted average common
      shares - Basic*                               1,242,354      1,238,319      1,242,002      1,238,730

Plus effect of dilutive securities:
   Stock Options                                        5,072         21,596         10,709         18,894
   Shares held by Rabbi Trust                          12,952          2,794         10,529          2,185
                                                  -------------   ------------  -------------  -------------

Weighted average common
      shares - Assuming Dilution                    1,260,378      1,262,709      1,263,240      1,259,809
                                                  =============   ============  =============  =============

*Includes shares awarded to directors under the Non-Employee Director Retainer Plan

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOREGOING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH ACCESS ANYTIME BANCORP, INC.'S ("THE COMPANY") 1999 ANNUAL REPORT ON FORM 10-KSB.

GENERAL

The Company is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of FirstBank (the "Bank"). The Bank is a federally chartered stock savings bank conducting business from five banking locations in Albuquerque, Clovis, Gallup, and Portales, New Mexico. The Bank has a wholly-owned subsidiary which is currently inactive.

The Bank is principally engaged in the business of attracting retail and commercial deposits from the general public and investing those funds in first mortgage loans in owner occupied, single-family residential loans, residential construction loans and commercial real estate loans. In addition, the Bank also originates consumer loans, including loans for the purchase of automobiles and home improvement loans, and commercial business loans including Small Business Administration loans.

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

FINANCIAL CONDITION

Total assets for the Company increased by $7,099,567 or 5.01% from December 31, 1999 to June 30, 2000. The increase in assets was primarily due to an increase of approximately $7 million in loans receivable. Other assets also increased by approximately $1.3 million. The increase in other assets was due to a receivable of $1.8 million, which was collected in July 2000.

Total liabilities increased by $6,897,309 or 5.29% from December 31, 1999 to June 30, 2000. An increase of $7 million in FHLB advances was the primary cause of the increase in liabilities. The increase in FHLB advances was used to fund the increase in loans receivable. Deposits decreased by $1,723,912 or 1.41% during the six months ended June 30, 2000.

To support the institution's growth in Gallup and Albuquerque, the Company issued 240,000 new common shares of stock to an Employee Stock Ownership Plan
(ESOP), which was facilitated by a loan in the amount of $1,350,000 that was obtained from a third party lender. This transaction was consummated on May 1, 2000. The 240,000 shares are held in suspense until loan payments are made, at which time shares are allocated to ESOP participants.

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

Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), to be deemed "well capitalized" the minimum ratios the Bank must have are:
(1) Tier 1 or core capital of 5% of adjusted total assets, (2) Tier 1 risk-based capital of 6% of risk-weighed assets, and (3) total risk-based capital of 10% of risk weighted assets.

The following table is a reconciliation of the Bank's capital for regulatory purposes at June 30, 2000 as reported to the OTS.

                                                                         Tier 1-           Tier 1-           Total
                                                                          Core           Risk-based       Risk-based
                                                                         Capital           Capital          Capital
                                                                     ----------------  ---------------  ---------------
Total regulatory assets                                              $  148,835,674
Net unrealized depreciation on available-for-sale
   securities, net                                                          111,565

Less intangible assets disallowed for regulatory purposes                (2,599,830)
                                                                     ----------------

Adjusted regulatory total assets                                     $  146,347,409
                                                                     ================

Risk-based assets                                                                      $  96,510,000    $  96,510,000
                                                                                       ===============  ===============

Stockholders' equity                                                 $   12,971,766    $  12,971,766    $  12,971,766
Net unrealized depreciation on available-for-sale
   securities, net                                                          111,565          111,565          111,565
General valuation allowance                                                      --               --          601,029
Less intangible assets disallowed for regulatory
   purposes                                                              (2,599,830)      (2,599,830)      (2,599,830)
                                                                     ----------------  ---------------  ---------------

Regulatory capital                                                       10,483,501       10,483,501       11,084,530
Regulatory capital required to be "well capitalized"                      7,317,370        5,790,600        9,651,000
                                                                     ----------------  ---------------  ---------------

Excess regulatory capital                                            $    3,166,131    $   4,692,901    $   1,433,530
                                                                     ================  ===============  ===============

Bank's capital to adjusted regulatory assets                                   7.16%
                                                                     ================

Bank's capital to risk-based assets                                                            10.86%           11.49%
                                                                                       ===============  ===============


LIQUIDITY

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan Bank ("FHLB") which provides a source of borrowings to the Bank for asset and asset/liability matching. As of June 30, 2000, the Bank had $14.25 million in FHLB borrowings.

RESULTS OF OPERATIONS

THREE-MONTH COMPARATIVE ANALYSIS FOR PERIODS JUNE 30, 2000 AND 1999

Net income for the quarter ended June 30, 2000 was $108,578 or $.09 per share compared to net income of $281,566 or $.23 per share during the second quarter of 1999.

Net Interest Income. Net interest income before provision for loan losses increased by $300,831 or 31.48% to $1,256,382 in the quarter ended June 30, 2000 as compared to $955,551 in 1999. The increase in net interest income before provision was primarily due to an increase in loans receivable interest income of approximately $408,000, which was more than the increase in FHLB advance interest expense of approximately $117,000.

Provision for Loan Losses. The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans. During the quarter ended June 30, 2000 the provision for loan losses increased to $42,631 from $39,935 in the same quarter from the prior year.

Noninterest Income. Noninterest income was $326,394 in the quarter ended June 30, 2000 compared to $286,753 in the quarter ended June 30, 1999. Other income increased by $85,785 or 80.17% in the second quarter of 2000 compared to the same quarter of 1999. The increase in other income is primarily due to an increase in fees on deposit accounts, because of the purchase of branch facilities in Clovis and Gallup, New Mexico which took place in the fourth quarter of 1999.

Noninterest Expense. Noninterest expense increased by $359,349 or 35.36% to $1,375,634 during the second quarter of 2000 compared to $1,016,285 in the quarter ended June 30, 1999. The increase in noninterest expense in the quarter was comprised of increases in salaries and employee benefits, occupancy expense, amortization of goodwill, and other expenses of approximately $189,000, $59,000, $36,000 and $61,000, respectively. These increases are primarily due to the purchase of branch facilities in Clovis and Gallup in the last quarter of 1999 and the opening of a new branch in Albuquerque in the second quarter of 2000.

Provision for Income Taxes. The net income tax expense of $55,933 in the quarter ended June 30, 2000 as compared to a tax benefit of $95,482 in the same period in the prior year, was primarily due to a reduction of the deferred tax asset valuation allowance adjustment in 1999.

SIX-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED JUNE 30, 2000 AND 1999

Net income for the six-months ended June 30, 2000 was $267,513 or $.22 per share compared to net income of $819,815 or $.66 per share during the six-months ended June 30, 1999.

Net Interest Income. Net interest income before provision for loan losses increased by $629,768 or 33.08% to $2,533,773 in the six-months ended June 30, 2000 as compared to $1,904,005 in 1999. The increase in net interest income before provision was primarily due to an increase in loans receivable interest income of approximately $699,000.

Provision for Loan Losses. During the first six-months of 2000 the provision for loan losses decreased to $77,378 from $174,371 in the same period from the prior year.

Noninterest Income. Noninterest income was $566,506 in the six-months ended June 30, 2000 compared to $1,200,221 in the six-months ended June 30, 1999. The $633,715 or 52.80% decrease in noninterest income was primarily due to a gain on sales of available-for-sale securities of approximately $739,000 in the first quarter of 1999. Other income increased by approximately $152,000 or 71.89% in the first six-months of 2000 compared to the same period of 1999.

Noninterest Expense. Noninterest expense increased by $447,806 or 20.65% to $2,616,579 during the six-months ended June 30, 2000 compared to $2,168,773 in 1999. The increase in noninterest expense was primarily comprised of increases in salaries and employee benefits, occupancy expense, and amortization of goodwill expenses of approximately $226,000, $105,000 and $72,000, respectively. These increases are primarily due to the purchase of branch facilities in Clovis and Gallup in the last quarter of 1999, the purchase of new equipment and software for Y2K compliance resulting in increased depreciation, and the opening of a new branch in Albuquerque in the second quarter of 2000.

Provision for Income Taxes. The net income tax expense of $138,809 in the six-months ended June 30, 2000 as compared to a tax benefit of $58,733 in the same period in the prior year, was primarily due to a reduction of the deferred tax asset valuation allowance adjustment in 1999.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

            None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective May 1, 2000, the Company issued and sold 240,000 shares of Common Stock, $.01 par value, for cash to an Employee Stock Ownership Plan ("ESOP"). The Trustee for the ESOP is First Financial Trust Company, Albuquerque, New Mexico. The ESOP transaction was facilitated by a loan in the amount of $1,350,000 to the ESOP from a third party lender. The securities were not registered under the Securities Act of 1933 (the "Act") in reliance on
Section 4(2) of the Act, insamuch as the issuance constituted a private placement to the leveraged ESOP.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of stockholders on April 28, 2000. The following table sets forth certain information relating to each of the matters voted upon at the meeting.

                                                                                        Votes
                                                            ------------------------------------------------------------
                                                                             Against or                       Broker
                    Matters Voted Upon                           For          Withheld    Abstentions        Non-Votes
1.   Election of Directors:
         Charles Guthals                                       922,646         76,877          *                 *
         Cornelius Higgins                                     922,645         76,878          *                 *
         David Ottensmeyer                                     922,646         76,877          *                 *


2.   Ratification of the selection of Robinson Burdette
      Martin & Cowan, L.L.P. as independent public
      accountants for the current year.                        994,870          4,653          *                 *

* Not applicable or not readily available

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

                                    ACCESS ANYTIME BANCORP, INC.



         Date:  July 31, 2000       /s/ Norman R. Corzine
                                    -------------------------------------------
                                    Norman R. Corzine, Chairman of the Board,
                                    Chief Executive Officer
                                    (DULY AUTHORIZED REPRESENTATIVE)


         Date:  July 31, 2000       /s/ Ken Huey, Jr.
                                    -------------------------------------------
                                    Ken Huey, Jr., President, Chief Financial
                                    Officer and Director
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                                    (DULY AUTHORIZED REPRESENTATIVE)