Form 10QSB
period 2000-09-30
ACCESS ANYTIME BANCORP INC
filed 2000-10-25
CIK 1024015

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-28894

                          ACCESS ANYTIME BANCORP, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                     85-0444597
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                             No.)

                    801 PILE STREET, CLOVIS, NEW MEXICO 88101
                   (Address of principal executive    (Zip Code)
                                    offices)

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

                                 Yes /X/ No / /

                1,242,747 Shares of Capital Stock $.01 par value

                       Outstanding as of October 25, 2000








 Transitional Small Business Disclosure Format (check one):  Yes / /    No /X/

===============================================================================

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----

Report of Independent Accountants.......................................................             3

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Unaudited Condensed Consolidated Statements of Financial Condition....             4

                  Unaudited Condensed Consolidated Statements of Operations.............             5

                  Unaudited Condensed Consolidated Statement of Stockholders' Equity....             6

                  Unaudited Condensed Consolidated Statements of Cash Flows.............         7 - 8

                  Notes to Condensed Consolidated Financial Statements (Unaudited)......        9 - 13

         Item 2 - Management's Discussion and Analysis or Plan of Operation.............       14 - 18

PART II - OTHER INFORMATION

         Item 1  - Legal Proceedings....................................................            19

         Item 6 - Exhibits and Reports on Form 8-K......................................            19

SIGNATURES..............................................................................            20


                        REPORT OF INDEPENDENT ACCOUNTANTS


Members of the Audit Committee
Access Anytime Bancorp, Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of Access Anytime Bancorp, Inc. and subsidiary as of September 30, 2000 and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and the related condensed consolidated statement of stockholders' equity for the nine month period ended September 30, 2000 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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



Lubbock, Texas
October 21, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                       September 30,          December 31,
ASSETS                                                                                     2000                   1999
------                                                                              --------------------  --------------------

Cash and cash equivalents                                                           $         9,244,024   $         7,874,748
Certificates of deposit                                                                       3,843,000             5,092,000
Securities available-for-sale (amortized cost of $8,102,220 and $9,231,129)                   7,967,701             9,119,966
Securities held-to-maturity (aggregate fair value of $6,936,108
   and $6,779,494)                                                                            6,968,416             6,856,891
Loans held-for-sale (aggregate fair value of $1,316,449 and $187,175)                         1,285,105               183,850
Loans receivable, net                                                                       114,383,494           104,176,810
Interest receivable                                                                             990,638               869,234
Real estate owned                                                                               561,585               187,778
Federal Home Loan Bank stock                                                                    929,400               879,758
Premises and equipment, net                                                                   3,631,659             2,472,703
Servicing rights                                                                                 66,104                83,737
Goodwill, net                                                                                 2,051,380             2,134,860
Deferred tax asset                                                                            1,162,925             1,334,100
Other assets                                                                                    410,374               541,282
                                                                                    --------------------  --------------------

       Total assets                                                                 $       153,495,805   $       141,807,717
                                                                                    ====================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Deposits                                                                         $       136,001,408   $       122,479,738
   Federal Home Loan Bank advances                                                            3,250,000             7,250,000
   Accrued interest and other liabilities                                                     1,031,734               664,686
   Advanced payments by borrowers for taxes and insurance                                       238,505                99,861
   Employee Stock Ownership Plan - Note Payable                                               1,320,083                    --
                                                                                    --------------------  --------------------

       Total liabilities                                                                    141,841,730           130,494,285
                                                                                    --------------------  --------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized; none                                --                    --
     issued
   Common stock, $.01 par value; 6,000,000 shares authorized;
     1,489,116 and
     1,244,016 shares issued; 1,242,747 and 1,238,374 outstanding in                             14,891                12,440
     2000 and 1999, respectively
   Capital in excess of par value                                                            11,039,792             9,659,555
   Retained earnings                                                                          2,110,279             1,754,815
   Accumulated other comprehensive loss, net of tax of $45,736 and                              (88,782)              (73,368)
     $37,795
                                                                                    --------------------  --------------------
                                                                                             13,076,180            11,353,442
   Unallocated Employee Stock Ownership Plan shares                                          (1,320,083)                   --
   Treasury stock, at cost                                                                     (102,022)              (40,010)
                                                                                    --------------------  --------------------
       Total stockholders' equity                                                            11,654,075            11,313,432
                                                                                    --------------------  --------------------

       Total liabilities and stockholders' equity                                   $       153,495,805   $       141,807,717
                                                                                    ====================  ====================

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                         See accountants' review report.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Month Periods Ended            Nine Month Periods Ended
                                                                      September 30,                       September 30,
                                                           ------------------------------------  ---------------------------------
                                                                 2000               1999               2000             1999
                                                           ------------------  ----------------  ----------------- ---------------
Interest income:
   Loans receivable                                        $    2,346,715      $    1,902,266    $    6,712,219    $    5,568,421
   U.S. government agency securities                               57,775              11,821           184,690            34,570
   Mortgage-backed securities                                     206,967             210,912           652,431           696,412
   Other interest income                                          104,174              71,603           304,507           214,194
                                                           ------------------  ----------------  ----------------- ---------------

       Total interest income                                    2,715,631           2,196,602         7,853,847         6,513,597
                                                           ------------------  ----------------  ----------------- ---------------

Interest expense:
   Deposits                                                     1,361,378           1,041,341         3,645,241         3,242,137
   FHLB advances                                                  116,677             118,085           437,257           330,279
                                                           ------------------  ----------------  ----------------- ---------------

       Total interest expense                                   1,478,055           1,159,426         4,082,498         3,572,416
                                                           ------------------  ----------------  ----------------- ---------------

Net interest income before provision for loan losses            1,237,576           1,037,176         3,771,349         2,941,181
Provision for loan losses                                          39,000             138,301           116,378           312,672
                                                           ------------------  ----------------  ----------------- ---------------

       Net interest income after provision for loan losses      1,198,576             898,875         3,654,971         2,628,509
                                                           ------------------  ----------------  ----------------- ---------------

Noninterest income:
   Loan servicing and other fees                                   58,806              76,244           172,157           174,819
   Net realized gains on sales of available-for-sale
        securities                                                     --                  --                --           739,475
   Net realized gains on sales of loans                           105,661              85,474           194,280           235,122
   Other income                                                   184,548             124,534           549,084           336,611
                                                           ------------------  ----------------  ----------------- ---------------

         Total other income                                       349,015             286,252           915,521         1,486,027
                                                           ------------------  ----------------  ----------------- ---------------

Noninterest expenses:
   Salaries and employee benefits                                 720,362             459,058         2,005,912         1,518,128
   Occupancy expense                                              212,201             146,256           610,044           439,446
   Deposit insurance premium                                       27,412              34,538            77,938           101,743
   Advertising                                                     37,191               7,847            67,432            29,323
   Real estate operations, net                                      4,301               5,770            16,726             5,324
   Professional fees                                               73,154              43,219           191,306           154,362
   Amortization of goodwill                                        36,270                  --           108,652                --
   Other expense                                                  303,442             281,700           952,902           898,389
                                                           ------------------  ----------------  ----------------- ---------------

               Total other expenses                             1,414,333             978,388         4,030,912         3,146,715
                                                           ------------------  ----------------  ----------------- ---------------

Income before income taxes                                        133,258             206,739           539,580           967,821

Income tax expense (benefit)                                       45,307             (88,460)          184,116          (147,193)
                                                           ------------------  ----------------  ----------------- ---------------

Net income                                                 $       87,951      $      295,199    $      355,464    $    1,115,014
                                                           ==================  ================  ================= ===============

Earnings per common share                                  $          .07      $          .24    $          .29    $          .90
                                                           ==================  ================  ================= ===============

Earnings per common share-assuming dilution                $          .07      $          .23    $          .28    $          .88
                                                           ==================  ================  ================= ===============


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                         See accountants' review report.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                         Common Stock       Treasury Stock
                                       ----------------- --------------------

                                                                                                        Capital
                                                                                                       in Excess
                               Comprehensive   Number               Number                Unearned       of Par     Retained
                                  Income      of shares   Amount   of Shares    Amount    ESOP Shares    Value      Earnings
                               -------------  ---------  --------  ---------  ----------  -----------  ----------- ----------
Balance at December  31, 1999                 1,244,016  $ 12,440      5,642  $ (40,010)  $      --    $9,659,555  $1,754,815

Net income                     $   355,464         --        --         --         --            --          --       355,464

Net changes in unrealized
 depreciation on available-for-
 sale securities, net of tax       (15,414)        --        --         --         --            --          --          --
                               -------------

Total comprehensive income     $   340,050
                               =============

Common stock issued                             245,100     2,451       --         --            --     1,365,287        --

Common stock rights issued
 in lieu of directors' cash                        --        --         --         --            --        14,950        --
 compensation

Purchase of ESOP shares                            --        --         --         --      (1,350,000)       --          --

Purchases of treasury stock                        --        --        8,727    (62,012)         --          --          --

ESOP shares allocated                              --        --         --         --          29,917
                                              ---------  --------  ---------  ----------  -----------  ----------- ----------

Balance at September 30, 2000                 1,489,116  $ 14,891     14,369  $(102,022)  $(1,320,083) $11,039,792 $2,110,279
                                              =========  ========  =========  ==========  ===========  =========== ==========



                                Accumulated
                                  Other
                               Comprehensive
                                  Income
                                  (Loss)
                                    Net         Total
                                -----------  -----------
Balance at December  31, 1999   $  (73,368)  $11,313,432

Net income                            --         355,464

Net changes in unrealized
 depreciation on available-for-
 sale securities, net of tax       (15,414)      (15,414)

Total comprehensive income

Common stock issued                   --       1,367,738

Common stock rights issued
 in lieu of directors' cash
 compensation                         --          14,950

Purchase of ESOP shares               --      (1,350,000)

Purchases of treasury stock           --         (62,012)

ESOP shares allocated                             29,917
                                -----------  -----------

Balance at September 30, 2000   $  (88,782)  $11,654,075
                                ===========  ===========










    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                         See accountants' review report.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Nine Month Periods Ended
                                                                                                  September 30,
                                                                                      --------------------------------------
                                                                                            2000                 1999
                                                                                      ------------------  ------------------
Cash flows from operating activities:
   Net income                                                                         $        355,464    $      1,115,014
   Adjustments to reconcile net income to cash
    provided by operating activities:
     Depreciation                                                                              325,217             243,169
     Deferred income taxes                                                                     179,116            (127,240)
     Provision for loan losses charged                                                         116,378             312,672
     Amortization of premiums on investment securities                                          58,224              90,050
     Amortization of loan premiums, discounts and
       deferred fees, net                                                                      120,952              67,871
     Amortization of organizational costs                                                           --             115,162
     Amortization of goodwill                                                                  108,652                  --
     Gain on sale of loans held-for-sale                                                      (194,280)           (235,122)
     Proceeds from sales of loans held-for-sale                                              9,186,605          16,358,316
     Originations of loans held-for-sale                                                   (10,098,777)        (16,441,460)
     Common stock rights issued in lieu of directors
       compensation                                                                             14,950              15,000
     Gain on foreclosed real estate                                                                 --              (3,713)
     (Gain) loss on disposition of assets                                                        4,791              (5,944)
     Gain on sale of available-for-sale securities                                                  --            (739,475)
     Non-cash ESOP contribution                                                                 29,917                  --
     Net increase in accrued interest receivable and
       other assets                                                                            116,250            (584,172)
     Increase (decrease) in accrued expense and other
       liabilities                                                                             367,048            (169,661)
                                                                                      ------------------  ------------------

       Net cash provided by operating activities                                               690,507              10,467
                                                                                      ------------------  ------------------

Cash flows from investing activities:
   Proceeds from maturities and principal repayments
     of available-for-sale securities                                                        1,092,477           1,817,844
   Purchases of held-to-maturity securities                                                 (2,191,887)                 --
   Proceeds from maturities and principal repayments
     of held-to-maturity securities                                                          2,058,571           2,367,441
   Proceeds from sale of available-for-sale securities                                              --             746,409
   Purchase of available-for-sale securities                                                        --              (6,858)
   Purchase of FHLB stock                                                                      (49,642)            (77,200)
   Net (increase) decrease in certificates of deposit                                        1,249,000            (802,981)
   Net increase in loans                                                                   (10,926,909)        (10,124,194)
   Proceeds from sales of foreclosed real estate                                                    --              69,169
   Purchases of premises and equipment                                                      (1,488,964)           (229,289)
                                                                                      ------------------  ------------------

       Net cash used in investing activities                                               (10,257,354)         (6,239,659)
                                                                                      ------------------  ------------------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                                      13,521,670          (2,141,809)
   Net change in other borrowed funds                                                       (4,000,000)          7,300,000
   Net increase (decrease) in advance payments by
     borrowers for taxes and insurance                                                         138,644            (177,429)
   Purchase of treasury stock                                                                  (62,012)            (23,032)
   Proceeds from issuance of common stock                                                    1,367,738              37,124
   Repayment of debt                                                                           (29,917)                 --
                                                                                      ------------------  ------------------

       Net cash provided by financing activities                                            10,936,123           4,994,854
                                                                                      ------------------  ------------------

Increase (decrease) in cash and cash equivalents                                             1,369,276          (1,234,338)
Cash and cash equivalents at January 1                                                       7,874,748           5,232,708
                                                                                      ------------------  ------------------

Cash and cash equivalents at September 30                                             $      9,244,024    $      3,998,370
                                                                                      ==================  ==================
                                   (Continued)




ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)


                                                                                            Nine Month Periods Ended
                                                                                                  September 30,
                                                                                      --------------------------------------
                                                                                            2000                 1999
                                                                                      ------------------  ------------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                         $      4,037,063    $      3,271,517
     Income taxes                                                                                5,000              20,000
   Supplemental disclosure of non-cash investing and
    financing activities
       Real estate acquired in settlement of loans
                                                                                               482,985             409,568


















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

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2   SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value follows:


                                                    Amortized                 Gross unrealized                   Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  ------------------  -----------------  -----------------

AVAILABLE-FOR-SALE SECURITIES:

   September 30, 2000:
     Mortgage-backed securities:
       GNMA adjustable rate                      $       8,095,362  $            152    $         134,588  $      7,960,926
     Equity securities:
       FNMA common stock                                     6,858                --                   83             6,775
                                                 -----------------  ------------------  -----------------  -----------------
                                                 $       8,102,220  $            152    $         134,671  $      7,967,701
                                                 =================  ==================  =================  =================


   December 31, 1999:
     Mortgage-backed securities:
       GNMA adjustable rate                      $       9,231,129  $           4,565   $        115,728   $      9,119,966
                                                 =================  ==================  =================  =================



                                                    Amortized                 Gross unrealized                   Fair
                                                       Cost               Gains              Losses              Value
                                                 -----------------  ------------------  -----------------  -----------------

HELD-TO-MATURITY SECURITIES:

   September 30, 2000:
     Mortgage-backed securities:
       FNMA participation certificates           $         299,758  $              --   $           2,616  $         297,142
       FHLMC participation certificates                  1,566,663                 --              14,662          1,552,001
       GNMA fixed rate                                   1,750,754             17,395                  --          1,768,149
       FHLMC adjustable rate                               859,293                 --              24,914            834,379
     US government agency bonds                          1,000,000                 --               3,663            996,337
     Corporate bonds                                     1,191,948                493               4,341          1,188,100
     Trust preferred securities                            300,000                 --                  --            300,000
                                                 -----------------  ------------------  -----------------  -----------------

                                                 $       6,968,416  $          17,888   $          50,196  $       6,936,108
                                                 =================  ==================  =================  =================

   December 31, 1999:
     Mortgage-backed securities:
       FNMA participation certificates           $       1,515,252  $              --   $          15,801  $       1,499,451
       FHLMC participation certificates                  2,175,614                 --              21,716          2,153,898
       FHLMC adjustable rate                               969,828                 --              37,607            932,221
     US government agency bonds                          1,000,000                 --               4,146            995,854
     Corporate bonds                                       896,197                 --               7,877            888,320
     Trust preferred securities                            300,000             13,500               3,750            309,750
                                                 -----------------  ------------------  -----------------  -----------------

                                                 $       6,856,891  $          13,500   $          90,897  $       6,779,494
                                                 =================  ==================  =================  =================


ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3   LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follows:


                                                                     Gross unrealized
                                                        --------------------------------------------
                                Amortized cost                Gains                    Losses                 Fair value
                              -------------------       -------------------      -------------------      -------------------

September 30, 2000            $       1,285,105         $          31,344        $              --        $       1,316,449
December 31, 1999                       183,850                     3,325                       --                  187,175



NOTE 4   LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:


                                                                                       September 30,        December 31,
                                                                                            2000                1999
                                                                                      -----------------  -------------------

First mortgage loans:
   Conventional                                                                       $      84,233,851  $        78,163,131
   FHA insured and VA guaranteed                                                              6,903,878            6,350,481
Consumer and installment loans                                                               19,840,287           17,472,395
Construction loans                                                                              511,500              569,176
Other                                                                                         4,552,938            3,664,735
                                                                                      -----------------  -------------------

                                                                                            116,042,454          106,219,918

Less:
   Loans in process                                                                             152,681              413,520
   Unearned discounts, deferred loan fees, and other                                            885,157              765,271
   Allowance for loan losses                                                                    621,122              864,317
                                                                                      -----------------  -------------------

                                                                                      $     114,383,494  $       104,176,810
                                                                                      =================  ===================


An analysis of the changes in allowance for loan losses follows:


                                                                                   Nine Months Ended        Year Ended
                                                                                  September 30, 2000     December 31, 1999
                                                                                 ---------------------- --------------------

Balance at beginning of year                                                     $        864,317       $         600,984

Loans charged-off                                                                        (124,289)               (341,775)
Recoveries                                                                                 14,715                  31,288
                                                                                 ---------------------- --------------------

       Net loans charged-off                                                             (109,574)               (310,487)
Provision for loan losses charged to operations                                           116,379                 323,820
Acquired general valuation allowance                                                     (250,000)                250,000
                                                                                 ---------------------- --------------------

Balance at end of period                                                         $        621,122       $         864,317
                                                                                 ====================== ====================


ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4   LOANS RECEIVABLE (CONTINUED)

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:


                                                                                   Nine Months Ended        Year Ended
                                                                                  September 30, 2000     December 31, 1999
                                                                                 ---------------------- --------------------

Balance at beginning of year                                                     $      1,300,285       $      2,272,616
Loans originated                                                                           65,110                217,074
Loan principal payments and other reductions                                             (100,551)            (1,189,405)
                                                                                 ---------------------- --------------------

Balance at end of period                                                         $      1,264,844       $      1,300,285
                                                                                 ====================== ====================



NOTE 5   NON-PERFORMING ASSETS


The composition of the Bank's portfolio of non-performing assets is shown in the following table:


                                                                              September 30, 2000        December 31, 1999
                                                                            -----------------------     ---------------------

Non-accruing loans*                                                         $         132,665           $       124,431
Past due 90 days or more and still accruing                                               --                        --
Real estate owned                                                                     561,585                   187,778
                                                                            -----------------------     ---------------------

Total non-performing assets                                                 $         694,250           $       312,209
                                                                            =======================     =====================

Ratio of non-performing assets to total assets                                         0.45%                    0.22%
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

A reconciliation between basic and diluted weighted average common shares outstanding follows:


                                                        Three Months Ended                     Nine Months Ended
                                                            September 30,                          September 30,
                                                 -------------------------------------  ------------------------------------
                                                       2000               1999                2000               1999
                                                 -------------------------------------  ------------------------------------

Weighted average common
     shares - Basic*                                  1,248,047          1,239,262           1,244,032          1,238,908

Plus effect of dilutive securities:
   Stock Options                                          6,470             26,914               9,338             21,952
   Shares held by Rabbi Trust                            13,789              4,222              11,624              2,864
                                                 -----------------  ------------------  -----------------  -----------------

Weighted average common
     shares - Assuming Dilution                       1,268,306          1,270,398           1,264,994          1,263,724
                                                 =================  ==================  =================  =================


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


FINANCIAL CONDITION

Total assets for the Company increased by $11,688,088 or 8.24%, from December 31, 1999 to September 30, 2000. The increase in assets was primarily due to an increase of approximately $10.2 million in loans receivable from December 31, 1999 to September 30, 2000.

Total liabilities increased by $11,347,445 or 8.70%, for the nine-month period ended September 30, 2000. An increase of $13.5 million or 11.04% in deposits was the cause of the increase in total liabilities. The opening of a branch in Albuquerque, New Mexico in June 2000 was the primary cause of the increase in deposits. The increase in deposits was used to fund the increase in loans receivable and decrease FHLB advances by $4 million.

To support the institution's growth in Gallup and Albuquerque, the Company issued 240,000 new common shares of stock to an Employee Stock Ownership Plan
(ESOP), which was facilitated by a loan in the amount of $1,350,000 that was obtained from a third party lender. This transaction was consummated on May 1, 2000. The 240,000 shares are held in suspense until loan payments are made, at which time shares are allocated to ESOP participants. The first of these payments was made on August 1, 2000.

CAPITAL ADEQUACY AND LIQUIDITY

CAPITAL ADEQUACY - Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the implementation of Office of Thrift Supervision ("OTS") regulations on December 7, 1989 the Bank must have: (1) Tier 1 or core capital equal to 3% of adjusted total assets and (2) total capital equal to 8.0% of risk-weighted assets, which includes off-balance sheet items.

Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), to be deemed "well capitalized" the minimum ratios the Bank must have are:
(1) Tier 1 or core capital of 5% of adjusted total assets, (2) Tier 1 risk-based capital of 6% of risk-weighed assets, and (3) total risk-based capital of 10% of risk weighted assets.

The following table is a reconciliation of the Bank's capital for regulatory purposes at September 30, 2000 as reported to the OTS.


                                                                         Tier 1-            Tier 1-             Total
                                                                          Core             Risk-based         Risk-based
                                                                         Capital            Capital            Capital
                                                                    ------------------  -----------------  -----------------

Total regulatory assets                                             $    153,479,593
Net unrealized depreciation on
   available-for-sale securities, net                                         88,782
Less intangible assets disallowed for
   regulatory purposes                                                    (2,373,305)
                                                                    ------------------

Adjusted regulatory total assets                                    $    151,195,070
                                                                    ==================

Risk-based assets                                                                       $      99,792,000  $     99,792,000
                                                                                        =================  =================

Stockholders' equity                                                $     13,172,637    $     13,172,637   $     13,172,637
Net unrealized depreciation on
   available-for-sale securities, net                                         88,782              88,782             88,782
General valuation allowance                                                       --                  --            621,122
Less intangible assets disallowed for
regulatory purposes                                                       (2,373,305)         (2,373,305)        (2,373,305)
                                                                    ------------------  -----------------  -----------------

Regulatory capital                                                        10,888,114          10,888,114         11,509,236
Regulatory capital required to be "well capitalized"                       7,559,754           5,987,520          9,979,200
                                                                    ------------------  -----------------  -----------------

Excess regulatory capital                                           $      3,328,360    $      4,900,594   $      1,530,036
                                                                    ==================  =================  =================

Bank's capital to adjusted regulatory assets                                   7.20%
                                                                    ==================

Bank's capital to risk-based assets                                                             10.91%               11.53%
                                                                                        =================  =================



LIQUIDITY

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan Bank ("FHLB") which provides a source of borrowings to the Bank for asset and asset/liability matching. FHLB borrowings were reduced from $14.25 million to $3.25 million from June 30, 2000 to September 30, 2000 primarily due to a $13.5 million increase in deposits.

RESULTS OF OPERATIONS


THREE-MONTH COMPARATIVE ANALYSIS FOR PERIODS SEPTEMBER 30, 2000 AND 1999

Net income for the three-months ended September 30, 2000 was $87,951 or $.07 per share compared to $295,199 or $.24 per share for the three-months ended September 30, 1999.

Net Interest Income. Net interest income before provision for loan losses increased by approximately $201,000 to $1,238,000 for the three-month period ended September 30, 2000 compared to $1,037,000 for the same period in 1999. Interest income for the quarter ended September 30, 2000 increased by $519,000 that was reduced by an increase in interest expense of $318,000, as compared to the quarter ended September 30, 1999. The increase in interest income was primarily due to an increase in loan receivable interest income of $444,000.

Provision for Loan Losses. The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of loans. During the third quarter of 2000, the provision for loan losses decreased by $99,000 to $39,000 compared to $138,000 in the third quarter of 1999.

Noninterest Income. During the three-months ended September 30, 2000, noninterest income increased by $63,000 to $349,000 compared to $286,000 in 1999. The increase in noninterest income for the quarter ended September 30, 2000 was primarily due to an increase in other income of $60,000 to $185,000, as compared to $125,000 for the quarter ended September 30, 1999. The increase in other income was primarily due to an increase in fees on deposit accounts, because of the purchase of branch facilities in Clovis and Gallup, New Mexico in November 1999 and the opening of a branch in Albuquerque, New Mexico in June 2000.

Noninterest Expense. Noninterest expense increased to $1,414,000 from $978,000 for the quarter ended September 30, 2000 compared to the same quarter in 1999. The $436,000 increase in noninterest expense was primarily due to an increase in salaries and employee benefits of $261,000. Other contributing factors to the increase in noninterest expense were increases in occupancy expense, amortization of goodwill, professional fees, and advertising of approximately $66,000, $36,000, $30,000, and $29,000, respectively. These increases in noninterest expense were primarily due to the purchase of branch facilities in Clovis and Gallup, New Mexico in November 1999 and the opening of a branch in Albuquerque, New Mexico in June 2000.

Provision for Income Taxes. The income tax expense for the quarter ended September 30, 2000 was an expense of $45,000 compared to a benefit of $88,000 in the quarter ended September 30, 1999. The net income tax benefit in 1999 was a result of a reduction in the valuation allowance relative to the deferred tax asset generated by net operating loss carryforwards during the quarter.

NINE-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Net income for the nine-months ended September 30, 2000 was $355,464 or $.29 per share compared to $1,115,014 or $.90 for the nine-months ended September 30, 1999.

Net Interest Income. Net interest income before provision for loan losses increased by approximately $830,000 to $3,771,000 for the nine-month period ended September 30, 2000 compared to $2,941,000 for the same period in 1999. The increase in net interest income before provision for loan losses was primarily caused by an increase in loan receivable interest income, which generated an additional $1,144,000 for the nine-months ended September 30, 2000 as compared to the same period from the prior year. The increase in net interest income was reduced by an increase of $403,000 in deposits interest expense.

Provision for Loan Losses. During the first nine-months of 2000, the provision for loan losses decreased to $116,000 compared to $313,000 in the first nine-months of 1999.

Noninterest Income. During the nine-months ended September 30, 2000, noninterest income decreased by $570,000 to $916,000 compared to $1,486,000 in 1999. The decrease in noninterest income was primarily due to a long-term capital gain on the sale of securities of $739,475 during the first quarter of 1999.

Noninterest Expense. Noninterest expense increased to $4,031,000 from $3,147,000 for the nine-months ended September 30, 2000 compared to the same period in 1999. The $884,000 increase in noninterest expense was primarily due to increases in salaries and employee benefits of $488,000, occupancy expense of $171,000, and amortization of goodwill of $109,000. These increases in noninterest expense were primarily due to the purchase of branch facilities in Clovis and Gallup, New Mexico in November 1999 and the opening of a branch in Albuquerque, New Mexico in June 2000.

Provision for Income Taxes. The income tax expense for the first nine-months of 2000 was an expense of $184,000 compared to a benefit of $147,000 in the nine-months ended September 30, 1999. The net income tax benefit in 1999 was a result of a reduction in the valuation allowance relative to the deferred tax asset generated by net operating loss carryforwards during the nine-months ended September 30, 1999.


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



                                    ACCESS ANYTIME BANCORP, INC.



         Date:  October 25, 2000    /s/ Norman R. Corzine
                                    ------------------------------------------
                                    Norman R. Corzine, Chairman of the Board,
                                    Chief Executive Officer
                                    (DULY AUTHORIZED REPRESENTATIVE)


         Date:  October 25, 2000    /s/ Ken Huey, Jr.
                                    -----------------------------------------
                                    Ken Huey, Jr., President, Chief Financial
                                    Officer and Director
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                                    (DULY AUTHORIZED REPRESENTATIVE)