Form 10KSB40
period 2000-12-31
ACCESS ANYTIME BANCORP INC
filed 2001-03-02
CIK 1024015

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-KSB
/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         The issuer's revenues for the year ended December 31, 2000, were $11,963,087.

         The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq Small-Cap Market as of February 26, 2001 was approximately $5,929,216. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

         As of February 26, 2001, the issuer had outstanding 1,241,173 shares of Common Stock, par value $0.01 per share, its only class of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated by reference into Part III of this Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer's 2001 Annual Meeting of Stockholders.

         Transitional Small Business Disclosure Format (check one):
Yes / /    No /X/

================================================================================

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----

                                                     PART I
Item 1.       Description of Business.................................................................      4
              Overview................................................................................      4
              Lending Activities......................................................................      4
                  General.............................................................................      4
                  Loan Portfolio Composition..........................................................      6
                  One-to-Four Family Residential Mortgage Lending.....................................      8
                  Multi-Family and Commercial Real Estate Lending.....................................      9
                  Commercial Business Lending.........................................................     10
                  Construction Lending................................................................     10
                  Consumer Lending....................................................................     10
                  Loan Servicing......................................................................     11
              Originations, Purchases and Sales of Loans..............................................     11
              Asset Quality...........................................................................     12
                  Delinquent Loans....................................................................     12
                  Non-Performing Assets...............................................................     13
                  Criticized Assets...................................................................     14
                  Allowance for Loan Losses...........................................................     14
              Investment Activities...................................................................     16
                  General.............................................................................     16
                  Other Investments...................................................................     18
              Sources of Funds........................................................................     18
                  The Company.........................................................................     18
                  The Bank............................................................................     18
                  Borrowings..........................................................................     22
              Subsidiary of the Bank..................................................................     22
              Regulation..............................................................................     22
                  General.............................................................................     22
                  Regulation of the Company...........................................................     23
                  Federal Securities Law..............................................................     23
                  Insurance of Accounts and Regulations by the FDIC...................................     24
                  Regulatory Capital Requirements.....................................................     24
                  Limitations on Dividends and Other Capital Distributions............................     26
                  Liquidity...........................................................................     26
                  Accounting..........................................................................     26
                  Qualified Thrift Lender Test........................................................     27
                  Community Reinvestment Act..........................................................     27
                  Transactions with Affiliates........................................................     27
                  Federal Home Loan Bank System.......................................................     28
                  Regulatory Environment for 2001 and Final Regulatory Actions for 2000...............     28
              Federal and State Taxation..............................................................     30
                  Federal Taxation....................................................................     30
                  State Taxation......................................................................     31
              New Accounting Standards................................................................     31
              Competition.............................................................................     32
              Employees...............................................................................     32

                                                       (Continued)


                                TABLE OF CONTENTS
                                   (CONTINUED)
                                                                                                         Page
                                                                                                         ----

Item 2.       Description of Property.................................................................     33

Item 3.       Legal Proceedings.......................................................................     33

Item 4.       Submission of Matters to a Vote of Security Holders.....................................     33

                                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters...................     34

Item 6.       Management's Discussion and Analysis or Plan of Operation...............................     35
                  Selected Consolidated Financial Highlights..........................................     35
                  General.............................................................................     37
                  Regulatory Matters..................................................................     38
                  Results of Operations...............................................................     39
                       Comparison of Years Ended December 31, 2000 and 1999...........................     41
                       Comparison of Years Ended December 31, 1999 and 1998...........................     41
                  Asset/Liability Management and Interest Rate Sensitivity............................     42
                  Liquidity and Capital Resources.....................................................     45
                  Asset Quality.......................................................................     46
                       Allowance for Loan Losses......................................................     46
                       Non-Performing Assets..........................................................     48
                       Investment Securities..........................................................     48
                  Off-Balance Sheet Financial Instruments.............................................     48
                  Income Taxes........................................................................     49
                  Impact of Inflation and Changing Prices.............................................     49
                  Impact of New Accounting Standards..................................................     49
                  Forward-Looking Statements..........................................................     50

Item 7.       Financial Statements....................................................................     50

Item 8.       Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosures...................................................................     50

                                                     PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.......................................     51

Item 10.      Executive Compensation..................................................................     51

Item 11.      Security Ownership of Certain Beneficial Owners and Management..........................     51

Item 12.      Certain Relationships and Related Transactions..........................................     51

Item 13.      Exhibits and Reports on Form 8-K........................................................     52

Signatures    ........................................................................................     54

Index to Consolidated Financial Statements............................................................    F-1

Glossary of Certain Terms.............................................................................    G-1

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

         The Bank is the largest financial institution headquartered in Clovis, New Mexico, with approximately $154 million in assets. The Bank conducts full service banking operations through five offices located in Clovis, Portales, Gallup, and Albuquerque, New Mexico. The Company's executive offices are located at 801 Pile Street, Clovis, New Mexico. The telephone number at that address is
(505) 762-4417. In general, the Bank has a normal lending territory, as defined by federal regulations, that includes all areas within the State of New Mexico, Arizona, and a 100 mile radius from the Company's main office in Clovis, New Mexico, which extends into the State of Texas.

         On November 5, 1999, the Bank purchased certain assets and assumed all of the liabilities of the Bank of Albuquerque's branch facilities located in Clovis and Gallup, New Mexico. The Bank assumed approximately $23.9 million in deposits and $2.3 million in net loans. The Bank opened a new full-service branch in Albuquerque, New Mexico in June 2000, which allowed the Bank to increase deposits, increase loans receivable, and further decrease FHLB borrowings in the last half of 2000.

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

         The Bank is engaged in the business of attracting deposits from the general public, making loans secured by first liens on single-family homes (primarily for sale into the secondary market), consumer and commercial loans, and investing in mortgage related securities. The principal sources of funds for the Bank's lending and investing activities include the sale of loans, principal payments and prepayments on loans and mortgage related securities, and deposits. The Bank's primary sources of income are income on loans and securities, loan servicing fees, income from deposit account service charges, and gains on the sale of loans and loan servicing. Its principal expenses are interest paid on deposits and borrowings and general operating expenses. The earnings of the Bank depend primarily on the differences between its income from lending and investment activities and the interest cost of its deposits and borrowings.

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

         It is the policy of the Bank to obtain a title insurance policy insuring that it has a valid lien on all property securing real estate loans. Hazard insurance or homeowner's policies should be obtained by the borrower prior to closing. If required by federal rules and regulations, flood insurance policies are obtained. Upon closing, most borrowers are required to advance funds for the establishment of a mortgage escrow account. Thereafter, the borrower makes contributions to this account along with monthly principal and interest payments. Disbursements are made from this account for items such as real estate taxes, hazard insurance premiums, and private mortgage insurance premiums.

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

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is limited generally to the greater of 15% of unimpaired capital and surplus or $500,000. At December 31, 2000, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was $1,744,879. The Bank had no loans in excess of the legal lending limit at December 31, 2000.

         LOAN PORTFOLIO COMPOSITION. The following table shows the composition of the Bank's loan portfolio in dollar amounts and in percentages as of dates indicated.

                                                                             December 31
                                         -------------------------------------------------------------------------------------
                                                    2000                         1999                         1998
                                         ---------------------------  ---------------------------  ---------------------------
                                            Amount        Percent        Amount        Percent        Amount        Percent
                                         -------------  ------------  -------------  ------------  -------------  ------------
                                                                            (In Thousands)
Real estate loans(a):
   Residential mortgage loans:
     One-to-four family.............     $    72,488       59.64%     $    66,791       62.88%     $    63,491       69.72%
     Multi-family...................             876        0.72              902        0.85              918        1.01
     Other dwelling units...........           1,317        1.08              502        0.47              539        0.59
   Commercial.......................          25,896       21.30           20,553       19.35           12,555       13.79
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total real estate loans......         100,577       82.74           88,748       83.55           77,503       85.11
                                         -------------  ------------  -------------  ------------  -------------  ------------

Other loans:
   Savings accounts.................             763        0.63              694        0.65              596        0.65
   Other consumer items(b)..........          20,214       16.63           16,778       15.80           12,964       14.24
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total other loans............          20,977       17.26           17,472       16.45           13,560       14.89
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total loans..................         121,554      100.00%         106,220      100.00%          91,063      100.00%
                                                        ============                 ============                 ============

Less:
   Loans in process.................             502                          414                          947
   Discounts, deferred loan fees
      and other.....................             892                          765                          706
   Allowance for loan losses........             681                          864                          601
                                         -------------                -------------                -------------

       Total loans receivable, net..     $   119,479                  $   104,177                  $    88,809
                                         =============                =============                =============

(a) Includes construction loans to be converted to permanent loans and refinanced loans.
(b) Includes, among other things, commercial, automobile, credit card and home improvement loans.

         The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate categories at the dates indicated.

                                                                             December 31
                                         -------------------------------------------------------------------------------------
                                                    2000                         1999                         1998
                                         ---------------------------  ---------------------------  ---------------------------
                                            Amount        Percent        Amount        Percent        Amount        Percent
                                         -------------  ------------  -------------  ------------  -------------  ------------
                                                                            (In Thousands)
Fixed-rate loans:
Real estate(a):
   Residential mortgage loans:
     One-to-four family.............     $    56,855       46.77%     $    54,802       51.59%     $    53,549       58.81%
     Multi-family...................             596        0.49              623        0.59              632        0.69
     Other dwelling units...........             234        0.19               99        0.09              125        0.14
   Commercial.......................          15,082       12.41           13,416       12.63           10,941       12.01
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total real estate loans......          72,767       59.86           68,940       64.90           65,247       71.65
                                         -------------  ------------  -------------  ------------  -------------  ------------

Other:
   Savings accounts.................             763        0.63              694        0.66              596        0.65
   Consumer(b)......................          15,395       12.67           13,747       12.94           12,371       13.59
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total other loans............          16,158       13.30           14,441       13.60           12,967       14.24
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total fixed-rate loans.......          88,925       73.16           83,381       78.50           78,214       85.89
                                         -------------  ------------  -------------  ------------  -------------  ------------

Adjustable-rate loans:
Real estate(a):
   Residential mortgage loans:
     One-to-four family.............          15,633       12.86           11,989       11.29            9,942       10.93
     Multi-family...................             280        0.23              279        0.26              286        0.31
     Other dwelling units...........           1,083        0.89              403        0.38              414        0.45
   Commercial.......................          10,814        8.90            7,137        6.72            1,614        1.77
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total real estate loans......          27,810       22.88           19,808       18.65           12,256       13.46

Consumer(b).........................           4,819        3.96            3,031        2.85              593        0.65
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total adjustable-rate loans..          32,629       26.84           22,839       21.50           12,849       14.11
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total loans receivable.......         121,554      100.00%         106,220      100.00%          91,063      100.00%
                                                        ============                 ============                 ============

Less:
   Loans in process.................             502                          414                          947
   Discounts, deferred loan fees
      and other.....................             892                          765                          706
   Allowance for loan losses........             681                          864                          601
                                         -------------                -------------                -------------

       Total loans receivable, net..     $   119,479                  $   104,177                  $    88,809
                                         =============                =============                =============

(a)  Includes construction loans to be converted to permanent loans and refinanced loans.
(b)  Includes, among other things, commercial, automobile, credit card and home improvement loans.


         The following table outlines the specific loan types with contractual maturity dates as of December 31, 2000. Loans which have adjustable or renegotiable rates are shown as maturing during the period when the contract is due. This schedule does not reflect the effects of possible principal prepayments by the borrower.

                                 Real Estate                              Non-Real Estate
                  ----------------------------------------   ------------------------------------------
                      Mortgages            Construction            Consumer         Commercial Business           Total
                   -------------------   -----------------   -------------------    -------------------     -------------------
                              Weighted            Weighted              Weighted                Weighted               Weighted
                              average             average               average                 average                average
                     Amount    rate      Amount     rate      Amount     rate        Amount       rate       Amount       rate
                   --------   --------  --------  --------   --------   --------    --------    --------    ---------  --------
                                                                   (In Thousands)
Within one year    $  6,739     9.53%   $  1,721   11.06%    $  4,375    9.83%      $  3,004      9.73%     $  15,839    9.82%
More than one
   year through
   two years          1,655     9.56          --      --        1,480   10.65             76      9.72          3,211   10.07
More than two
   years through
   three years        2,055     8.92          --      --        2,456   10.00            593      9.51          5,104    9.51
More than
   three years
   through
   five years         5,595    10.23          --      --        4,293    9.91          1,340      9.88         11,228   10.07
More than five
   years through
   ten years         14,223     8.11          --      --        1,339   10.06          1,637     10.06         17,199    8.45
More than ten
   years through
   fifteen years     45,078     7.42          --      --          207   10.32             --        --         45,285    7.43
More than
   fifteen years     23,511     7.92          --      --           --      --            177      9.34         23,688    7.93
                   --------   -------   --------  -------   ---------  -------      --------    -------     ---------  -------

Total loans
   receivable      $ 98,856     8.01%   $  1,721   11.06%    $ 14,150   10.00%      $  6,827      9.81%     $ 121,554    8.38%
                   ========   =======   ========  =======   =========  =======     =========    =======     =========  =======

         As of December 31, 2000 the total amount of loans with maturities longer than one year which had fixed interest rates was approximately $79 million and with floating or adjustable interest rates was approximately $27 million.

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

         During 1998, the Bank increased its loans receivable because of the increased volume in 15 year mortgage loan originations. Late in the last quarter of 1998, the Bank changed its strategy and began to sell all mortgage loan originations and servicing rights for 15 and 30 year originations. Loan originations slowed in the last half of 1999, which slowed down both originations and sales of loans receivable. The slow down in loan originations was primarily due to reduced activity in loan refinancing, which continued throughout 2000.

         The Bank's fixed-rate loans generally conform to secondary market standards (I.E., FHLMC, FNMA and GNMA standards) and have been primarily originated for sale in the secondary market. A portion of these loans has been originated pursuant to forward sales commitments.

         The Bank has offered ARM loans at rates, terms and fees determined in accordance with market and competitive factors. The programs currently offered are primarily designed to meet the standards and requirements of the secondary market for residential loans. The Bank's current one-to-four family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the

ARM loans originated by the Bank are subject to adjustment at stated intervals and are subject to annual and lifetime adjustment limits below and above the initial rate. Most of the Bank's ARM loans have interest rates which adjust annually based on a margin over one of several indices. These loans' annual and lifetime caps on interest rate increases may reduce the extent to which they can help protect the Bank against interest rate risk. The Bank has from time to time offered ARM loans at below the fully-indexed rate; however, borrowers of ARM loans are qualified at the fully-indexed rates.

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

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Bank's multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, retail stores and other properties, most of which are located in the Bank's normal lending territory. Also, the Bank originates multi-family and commercial real estate loans, subject to regulatory restrictions. Multi-family and commercial real estate loans generally are originated in amounts up to 75% of the appraised value of the property securing the loan. Commercial and multi-family loans are made at both fixed and adjustable interest rates for terms of up to 25 years. The terms and conditions of multi-family and commercial real estate loans are negotiated on a case-by-case basis.

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

         Multi-family and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family residential lending. Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. In addition, adjustable-rate multi-family and commercial real estate loans are subject to increased risk of delinquency or default as interest rates increase. The Bank has attempted to minimize these risks through its underwriting standards.

         COMMERCIAL BUSINESS LENDING. The Bank offers commercial business loans guaranteed by the SBA. The SBA program provides lenders with the ability to offer flexible terms and longer maturities on loans to small businesses and professionals. The program provides the lender a guaranteed portion (generally 75%-80%) of principal and interest. Since these loans are guaranteed, they generally offer minimal risk to the Bank. These loans are made with adjustable and fixed interest rates with maturities of up to 25 years, depending on the underlying collateral. The loans are approved by the SBA. The Bank intends to expand its commercial lending by utilizing the SBA program.

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

         CONSTRUCTION LENDING. The Bank originates loans to finance the construction of single-family residences and commercial businesses. Many of these loans are made to individuals who will ultimately be the owner-occupants of the residence. Such loans are generally made, although not required, with permanent financing on the constructed property to be provided by the Bank. Residential construction loans are generally made with a six month term on a fixed-rate, interest-only basis. Residential construction loans to owner-occupants are generally underwritten using the same criteria as for one-to-four family residential loans. Commercial construction loans are generally made with 12 to 24 month maturities. Loan proceeds are disbursed in increments as construction progresses and inspections warrant.

         Construction loans afford the Bank the opportunity to charge loan origination fees, to increase the frequency of repricing of its loan portfolio and to earn yields higher than those obtainable on loans secured by one-to-four family residential properties. The higher yields reflect the higher risks associated with construction lending, which include principally the difficulty in evaluating accurately the total funds required to complete a project and the post-completion value of the project. As a result, the Bank places a strong emphasis upon the borrower's ability to repay and the experience and expertise of the builder who has contracted to construct the property.

         CONSUMER LENDING. Management considers consumer lending to be an important component of its strategic plan. Specifically, consumer loans generally have shorter terms to maturity (thus reducing the Bank's exposure to changes in interest rates) and carry higher rates of interest than do residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Under applicable federal laws, the Bank is authorized to invest up to 35% of its assets in consumer loans excluding credit card and education loans.

         The Bank offers a variety of secured consumer loans, including home improvement loans, auto loans, personal lines of credit, equity lines of credit and loans secured by savings deposits. The Bank also offers unsecured and credit card loans. The Bank currently originates all of its consumer loans in its market area. Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. The Bank's consumer loans generally have fixed rates of interest.

         The Bank currently has several arrangements to originate consumer automobile and recreational vehicle loans on an indirect basis (I.E., where loan contracts are purchased from automobile and recreational vehicle retailers which have extended credit to their customers). The Bank applies the underwriting standards mentioned below in the approval process of purchasing these contracts. These loans have a fixed interest rate and maturities of 15 years or less. As of December 31, 2000, the Bank had $4,183,515 in indirect automobile and recreational vehicle contracts or 3.4% of its loan portfolio before net items.

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

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (at December 31, 2000, approximately $123,000, or 0.59% of the net consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

         LOAN SERVICING. In December 1998, the Bank sold its loan servicing portfolio of approximately $100 million to a New Mexico loan servicer. The fee for selling loans with servicing released is generally 1/4% to 1 3/4%. During 1999 and 2000, the Bank retained loan servicing on certain of the one-to-four family mortgages sold.

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

         On November 5, 1999, the Bank purchased approximately $2.3 million of whole loans in connection with the acquisition of two branches in New Mexico. The Bank had no outstanding commitments to purchase any loans or mortgage-backed securities at December 31, 2000. At the same date, the Bank had loan origination commitments of $496,950 and commitments to sell residential loans of $1,318,130. The Bank expects to continue to sell most of its residential mortgage loans in order to enhance liquidity and to maintain its risk-based capital position.

         The following table sets forth the principal amount of the Bank's loan origination, purchase and sales activity for the periods indicated.



                                                                                             Year Ended December 31
                                                                                    ------------------------------------------
                                                                                        2000          1999           1998
                                                                                    -------------  ------------  -------------
                                                                                                 (In Thousands)
Originations by loan type
Fixed-rate:
    Construction loans.................................................             $    3,050     $    3,644    $    1,888
    Mortgage loans.....................................................                 21,169         31,967        41,518
    Consumer loans (2).................................................                 11,407          6,337         9,671
    Loans refinanced...................................................                  2,490          5,512        11,214
Adjustable-rate:
    Construction loans.................................................                  1,750             --            --
    Mortgage loans.....................................................                 10,405          2,270         1,507
    Consumer loans (2).................................................                  1,895          5,858         1,084
    Loans refinanced...................................................                    784             45           765
                                                                                    -------------  ------------  -------------

          Total loans originated.......................................                 52,950         55,633        67,647
                                                                                    -------------  ------------  -------------

Purchases:
    Loans purchased....................................................                  2,941          2,267            --
                                                                                    -------------  ------------  -------------

Sales and repayments:
    Sales (1)..........................................................                 11,812         19,375        13,128
    Principal repayments...............................................                 28,778         24,500        22,595
                                                                                    -------------  ------------  -------------

          Total reductions.............................................                 40,590         43,875        35,723
                                                                                    -------------  ------------  -------------

Increase (decrease) in other items, net................................                    638            671          (730)
                                                                                    -------------  ------------  -------------

          Net increase (3).............................................             $   15,939     $   14,696    $   31,194
                                                                                    =============  ============  =============


(1) Consists entirely of one-to-four family fixed-rate loans
(2) Includes non-mortgage commercial loans
(3) Includes changes in loans held-for-sale


ASSET QUALITY

         DELINQUENT LOANS. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. In the case of residential loans, a late notice is sent 16 days after the due date. If the delinquency is not cured by the thirtieth day, the borrower is contacted by telephone or a letter is sent. Additional written and verbal contacts are made with the borrower between 35 and 70 days after the due date.

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

         The following table sets forth the Bank's loan delinquencies by type, amount, and percentage of type at December 31, 2000.



                                                    Loans Delinquent For
                               --------------------------------------------------------------
                                                                                                  Total Loans Delinquent
                                         60-89 Days                   90 Days And Over                60 Days or More
                               ------------------------------  ------------------------------  -----------------------------
                                                    Percent                         Percent                         Percent
                                                    of loan                         of loan                         of loan
                                Number     Amount   category    Number    Amount    category    Number    Amount    category
                               ---------  --------- ---------  --------- ---------  ---------  --------  ---------  --------
                                                                      (In Thousands)
Mortgage loans:
    One-to-four family...             1   $    60     0.08%           4  $    91       0.13%          5  $   151      0.21%
    Other dwelling units.            --        --       --           --       --         --          --       --        --
    Commercial real
     estate..............             1        18     0.07            1      108       0.40           2      126      0.46
Consumer loans...........             8        42     0.20           10       81       0.39          18      123      0.59
                               ---------  ---------            --------- ---------             --------  ---------

Total loans..............            10   $   120     0.10%          15  $   280       0.23%         25  $   400      0.33%
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



                                                                                                   December 31
                                                                                    ------------------------------------------
                                                                                        2000          1999           1998
                                                                                    -------------  ------------  -------------
                                                                                                 (In Thousands)
Non-accrual loans (1)..................................................             $      280     $      125    $      349
Past due 90 days or more and still accruing............................                     --             --            --
Real estate owned (2)..................................................                    154            188           166
                                                                                    -------------  ------------  -------------

Total non-performing assets............................................             $      434     $      313    $      515
                                                                                    =============  ============  =============

Ratio of non-performing assets to total assets.........................                  0.28%          0.22%         0.42%
                                                                                    =============  ============  =============


(1) Generally refers to loans that are contractually delinquent (i.e., payments were due and unpaid for more than 90 days).

(2) Refers to real estate acquired by the Bank through foreclosure or voluntary deed in lieu of loan foreclosure.

         For the year ended December 31, 2000, gross interest income which would have been recorded had the non-accruing loans and renegotiated loans been current in accordance with their original terms amounted to $17,315. The amount that was included in interest income on such loans was $0 for the year ended December 31, 2000.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Criticized assets of the Bank at December 31, 2000 were as follows:



                                                                                                          December 31, 2000
                                                                                                         --------------------
                                                                                                           (In Thousands)
Substandard............................................................                                  $             888
Doubtful...............................................................                                                 --
Loss...................................................................                                                 --
                                                                                                         --------------------

Total classified assets................................................                                                888
Special mention assets.................................................                                              4,408
                                                                                                         --------------------

Total criticized assets................................................                                  $           5,296
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

         The following table sets forth an analysis of the Bank's allowance for loan losses for the years indicated.



                                                                                Year ended December 31
                                                       -----------------------------------------------------------------------
                                                           2000          1999            1998          1997           1996
                                                       -------------  ------------  -------------  ------------  -------------
                                                                                    (In Thousands)
Balance at beginning of year..............             $      864     $      601    $      527     $      429    $      428

Provision charged ........................                    199            324           238            118            14
Acquired general valuation allowance......                   (250)           250            --             --            --

Charge-offs:
Mortgage loans:
    Single family.........................                     --             --            --             (2)           --
    Commercial real estate................                     --             --            --             --            --
Consumer loans and other..................                   (151)          (342)         (190)           (60)          (18)

Recoveries:
Mortgage loans:
    Single family.........................                     --             --            --             21             2
    Commercial real estate................                     --             --            --             --            --
Consumer loans and other..................                     19             31            26             21             3
                                                       -------------  ------------  -------------  ------------  -------------

Balances at end of year...................             $      681     $      864    $      601     $      527    $      429
                                                       =============  ============  =============  ============  =============

Ratio of net charge-offs during the period
    to average loans outstanding during
    the period............................                  0.12%          0.32%         0.22%          0.04%         0.03%
                                                       =============  ============  =============  ============  =============

Allowance for loan losses to
    non-performing assets, at the end of
    year..................................                156.91%        276.84%       116.62%        634.94%        25.06%
                                                       =============  ============  =============  ============  =============

Allowance for loan losses to total loans,
    at the end of year....................                  0.57%          0.83%         0.68%          0.91%         0.94%
                                                       =============  ============  =============  ============  =============


INVESTMENT ACTIVITIES

         GENERAL. The Bank has maintained levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. For the month of December 2000, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 9.06%.

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

         The Bank has a portfolio of mortgage-backed securities. Historically, most of the Bank's mortgage-backed securities were long-term, fixed-rate federal agency securities. In recent years, the Bank purchased other types of mortgage-backed securities consistent with its asset/liability management and balance sheet objectives. At December 31, 2000, approximately $9 million or 76% of the Bank's mortgage-backed securities carried adjustable rates of interest. The Bank's recent policy is to reduce mortgage-backed securities balances and increase loans for yield enhancement.

         Under the OTS' risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk-weighting and FNMA, FHLMC and AA- or higher rated mortgage-backed securities have a 20% risk-weighting. None of the mortgage-backed securities held by the Bank had a risk-weight for regulatory capital purposes above 20%.

         All of the Bank's mortgage-backed securities are backed by FHLMC, GNMA or FNMA, or are rated AA or higher. Accordingly, management believes that the Bank's mortgage-backed securities generally are resistant to credit problems.

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

         The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.



                                                                             December 31
                                         -------------------------------------------------------------------------------------
                                                    2000                         1999                         1998
                                         ---------------------------  ---------------------------  ---------------------------
                                           Carrying        % of         Carrying        % of         Carrying        % of
                                            value          total         value          total         value          total
                                         -------------  ------------  -------------  ------------  -------------  ------------
                                                                            (In Thousands)
Available-for-sale:
Mortgage-backed securities:
   GNMA adjustable rate.............     $     7,631       99.9%      $     9,120      100.0%      $    11,426      100.0%
Equity securities:
   FNMA common stock................               8        0.1                --        --                 --        --
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total available-for-sale.....     $     7,639      100.0%      $     9,120      100.0%      $    11,426      100.0%
                                         =============  ============  =============  ============  =============  ============

Held-to-maturity:
Mortgage-backed securities:
   FNMA participation certificates..     $       130        2.1%      $     1,515       22.1%      $     2,861       38.0%
   FHLMC participation certificates.             973       16.0             2,176       31.7             3,356       44.6
   GNMA fixed rate..................           1,656       27.2                --        --                 --        --
   FHLMC adjustable rate............             839       13.8               970       14.1             1,311       17.4
US Agency bonds.....................           1,000       16.4             1,000       14.6                --        --
Corporate bonds.....................           1,193       19.6               896       13.1                --        --
Trust preferred securities..........             300        4.9               300        4.4                --        --
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total held-to-maturity.......           6,091      100.0%            6,857      100.0%            7,528      100.0%
                                         -------------  ============  -------------  ============  -------------  ============

FHLB stock..........................             945                          880                          790
                                         -------------                -------------                -------------


Other interest-earning assets:
   Interest-bearing deposits with
     banks..........................           3,796                        5,092                        2,590
                                         -------------                -------------                -------------

       Total........................     $    18,471                  $    21,949                  $    22,334
                                         =============                =============                =============

Average remaining life excluding
   other-interest-earning assets
   and FHLB stock (does not include
   prepayment assumptions)                  13 years                     11 years                     14 years


         The following table sets forth the composition and contractual maturities of the Bank's investment securities.



                                                                     December 31, 2000
                              --------------------------------------------------------------------------------------------------
                                                                                                     Total investment securities
                                                                                                     ---------------------------
                                Within        1 to 5        5 to 10       10 to 20       Over 20      Amortized       Market
                               one year        years         years          years         years         cost           value
                              ------------  ------------  ------------  -------------  ------------  ------------  -------------
                                                                       (In Thousands)
Available-for-sale:
Mortgage-backed securities:
  GNMA adjustable rate.....   $        --   $        --   $        --   $     2,060    $     5,639   $     7,699   $     7,631
Equity securities:
  FNMA common stock........            --            --            --            --              7             7             8
                              ------------  ------------  ------------  -------------  ------------  ------------  -------------
    Total securities
      available-for-sale...   $        --   $        --   $        --   $     2,060    $     5,646   $     7,706   $     7,639
                              ============  ============  ============  =============  ============  ============  =============

Weighted average yield.....            --%           --%           --%        6.79%          7.07%         6.99%
                              ============  ============  ============  =============  ============  ============



                                                                     December 31, 2000
                              --------------------------------------------------------------------------------------------------
                                                                                                     Total investment securities
                                                                                                     ---------------------------
                                Within        1 to 5        5 to 10       10 to 20       Over 20      Amortized       Market
                               one year        years         years         years          years         cost           value
                              ------------  ------------  ------------  -------------  ------------  ------------  -------------
                                                                       (In Thousands)
Held-to-maturity:
Mortgage-backed securities:
  FNMA participation
   certificates............   $       130   $        --   $        --   $        --    $        --   $       130   $       129
  FHLMC participation
   certificates............           973            --            --            --             --           973           966
GNMA fixed rate............            --            --            --            --          1,656         1,656         1,700
  FHLMC adjustable-rate
   certificates............            --            --            --           386            453           839           824
US Agency bonds............         1,000            --            --            --             --         1,000         1,004
Corporate bonds............           500           693            --            --             --         1,193         1,199
Trust preferred securities.            --            --           200            --            100           300           289
                              ------------  ------------  ------------  -------------  ------------  ------------  -------------

    Total securities
      held-to-maturity.....   $     2,603   $       693   $       200   $       386    $     2,209   $     6,091   $     6,111
                              ============  ============  ============  =============  ============  ============  =============

Weighted average yield.....         6.36%         6.96%         9.60%         5.96%           7.46%        6.91%
                              ============  ============  ============  =============  ============  ============


         OTHER INVESTMENTS. At December 31, 2000, the Bank's fixed-rate interest bearing deposits with banks were $3,796,000 or 2.46% of total assets. As of such date, the Bank also had a $944,600 investment in FHLB stock. At December 31, 1999, the Bank's investment in stock of the FHLB was in an amount required by the FHLB. It is the Bank's general policy to purchase investment securities, which are U.S. Government securities and federal agency obligations, and other issues that are rated investment grade or have credit enhancements.

SOURCES OF FUNDS

         THE COMPANY. The Company's primary sources of funds are dividends from the Bank, borrowings from the Bank in the form of advances and outside borrowings. The Bank paid dividends to the Company of $0 and $0 in the years ended December 31, 2000 and 1999, respectively. The Bank had advances of $50,718 and $0 to the Company at December 31, 2000 and 1999, respectively.

         At December 31, 2000 and 1999, the Company had lines of credit totaling $200,000 and $260,000 respectively, from other banks. Borrowings outstanding under these arrangements were $200,000 and $0 at December 31, 2000 and 1999, respectively. The lines of credit bear market rates of interest and borrowings thereunder are to be used for general Company purposes. The borrowing arrangement at December 31, 2000 matures on September 20, 2001.

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

         The flow of deposits is influenced significantly by general economic conditions, changes in money markets and prevailing interest rates and competition. During 1998, the Bank increased its deposits in order to increase loans receivable. During the first ten months of 1999, the Bank borrowed on a short-term basis through FHLB advances to increase its loans receivable. On November 5, 1999, the Bank acquired two branches in Gallup and Clovis, New Mexico. The purchase of approximately $23.9 million of deposits allowed the Bank to pay off the short-term FHLB advances. The Bank opened a new full-service branch in Albuquerque, New Mexico in June 2000, which allowed the Bank to increase deposits, increase loans receivable, and further decrease FHLB borrowings in the last half of 2000.

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

         The following tables set forth the deposits in the various programs offered by the Bank at the dates indicated:



                Balance at                      Balance at                       Balance at                      Balance at
                 December    % of    Increase    December    % of     Increase    December   % of      Increase   December
                 31, 2000  deposits (decrease)   31, 1999  deposits  (decrease)   31, 1998  deposits  (decrease)  31, 1997
                ---------- -------- ---------- ----------- --------- ----------- ---------- --------  ---------- -----------
                                                               (In Thousands)
Transactional
  accounts      $  19,660    14.32% $   2,427  $  17,233     14.07%  $   5,328   $  11,905    11.34%  $   1,920  $   9,985
Jumbo CDs          14,745    10.74      4,911      9,834      8.03         513       9,321     8.87       1,025      8,296
Savings
  accounts          6,075     4.43       (928)     7,003      5.72         665       6,338     6.03        (589)     6,927
Money market
  deposit
  accounts         22,298    16.24     (1,791)    24,089     19.67       5,335      18,754    17.85       3,043     15,711
IRA accounts       10,668     7.77     (1,206)    11,874      9.69       2,333       9,541     9.08          90      9,451
Other CDs          63,830    46.50     11,383     52,447     42.82       3,261      49,186    46.83       2,144     47,042
                ---------- -------- ---------- ----------- --------- ----------- ---------- --------  ---------- -----------

                $ 137,276   100.00% $  14,796  $ 122,480    100.00%  $  17,435   $ 105,045   100.00%  $   7,633  $  97,412
                ========== ======== ========== =========== ========= =========== ========== ========  ========== ===========



                                       December 31, 2000                December 31, 1999                December 31, 1998
                               -------------------------------- -------------------------------- --------------------------------
                                Weighted                         Weighted                         Weighted
                                average              Percentage  average              Percentage  average              Percentage
  Minimum                       interest              of total   interest              of total   interest              of total
  amount         Category         rate     Balance    deposits     rate     Balance    deposits     rate     Balance    deposits
------------ ----------------- ---------- ---------- ---------- --------- ----------- ---------- ---------- ---------- ----------
                                                                        (In Thousands)
$    100     Transactional
              accounts
              zero-rate             0.00% $  11,030      8.03%      0.00% $   8,033       6.56%      0.00%  $  4,474      4.26%
     100     Transactional
              accounts              0.92      8,630      6.29       1.02      9,200       7.51       1.11      7,431      7.08
   1,000     Money market           2.41      6,605      4.81       2.56      9,201       7.51       2.81      5,837      5.55
     100     Savings accounts       1.50      6,075      4.43       2.00      7,003       5.72       2.25      6,338      6.03
   2,500     Access money
              market                4.44     15,693     11.43       3.82     14,888      12.16       4.26     12,917     12.30

             Certificates of
              Deposit
   1,000     30-60 day CDs          2.87         53      0.04       2.91        211       0.17       4.80      2,576      2.45
   1,000     91 day CDs             5.21      1,444      1.05       4.01      2,300       1.88       3.94        828      0.79
   1,000     6 month CDs            5.67     11,944      8.70       4.33     12,699      10.37       4.83     12,591     11.99
   1,000     9 month CDs            6.75      5,481      3.99         --         --         --         --         --        --
   1,000     1 year CDs             5.79     21,183     15.45       4.51     20,113      16.41       5.01     17,667     16.82
   1,000     14 month CDs           6.95      8,840      6.44         --         --         --         --         --        --
   1,000     18 month CDs           5.49      3,905      2.84       4.74      3,317       2.71       5.19      2,322      2.21
   1,000     2 year CDs             4.92      2,741      2.00       4.89      3,992       3.26       5.09      4,255      4.05
   1,000     30 month CDs           4.59      1,748      1.27       5.01      2,688       2.19       5.08      2,799      2.66
   1,000     3 year CDs             5.60      1,914      1.39       5.50      1,745       1.42         --          --       --
   1,000     4 year CDs             5.11      1,514      1.10       5.07      1,550       1.27       5.74      2,104      2.00
   1,000     5 year CDs             5.54      3,063      2.23       5.74      3,832       3.13       5.81      4,044      3.86
  90,000     Jumbo CDs              6.18     14,745     10.74       4.91      9,834       8.03       5.29      9,321      8.87
     100     IRA floating
              rate                  4.55      2,741      2.00       4.87      4,501       3.67       4.81      4,024      3.82
     100     1 year IRA             5.08      3,026      2.20       4.41      2,410       1.97       5.09      2,041      1.94
     100     15 month IRA           5.84        357      0.26         --         --         --         --         --        --
     100     2 year IRA             4.26         66      0.05       4.80        231       0.19       5.45         81      0.08
     100     3 year IRA             5.40      2,197      1.60       5.19      2,003       1.64       5.30        921      0.88
     100     5 year IRA             5.66      2,281      1.66       5.81      2,729       2.23       5.91      2,474      2.36
                               ---------- ---------- ---------- --------- ----------- --------- ---------- ---------- ----------

                                    4.54% $ 137,276    100.00%      3.72% $ 122,480     100.00%      4.21% $ 105,045    100.00%
                               ========== ========== ========== ========= =========== ========= ========== ========== ==========


         The following table sets forth the savings flows of the Bank during the periods indicated. Net deposits (withdrawals) refer to the amount of deposits during a period less the amount of withdrawals during the same period. Deposit flows at savings institutions may also be influenced by external factors such as governmental credit policies and depositors' perceptions of the adequacy of federal insurance of accounts.



                                                                                             Year Ended December 31
                                                                                    ------------------------------------------
                                                                                        2000          1999           1998
                                                                                    -------------  ------------  -------------
                                                                                                 (In Thousands)
Deposits acquired......................................................             $       --     $   23,892    $       --
Net deposits (withdrawals) before interest credited....................                  9,623        (10,798)        3,358
Interest credited......................................................                  5,173          4,341         4,275
                                                                                    -------------  ------------  -------------

          Net increase in deposits.....................................             $   14,796     $   17,435    $    7,633
                                                                                    =============  ============  =============

Percent increase.......................................................                 12.08%         16.60%         7.84%


         The following table shows interest rate and maturity information for the Bank's time deposits as of December 31, 2000.


                                  0.00-           3.00-           5.00-            7.00-                          Percent
                                  2.99%           4.99%           6.99%            8.99%           Total         of total
                              --------------  --------------  --------------   --------------  --------------  --------------
                                                                      (In Thousands)
Time deposits maturing
in quarter ending:

March 31, 2001...........     $         227   $       6,050   $      17,422    $          --   $      23,699        26.56%
June 30, 2001............                21           2,667          14,906               --          17,594        19.71
September 30, 2001.......                --           1,026          21,307               --          22,333        25.02
December 31, 2001........                --             625          11,826               --          12,451        13.95
March 31, 2002...........                 -             161           1,457               --           1,618         1.81
June 30, 2002............                --             121           2,289               --           2,410         2.70
September 30, 2002.......                --             348           1,698               --           2,046         2.29
December 31, 2002........                --             190           1,527               --           1,717         1.92
March 31, 2003...........                --             237           1,726               --           1,963         2.20
June 30, 2003............                --             134             547               --             681         0.76
September 30, 2003.......                --              94             441               --             535         0.60
December 31, 2003........                --              44             690               --             734         0.82
Thereafter...............                --             629             674              159           1,462         1.66
                              --------------  --------------  --------------   --------------  --------------  --------------

     Total                    $         248   $      12,326   $      76,510    $         159   $      89,243       100.00%
                              ==============  ==============  ==============   ==============  ==============  ==============

     Percent of total                  0.28%          13.81%          85.73%            0.18%         100.00%
                              ==============  ==============  ==============   ==============  ==============


         The following table indicates the amount of the Bank's time deposits by size or from public entities, by time remaining until maturity as of December 31, 2000.


                                                                         Maturity
                                              ---------------------------------------------------------------
                                                                  Over             Over
                                                3 months         3 to 6           6 to 12          Over
                                                 or less         months           months         12 months         Total
                                              --------------  --------------   --------------  --------------  --------------

                                                                              (In Thousands)
Time deposits of $100,000 or less.....        $      15,764   $      14,918    $      26,603   $      12,373   $      69,658

Time deposits over $100,000...........                2,533           1,278            3,677             794           8,282

Public funds(1).........................              5,400           1,397            4,506              --          11,303
                                              --------------  --------------   --------------  --------------  --------------

Total time deposits...................        $      23,697   $      17,593    $      34,786   $      13,167   $      89,243
                                              ==============  ==============   ==============  ==============  ==============


----------------
(1)   Time deposits from government and other public entities.

         From time to time, the Bank has had greater amounts of public funds. The amount of public funds held by the Bank at December 31, 2000 and 1999 was $11,725,261 and $2,545,168, respectively. The Bank is required to pledge collateral or a letter of credit from FHLB for such funds. At December 31, 2000, the Bank had not issued any letters of credit relating to public funds.

         BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when there is a net outflow of deposits, when advances are a less costly source of funds or when funds from advances can be invested at a positive spread. In addition, the Bank has relied upon selected borrowings for short-term liquidity needs.

         The Bank may obtain advances from the FHLB of Dallas upon the security of its capital stock of the FHLB of Dallas and certain of its mortgage loans, investment securities and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2000, the Bank had $2,750,000 in FHLB borrowings outstanding, which allowed the Bank to increase the amount of its loans receivable.

         During fiscal 2000, the Bank utilized advances from FHLB of Dallas to cover funding of loans.

         The following table sets forth maximum balance, average balance, and average rate paid on FHLB advances for the period indicated.



                                                                                             Year ended December 31
                                                                                    ------------------------------------------
                                                                                        2000          1999           1998
                                                                                    -------------  ------------  -------------
                                                                                                 (In Thousands)
Maximum amount of borrowings outstanding...............................             $   16,500     $   16,450    $    5,750

Approximate average borrowings outstanding.............................             $    8,294     $    8,661    $    4,786

Approximate weighted average interest rate paid........................                   6.12%          5.38%         5.49%


SUBSIDIARY OF THE BANK

         In 1974, the Bank incorporated First Equity Development Corporation ("FEDCO"), a New Mexico corporation, as a wholly-owned subsidiary of the Bank. The directors and officers of FEDCO also serve as officers of the Bank. Prior to 1991, FEDCO's primary business was real estate acquisition, development and construction, and investment in the Bank's former data processing service bureau. FEDCO had $842 in cash at December 31, 2000 and 1999, and no other assets or liabilities and is currently an inactive corporation. Thrift institutions are permitted to invest an amount equal to 2% of their assets, through a subsidiary, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes.


REGULATION

         GENERAL. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the SAIF administered by the FDIC, and it is a member of the FHLB of Dallas. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. Such regulation and supervision establish a comprehensive framework of activities in which an institution may engage and are intended primarily for the protection of the insurance fund and depositors. The Company, as a unitary thrift holding company, is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the SEC under the federal securities laws.

         The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation and policies, whether by the OTS, the FDIC or action of the United States Congress, could have an impact on the Company, the Bank and the operations of both.

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

         FEDERAL SECURITIES LAW. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934 ("Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

         The OTS regulations establish special capitalization requirements for thrift associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for generally accepted accounting principles ("GAAP") purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital, with a five-year transition period beginning on July 1, 1990, for investments made before April 12, 1989. At December 31, 2000, the Bank had tangible capital of $10,951,038 or 7.21% of adjusted total assets (as defined by regulation), which was $8,673,682 above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. A thrift association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 2000, the Bank had core capital equal to $10,951,038 or 7.21% of adjusted total assets, which was $4,878,090 above the minimum leverage ratio requirement of 4% as in effect on that date.

         The OTS risk-based requirement requires thrift associations to have total capital of at least 8% of risk-weighted assets (as defined by regulation). Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a thrift association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2000, the Bank had no capital instruments that qualify as supplementary capital. In addition, general loss reserves at that date were less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investment (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 2000.

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

         At December 31, 2000, the Bank had risk-based capital of $11,632,524 or 11.42% of risk-weighted assets. This amount was $3,481,724 above the 8% requirement in effect on that date.

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

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against thrift associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

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

         In addition, short-term liquid assets (i.e., cash, certain time deposits, etc.) currently must constitute 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 2000, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 9.06%.

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

         QUALIFIED THRIFT LENDER TEST. All thrift associations, including the Bank, are required to meet a QTL test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the thrift association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2000, the Bank met the QTL test and has always met the test since its inception.

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

         The federal banking agencies, including the OTS, revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA, the Bank may be required to devote additional funds for investment and lending in its local community.

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

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals. At December 31, 2000, loans to directors, executive officers, and major stockholders were $1,279,920.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas. At December 31, 2000, the Bank had $944,600 in FHLB stock. The Bank has received dividends on its FHLB stock which have averaged 6.05% over the past five calendar years and were 6.37% for calendar year 2000. In addition, the Bank received a one-time special dividend of $14,400 in April 2000.

         For the year ended December 31, 2000, stock and cash dividends paid by the FHLB of Dallas to the Bank totaled $71,974 which constitutes a $26,112 increase from the amount of dividends received in fiscal year 1999. The $15,274 dividend received for the quarter ended December 2000 reflects an annualized rate of 6.52%.

         REGULATORY ENVIRONMENT FOR 2001 AND FINAL REGULATORY ACTIONS FOR 2000. The following summary presents a regulatory development report.


        AGENCY                                      FINAL ACTIONS                                       STATUS
-----------------------   ------------------------------------------------------         ---------------------------------
FRB                       Proposal to permit electronic delivery of federally              Now covered under new "E-
                          mandated disclosures under Regulations B, E, M, Z, and           Sign Act" effective October 1,
                          DD.                                                              2000.

FRB, FDIC, OCC, OTS       Revisions to risk-based capital requirements for certain         Effective immediately, but
                          securitized transactions.                                        compliance not mandatory until
                                                                                           October 1, 2001.

FRB                       Changes in Regulation Z requiring "more prominent"               Effective October 3, 2000, but
                          disclosure of APRs, fees, and other charges for credit and       compliance not mandatory until
                          charge card solicitation and applications.                       October 1, 2001.

FRB                       Increase in the exemption from HMDA reporting                    Effective December 31, 2000.
                          requirements to $31 million in assets.

FRB                       Approval for financial holding companies to act as               Effective January 22, 2001.
                          finders.

FRB                       Final rules for financial holding company qualification.         Effective February 3, 2001.



        AGENCY                                      FINAL ACTIONS                                       STATUS
-----------------------   ------------------------------------------------------         ---------------------------------

SEC                       Rule limiting use of external auditors to perform internal       Effective February 5, 2001.
                          audit functions. Banks with less than $200 million in
                          assets are exempt.

FDIC, FRB, OCC, OTS       Rule regarding consumer protection requirements and              Effective April 1, 2001.
                          disclosures for depository institution sale of insurance
                          products.

FRB, FDIC, OCC, OTS       Rule regarding disclosure of certain agreements made to          Effective April 1, 2001.
                          fulfill Community Reinvestment Act requirements ("CRA
                          Sunshine")


        AGENCY                               NEW PROPOSALS                                             STATUS
-----------------------   ------------------------------------------------------         ---------------------------------

FDIC, FRB, OCC, OTS       Proposed rules to implement Fair Credit Reporting Act            Comments were due by
                          requirements regarding sharing of consumer information           December 4, 2000.
                          with affiliates.

FDIC, FRB, OCC, OTS       Proposal to develop simplified capital requirements for          Comments were due by
                          "non-complex" institutions.                                      February 1, 2001.

FRB                       Proposal to expand activities permissible for financial          Comments due by March 2,
                          holding companies to include real estate brokerage and            2001.
                          real estate management services.

FRB                       Proposed changes in Regulation C regarding scope and             Comments due by March 9,
                          nature of reporting HMDA information.                            2001.

FRB                       Proposed amendments to Regulation Z addressing                   Comments due by March 9,
                          predatory lending issues.                                        2001.


        AGENCY                             STILL PENDING                                               STATUS
-----------------------   ------------------------------------------------------         ---------------------------------

FRB                       Proposed changes to Regulation E requiring posting of            Comment period closed August
                          ATM fees.                                                        18, 2000.

FASB                      Proposal to eliminate "pooling of interest" accounting           Still pending.
                          for mergers, requiring "purchase" method to be used in
                          the future and modify current accounting standards
                          relating to certain intangible assets.


         The impact of each of these items is currently under review by management to determine advantages and disadvantages relative to the shareholders.

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

         In August 1996, legislation was enacted that repeals the percentage of taxable income method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts were required to recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture was to occur over a six-year period, the commencement of which was delayed until the first taxable year beginning after December 31, 1998, provided the institution meets certain residential lending requirements. The legislation did not have a material impact on the Bank.

         In addition to regular income tax, corporations, including thrift institutions such as the Bank, generally are subject to a minimum tax. An alternative minimum tax ("AMT") is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The AMT is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including thrift associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of AMT income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a thrift institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the thrift's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2000, the Bank had no Excess. Under present law should the Bank cease to be a thrift institution, the Company would be required to recapture the Bank's bad debt reserves in its Excess.

         At December 31, 2000, the Company had remaining net operating loss ("NOL") carryforwards of approximately $3,860,000 for federal income tax purposes which expire in varying amounts through 2011. In addition, the AMT NOL carryforward and AMT credit carryforward were approximately $4,890,000 and $120,000, respectively, which expire in varying amounts through 2011. Investment tax credit carryforwards of approximately $38,000 expire in varying amounts through 2005.

         Section 382 of the Internal Revenue Code ("Code") provides that the aforementioned tax NOL carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year testing period. Due to the fact that the Company has a tax NOL carryforward, it is required to report changes in ownership of 5% or greater of stockholders annually to the Internal Revenue Service ("IRS"). The statute and applicable Treasury regulations are extremely complex. The Company believes that no change of ownership as defined in applicable Section 382 regulations occurred through the three-year testing period ended December 31, 2000. However, if such a change in ownership occurs, the annual use of the tax NOL carryforwards would be subject to an annual limitation.

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

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In July 1999, the FASB issued Statement No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which deferred the effective date of SFAS 133 to no later than January 1, 2001 for the Company's financial statements. SFAS 133 requires companies to record derivatives on the balance sheet at fair value. Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of FASB Statement No. 133. The Company will implement SFAS 133 on January 1, 2001 and this implementation is not expected to materially impact the Company's financial statements.

         In September 2000, the FASB issued Statement No. 140 ("SFAS 140"), ACCOUNTING FOR THE TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which replaces Statement No. 125 (of the same title). SFAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of SFAS 125's provisions. The collateral and disclosure provisions of SFAS 140 are effective for year-end 2000 financial statements. The other provisions of this Statement are effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The adoption of this standard is not expected to have a material impact to the Company.

COMPETITION

         The Bank's primary service area, which presently represents the principal operating activities of the Company, includes the New Mexico counties of Bernalillo, Cibola, Curry, De Baca, Los Alamos, McKinley, Roosevelt, Sandoval, Santa Fe, Torrance, Valencia, and the Texas counties of Parmer and Bailey. The Bank attracts all of its deposits and loans through its branch offices and its former loan production office, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other thrift institutions and commercial banks located in the same communities as well as brokerage firms and insurance companies.

EMPLOYEES

         As of December 31, 2000, the Bank had 53 full-time and 12 peak-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company's principal asset is the common stock of the Bank.

         The following table sets forth information relating to each of the Bank's current offices. Net book value and total investment figures are for land, building, furniture and fixtures.

                                                              Net book value at         Branch deposits at
            Location                     Date acquired       December 31, 2000(1)       December 31, 2000
------------------------------------   -----------------    ----------------------    ----------------------
MAIN OFFICE:
801 Pile Street                               1966               $  1,099,075              $  68,028,376
Clovis, New Mexico

BRANCH OFFICES:
Prince and Parkland Streets                   1978                    347,614                 14,097,627
Clovis, New Mexico

400 West First Street                         1982                    584,997                 28,290,062
Portales, New Mexico

101 West Hill Street                          1999                    111,482 (2)             13,869,388
Gallup, New Mexico

5210 Eubank N.E.                              2000                  1,369,726                 12,990,513
Albuquerque, New Mexico


(1) The book value of the Bank's investment in land, premises and equipment, less accumulated depreciation, totaled $3,512,894 at December 31, 2000.

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



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Bank was traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol "FSBC" prior to October 21, 1996, and the Common Stock of the Company has been traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol "AABC" since October 21, 1996. As of February 26, 2001, the Company had 1,241,173 shares of common stock outstanding and 396 holders of record.

         The following table sets forth the high and low sales prices of the Common Stock of the Company as quoted on the NASDAQ Small Cap Market.

                                                                        Price range
                                                      ---------------------------------------
                                                                                     Cash
                                                                                   Dividends
                                                         High           Low        per share
                                                      -----------   -----------   -----------
1999
   First Quarter                                       $    7.50     $    6.44         --
   Second Quarter                                      $   12.00     $    6.63         --
   Third Quarter                                       $    8.75     $    7.56         --
   Fourth Quarter                                      $    8.75     $    7.31         --

2000
   First Quarter                                       $    8.00     $    5.50         --
   Second Quarter                                      $    6.75     $    5.50         --
   Third Quarter                                       $    6.50     $    6.00         --
   Fourth Quarter                                      $    6.50     $    6.00         --


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

         No dividends were declared in the years ended December 31, 1999 or 2000.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

         The Company became the unitary thrift holding company for the Bank as a result of the consummation of an Agreement and Plan of Reorganization and related Plan of Merger on October 21, 1996 (the "Merger"). The Company did not have any material assets prior to the Merger. Following the Merger, the Company's consolidated statement of financial condition and statement of operations are not materially different from the Bank's statement of financial condition and statement of operations. The Company is the successor registrant to the Bank under the Securities Act of 1933 and the Securities Exchange Act of 1934. The following table sets forth selected consolidated historical financial and operating data for the Company as of and for each of the five fiscal years ended December 31, 2000 and has been derived from and should be read in conjunction with the audited consolidated financial statements of the Company. The following summary financial information is qualified in its entirety by and should be read in conjunction with the detailed information and financial statements of the Company, including the notes thereto, which information as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, is included in this Form 10-KSB.


                                                               For the years ended December 31
                                               ------------------------------------------------------------------
SELECTED CONSOLIDATED OPERATING DATA:             2000          1999          1998           1997          1996
                                               ---------    ----------     ---------      ---------     ---------
                                                             (In Thousands Except Per Share Data)
Income statement data:
    Interest income                            $  10,701     $   8,887     $   8,010      $   7,250     $   7,473
    Interest expense                               5,748         4,794         4,523          4,149         4,717
                                               ---------     ---------     ---------      ---------     ---------
    Net interest income before provision
      for loan losses                              4,953         4,093         3,487          3,101         2,756
    Provision for loan losses                        199           324           238            118            14
                                               ---------     ---------     ---------      ---------     ---------
Net interest income after provision for
  loan losses                                      4,754         3,769         3,249          2,983         2,742
    Net gain on mortgage loans
      held-for-sale                                  251           297           223            149           141
    Net gain on sale of securities                    --           739            --             21            --
    Real estate operations, net                      (28)          (35)           10             (3)          (43)
    Other income, net                              1,011           765         1,545            697           664
    Other expenses                                (5,367)       (4,379)       (3,921)        (3,463)       (4,238)
                                               ---------     ---------     ---------      ---------     ---------
Income (loss) before income taxes                    621         1,156         1,106            384          (734)
    Income tax expense (benefit)                     211          (242)          346         (1,212)           --
                                               ---------     ---------     ---------      ---------     ---------

Net income (loss)                              $     410     $   1,398     $     760      $   1,596     $    (734)
                                               =========     =========     =========      =========     =========

Per share data:
    Earnings (loss) per common share           $     .33     $    1.13     $    0.62      $    1.40     $   (1.01)
                                               =========     =========     =========      =========     =========
    Earnings (loss) per common
      share-assuming dilution                  $     .32     $    1.10     $    0.59      $    1.37     $   (1.01)
                                               =========     =========     =========      =========     =========

                                                                            December 31
                                              -----------------------------------------------------------------------
SELECTED CONSOLIDATED FINANCIAL
  CONDITION DATA:                                 2000           1999           1998           1997          1996
                                              -----------    -----------    -----------    -----------    -----------
                                                                          (In Thousands)
Loans receivable, net                         $   119,479    $   104,177    $    88,809    $    58,172    $    45,596
Loans held-for-sale                                   821            184            855            298            564
Securities held-to-maturity                         6,091          6,857          7,528         18,947         29,113
Securities available-for-sale                       7,639          9,120         11,426         15,032         23,640
Real estate owned, net                                154            188            166             76             86
Total assets                                      154,345        141,808        121,768        107,213        106,853
Deposits                                          137,276        122,480        105,045         97,412         98,164
Borrowings                                          2,750          7,250          5,750             --          3,000
Net unrealized depreciation on
   available-for-sale securities, net                 (45)           (73)           (41)            (3)          (199)
Stockholders' equity                               11,736         11,313          9,925          9,145          5,086


SELECTED FINANCIAL RATIOS AND OTHER DATA:
                                                  2000           1999           1998           1997          1996
                                              -----------    -----------    -----------    -----------    -----------

PERFORMANCE RATIOS:
    Return on assets (ratio of net
      income/(loss)to average total assets)          0.28%          1.06%          0.66%          1.49%         (0.66)%
    Interest rate spread information:
      Average during period                          3.56           3.17           3.02           2.91           2.43
      End of period                                  3.46           3.55           3.04           3.01           2.68
    Net interest margin (1)                          3.67           3.33           3.20           3.08           2.54
    Ratio of operating expense to average
      total assets                                   3.64           3.35           3.42           3.24           3.83
    Return on equity (ratio of net
      income/(loss) to average equity)               3.56          13.17           7.97          22.43         (13.70)

QUALITY RATIOS:
    Non-performing assets to total assets
      at end of year                                 0.28%          0.22%          0.42%          0.08%          1.60%
    Allowance for loan losses to
      non-performing loans                         157.03         276.84         116.62         634.94          25.06
    Allowance for loan losses to total
      loans                                          0.57           0.83           0.68           0.91           0.94

CAPITAL RATIOS:
    Equity to total assets at the end of
      year                                           7.60%          7.98%          8.15%          8.53%          4.76%
    Average equity to average assets                 7.78           8.06           8.33           6.65           4.78
    Ratio of average interest-earning
      assets to average interest-bearing
      liabilities                                  102.52         104.25         112.47         103.86         102.55

Number of full service facilities                    5              4              3              3              3

(1)  Net interest income divided by average interest earning assets

GENERAL

         The Company is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of the Bank. The Bank is a federally chartered stock savings bank conducting business from five banking locations in Clovis, Albuquerque, Gallup, and Portales, New Mexico. The Bank has a wholly-owned subsidiary, FEDCO, which is currently inactive.

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

         The Bank originated a high volume of single-family mortgage loans during 1998. As the prime rate increased in 1999 and 2000, loan originations of single-family loans slowed to more normal levels. The Bank responded by originating more commercial and consumer loans, and was able to increase adjustable rate originations during 2000, and to a lesser extent in 1999.

         Prepayment tendencies on loans and mortgage-backed securities may vary from historical experience and depositors' preference for various deposit products and maturities may also vary. The Bank's favorable liquidity position of 9.06% allows some flexibility in adjusting to cash flow requirements brought on by interest rate changes. The Bank's one-year interest-rate sensitivity gap was a negative 9.62% of total assets as December 31, 2000. A negative gap indicates there are more interest-bearing liabilities repricing during a stated period than interest-earnings assets.

         At December 31, 2000, the Bank had unrealized losses in its mortgage-backed securities portfolio which are being held-to-maturity. The Bank has both the intent and ability to hold these securities until maturity. In addition, management believes the Bank will be able to collect all amounts due according to the contractual terms of the debt securities and is not aware of any information that would indicate the inability of any issuer of such securities to make contractual payments in a timely manner. As such the Bank believes that these unrealized losses will not ultimately be realized.

         All of the Bank's mortgage-backed securities are agency securities and are either guaranteed by the full faith and credit of the United States Government (GNMA) or are insured by a government sponsored enterprise (FNMA and FHLMC). None of these securities are considered "high risk" as defined by the OTS and none have failed to pass the FFIEC mandatory test for "high risk" securities. The Bank does not invest in such "high risk" securities.

         Management of the investment portfolio is not designed to be the primary source of funds for the Bank's operations. Rather, it is viewed as a use of funds generated by the Bank to be invested in interest-earning assets to be held-to-maturity or available-for-sale. Cash flow mismatches between sources and uses of funds should not require any of the securities to be liquidated. While cash flows from the securities vary depending on the prepayment speeds associated with each particular security, the variance in the prepayment speeds does not impact the over-all cash flow needs of the Bank since the Bank has the ability to borrow funds from the FHLB of Dallas. See LIQUIDITY AND CAPITAL RESOURCES in this Form 10-KSB.

REGULATORY MATTERS

         Under the CRA, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The most recent CRA examination as of June 28, 1999 classified the Bank as satisfactory.

RESULTS OF OPERATIONS

         The Bank's operating results are impacted by many factors, the most important factor being the interest spread between the yield on loans and investments and the cost of funds. The following table presents operating results for the Bank. The table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                                  Year ended December 31,
                                                                  (Dollars In Thousands)
                               ----------------------------------------------------------------------------------------------
                                           2000                            1999                            1998
                               ------------------------------  -------------------------------  --------------------------------
                                 Average   Interest              Average     Interest             Average     Interest
                               outstanding earned/   Yield/    outstanding   earned/   Yield/   outstanding    earned/    Yield/
                                balance     paid      rate       balance      paid      rate      balance       paid       rate
                               ----------  --------  -------   -----------  --------  -------   -----------   --------   -------
Interest-earning assets:
  Loans receivable(1)          $  113,463  $  9,193    8.10%   $   99,178   $  7,593     7.66%   $   76,674   $  6,144    8.01%
  Mortgage-backed securities       13,674       849    6.21        16,309        900     5.52        26,029      1,452    5.58
Investment securities               3,394       243    7.15         1,234         74     5.98         1,006         70    6.98
Other interest-earning assets       6,772       416    6.14         6,241        320     5.13         5,417        344    6.36
                               ----------  --------  --------  ----------   --------    ------   ----------   --------   ------

    Total interest-earning
      assets(1)                $  137,303  $ 10,701    7.79%   $  122,962   $  8,887     7.23%   $  109,126   $  8,010    7.34%
                               ==========  ========  ========  ==========   ========   =======   ==========   ========   ======

Interest-bearing liabilities:
  Savings deposits             $  125,636  $  5,155    4.10%   $  109,286   $  4,328      3.96%  $   99,823   $  4,260     4.27%
  Federal Home Loan Bank
    advances                        8,294       508    6.12         8,661        466      5.38        4,786        263     5.49
                               ----------  --------  --------  ----------   --------    ------   ----------   --------   ------

    Total interest-bearing
      liabilities              $  133,930  $  5,663    4.23%   $  117,947   $  4,794      4.06%  $  104,609   $  4,523     4.32%
                               ==========  ========  ========  ==========   ========   =======   ==========   ========   ======

Net interest income                        $  5,038                         $  4,093                          $   3,487
                                           ========                         =========                         =========
Net interest rate spread                               3.56%                              3.17%                            3.02%
                                                     ========                          =========                         ======

Net interest-earning assets    $    3,373                      $    5,015                        $    4,517
                               ==========                      ==========                        ==========
Net yield
   on average
   interest-earning assets                             3.67%                              3.33%                            3.20%
                                                     ========                          =========                         ======
Average interest-earning
   assets to average
   interest-bearing
   liabilities                              102.52%                           104.25%                           104.32%
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

                                                                                                At December 31,
                                                                                    -----------------------------------------
                                                                                        2000          1999          1998
                                                                                    -------------  ------------  ------------
WEIGHTED AVERAGE YIELD ON:
  Loans receivable                                                                       8.34%          7.70%         7.81%
  Mortgage-backed securities                                                             6.49           5.72          5.44
  Investment securities and other interest-earning assets                                6.85           6.16          6.34
                                                                                    -------------  ------------  ------------
COMBINED WEIGHTED AVERAGE YIELD ON INTEREST-EARNING ASSETS                               8.07%          7.34%         7.31%
                                                                                    -------------  ------------  ------------
WEIGHTED AVERAGE RATE PAID ON:
  Statement savings                                                                      1.47%          1.97%         2.25%
  Transaction accounts                                                                   2.29           2.12          2.60
  CDs                                                                                    5.80           4.72          5.11
  Borrowings                                                                             6.41           5.40          5.44
                                                                                    -------------  ------------  ------------
COMBINED WEIGHTED AVERAGE RATE PAID ON INTEREST-BEARING LIABILITIES                      4.61%          3.79%         4.27%
                                                                                    -------------  ------------  ------------

SPREAD                                                                                   3.46%          3.55%         3.04%
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

                                                                  Year ended December 31
                              ------------------------------------------------------------------------------------------------
                                               2000 vs 1999                                     1999 vs 1998
                              -----------------------------------------------  -----------------------------------------------
                                        Increase (decrease) due to                       Increase (decrease) due to
                              -----------------------------------------------  -----------------------------------------------
                                                        Rate/                                            Rate/
                               Volume       Rate        volume      Total       Volume       Rate        volume       Total
                              ----------  ----------  ----------- -----------  ----------  ----------  -----------  ----------
                                                                      (In Thousands)
Interest-earning assets:
  Loan portfolio              $    1,094  $      436  $       70  $    1,600   $    1,803  $     (268) $      (86)  $    1,449
  Mortgage-backed securities        (145)        113         (19)        (51)        (542)        (16)          6         (552)
  Investments                        129          14          26         169           16         (10)         (2)           4
  Other interest earning
  assets                              27          63           6          96           52         (67)         (9)         (24)
                              ----------  ----------  ----------- -----------  ----------  ----------  -----------  ----------

Total interest-earning
  assets                      $    1,105  $      626  $       83  $    1,814   $    1,329  $     (361) $      (91)  $      877
                              ==========  ==========  =========== ===========  ==========  ==========  ===========  ==========

Interest-bearing
  liabilities:
  Savings deposits            $      647  $      153  $       27  $      827   $      404  $     (309) $      (27)  $       68
  Federal Home Loan Bank
   advances                          (20)         64          (2)         42          213          (5)         (5)         203
                              ----------  ----------  ----------- -----------  ----------  ----------  -----------  ----------

Total interest-bearing
  liabilities                 $      627  $      217  $       25  $      869   $      617  $     (314) $      (32)  $      271
                              ==========  ==========  =========== ===========  ==========  ==========  ===========  ==========

Change in net interest
  income                      $      478  $      409  $       58  $      945   $      712  $      (47) $      (59)  $      606
                              ==========  ==========  =========== ===========  ==========  ==========  ===========  ==========

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

         Net income for the year ended was $410,000 or $.33 per share compared to net income of $1,398,000 or $1.13 per share for 1999. The $988,000 decrease in earnings was primarily due to a $539,000 decrease in noninterest income and a $453,000 increase in tax expense.

         NET INTEREST INCOME. Net interest income before provision for loan losses increased by 21.01% to $4,953,000 in 2000, compared to $4,093,000 in 1999. The increase in 2000 was due to an increase in loan volume and increasing the rate received on interest-earning assets.

         PROVISION FOR LOAN LOSSES. The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans. During 2000, the provision for loan losses decreased to $199,000 from $324,000 in 1999 due to the condition of the assets.

         NONINTEREST INCOME. Noninterest income was $1,262,000 in 2000 compared to $1,801,000 in 1999. During 1999, a long-term capital gain on the sale of securities of $739,000 increased noninterest income.

         NONINTEREST EXPENSE. Noninterest expense increased by $979,000 or 22.18% to $5,393,000 in 2000 compared to $4,414,000 in 1999. Salaries and employee benefits increased by $534,000, occupancy expense increased $218,000, and amortization of goodwill increased by $121,000. These increases were primarily due to the opening of a new branch in 2000 and acquiring two branches in the last quarter of 1999.

         PROVISION OF INCOME TAXES. The net income tax expense of $211,000 in 2000 as compared to the benefit of $242,000 in 1999, was primarily due to a reduction in 1999 of the deferred tax asset valuation allowance of approximately $635,000. To the extent the valuation allowance was reduced, the related tax benefit was credit to income in 1999.

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

         The Bank assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans. These loans generally have longer terms than the short term characteristics and liabilities of customer accounts and borrowed money. Rates decreased in 1998, but increased in 1999 and 2000. As the prepayment on loans and mortgage-backed securities have occurred, the proceeds have been channeled to new commercial and consumer loans with a resulting increase in interest income.

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

         The differences between the volume of assets and liabilities in the Bank's current portfolio, which are subject to repricing in future time periods, are known as interest rate sensitivity gaps. Certain estimates and assumptions are included in the data in the table below which sets forth the interest rate sensitivity analysis at December 31, 2000.

         The following table sets forth the assumed repricing and maturity periods of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 2000 and the interest rate sensitivity gap percentages at the dates indicated. The interest rate sensitivity gap is defined as the amount by which assets repricing within the respective periods exceed liabilities repricing within such periods. The effect of these assumptions is to quantify the dollar amount of items that are interest-rate sensitive and can be repriced within each of the periods specified. Such repricing can occur in one of three ways: (1) the rate of interest to be paid on an asset or liability may adjust periodically on the basis of an index; (2) an asset or liability such as a mortgage loan may amortize, permitting reinvestment of cash flows at the then-prevailing interest rates;
or (3) an asset or liability may mature, at which time the proceeds can be reinvested at current market rates.

                                                                    Maturing or Repricing Amount
                                        -----------------------------------------------------------------------------------
                                         Within     Over 1 to    Over 3 to   Over 5 to   Over 10 to    Over 20
                                        one year     3 years      5 years     10 years    20 years      years       Total
                                        ---------   ---------    ---------   ---------   ---------    ---------   ---------
                                                                            (In Thousands)
Total Rate Sensitive Assets:
  Mortgages:
   Adjustable-rate (1)                  $  12,786   $   1,771    $     161   $     273   $      --    $      --   $  14,991
   Fixed-rate (2)                          10,310      17,466       11,678      13,733       3,676          249      57,112
   Construction(6)                          1,219          --           --          --          --           --       1,219
   Non-residential adjustable (2)           8,845       3,333           --          --          --            -      12,178
   Non-residential fixed                    6,487       2,157        3,103       1,699       1,673          125      15,244
  Non-Mortgages:
   Consumer and Commercial adjustable       4,672         147           --          --          --           --       4,819
   Consumer and Commercial fixed (2)(6)     7,057       5,725        2,314         878         150           --      16,124
  Investments:
   Investment securities (3)                1,500         693           --          --          --          300       2,493
   Mortgage-backed (1)(2)                   9,876         381          287         442         304            7      11,297
   Funds sold (3)                           6,845         200           --          --          --           --       7,045
                                        ---------   ---------    ---------   ---------   ---------    ---------   ---------

TOTAL                                   $  69,597   $  31,873    $  17,543   $  17,025   $   5,803    $     681   $ 142,522
                                        =========   =========    =========   =========   =========    =========   =========

Total Rate Sensitive Liabilities:
  Deposits:
   Certificates of deposit (3)          $  68,534   $   9,231    $     810   $      --   $      --    $      --   $  78,575
   IRAs                                     7,543       2,465          660          --          --           --      10,668
   Money market (4)                         3,791       3,939        3,419      11,149          --            -      22,298
   NOW accounts (4)                           517       2,273        1,956       3,884          --           --       8,630
   Savings accounts (4)                     2,065       1,073          932       2,005          --           --       6,075
 Advances                                   2,000         750           --          --          --           --       2,750
                                        ---------   ---------    ---------   ---------   ---------    ---------   ---------

TOTAL                                   $  84,450   $  19,731    $   7,777   $  17,038   $      --    $      --   $ 128,996
                                        =========   =========    =========   =========   =========    =========   =========

December 31, 2000
Cumulative interest rate sensitivity
  gap (5)                               $ (14,853)  $  (2,711)   $   7,055   $   7,042   $  12,845    $  13,526
Cumulative interest rate sensitivity
  gap (5) as a percent of total assets      (9.62)%     (1.76)%       4.57 %      4.56 %      8.32%        8.76%
December 31, 1999
Cumulative interest rate sensitivity
  gap (5) as a percent of total assets      (9.29)%     (5.62)%      (2.61)%     (2.18)%      4.93%        6.01%
December 31, 1998
Cumulative interest rate sensitivity
  gap (5) as a percent of total assets      (6.13)%     (0.16)%       3.78 %      5.39 %      7.70%        7.80%

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


         As prepayment activity changes, however, the resulting gap is expected to be affected. An increase in prepayment speeds would be expected to move the gap toward a matched or positive position. The opposite would be expected to occur if prepayment speeds decrease. Prepayment speeds are influenced by fluctuation in interest rates and may not produce the same results as reflected in the previous table. Also, certain assets and liabilities may have similar maturities or repricing periods but could react differently to changes in interest rates. Assets which have adjustable-rate features may have a limitation on the periodic interest rate adjustments and could result in a rate that is still below existing market rates. This same feature may also limit the downward adjustment in a declining rate environment.

         Beginning in the third quarter of 1997, FHLB advances were used to supplement cash flow from operations as the Bank's lending activities began to increase. The Bank purchased approximately $23.9 million in liabilities on November 5, 1999, which it used to pay off its short-term FHLB advances. The Bank increased deposits by approximately $15 million in 2000, which was primarily due to the opening of a new branch in Albuquerque, New Mexico in June 2000. The increase in deposits was used to fund loans and payoff FHLB advances during the year.

         Presented below, as of December 31, 2000, is an analysis of the Bank's interest rate risk as measured by changes in net present value for instantaneous and sustained parallel shifts in the yield curve, in 50 or 100 basis point increments, up and down 300 basis points. As illustrated in the table, the Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments (and the NPV focuses on the Bank's entire portfolio, not just assets that are subject to adjustment or maturity within one year). When rates decline, the Bank does not experience a significant rise in market value for these loans because borrowers repay at relatively high rates.

                                               Net Present Value
                           Change in          At December 31, 2000
                         interest rate     -------------------------
                         (basis points)       $ Change      % Change
                       ------------------  -------------  -------------
                                               (000's)
                             +300            $  (5,737)        (29)%
                             +200               (3,755)        (19)
                             +100               (1,799)         (9)
                              +50                 (876)         (4)
                                0                   --          --
                              -50                  802           4
                             -100                1,359           7
                             -200                2,177          11
                             -300                3,017          15

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's current liquidity and capital resources are dependent on its ability to borrow funds from the Bank and other sources as well as receive dividends from the Bank. The Bank's primary sources of funds are deposits, sales of mortgage loans, principal and interest payments on loans and mortgage-backed securities, borrowings, and funds provided by operations. While scheduled loan and mortgage-backed securities principal repayments are a relatively predictable source of funds, deposits flows, prepayments of principal on loans and mortgage-backed securities, and sales of mortgage loans are greatly influenced by general interest rates, economic conditions, and competition. Current OTS regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of December 31, 2000, the Bank's liquidity ratio was 9.06% which was in excess of the minimum regulatory requirements.

         During the year ended December 31, 2000, total deposits increased approximately $14.8 million or 12.08%, and FHLB advances decreased by $4.5 million. Stock options were exercised in 2000 with proceeds to the Company of $28,688. Securities available-for-sale decreased by $1.5 million and securities held-to-maturity decreased by $0.8 million in 2000. The increase in deposits and decrease in securities were used to fund loans which increased by $15.3 million in 2000.

         The Bank's capital for regulatory purposes at December 31, 2000 was $10,951,038 or 7.21% of total regulatory assets. Regulations require savings institutions to have a minimum regulatory tangible capital ratio equal to 1.5% of adjustable tangible assets, a minimum 3% core capital ratio, and a minimum 8% risk-based capital ratio. At December 31, 2000 and 1999, the Bank was in compliance with all applicable capital standards.

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

         The table below presents the Bank's capital position at December 31, 2000 relative to the existing regulatory requirements:



                                                                                                                Percent of
                                                                                               Amount           assets (1)
                                                                                          ------------------  ---------------
                                                                                           (In Thousands)
Tangible capital                                                                          $       10,951             7.21%
Tangible capital requirement                                                                       2,277             1.50
                                                                                          ------------------  ---------------

       Excess tangible capital                                                            $        8,674             5.71%
                                                                                          ==================  ===============

Core capital                                                                              $       10,951             7.21%
Core capital requirement                                                                           6,073             4.00
                                                                                          ------------------  ---------------

       Excess core capital                                                                $        4,878             3.21%
                                                                                          ==================  ===============

Total capital (i.e., core and supplemental capital)                                       $       11,633            11.42%
Risk-based capital requirement                                                                     8,151             8.00
                                                                                          ------------------  ---------------

       Excess total capital                                                               $        3,482             3.42%
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

         The Bank has met its liquidity requirements with funds generated from operations, proceeds from repayment or sale of loans and investment securities, short-term borrowings, and the purchase of deposits during 2000. If alternative funding is needed, the Bank can generate additional funds from several other sources. Currently, the FHLB system functions as a source of credit for the Bank.



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

         During 2000, net loans increased approximately $15,303,000 or 14.69% from December 31, 1999 and the allowance for loan losses decreased $183,000. Management feels that the December 31, 2000 allowances are adequate for future needs.

         The following presents an analysis of the allowance for loan losses for years ended December 31, 2000, 1999, and 1998.



                                                                                             Year ended December 31
                                                                                    -----------------------------------------
                                                                                        2000          1999          1998
                                                                                    -------------  ------------  ------------
                                                                                                  (In Thousands)
MORTGAGE LOANS:
Balance at beginning of year                                                        $       422    $       362   $       301

Loans charged-off                                                                            --             --            --
Recoveries                                                                                   --             --            --
                                                                                    -------------  ------------  ------------

       Net loans charged-off                                                                 --             --            --
Provision for loan losses charged to operations                                              72             60            61
Transfers                                                                                  (108)            --            --
                                                                                    -------------  ------------  ------------

BALANCE AT END OF YEAR                                                              $       386    $       422   $       362
                                                                                    =============  ============  ============

CONSUMER AND OTHER:
Balance at beginning of year                                                        $       442    $       239   $       226

Loans charged-off                                                                          (151)          (342)         (190)
Recoveries                                                                                   19             31            26
                                                                                    -------------  ------------  ------------

       Net loans charged-off                                                               (132)          (311)         (164)
Provision for loan losses charged to operations                                             127            264           177
Transfers                                                                                   108             --            --
Acquired general valuation allowance                                                       (250)           250            --
                                                                                    -------------  ------------  ------------

BALANCE AT END OF YEAR                                                              $       295    $       442   $       239
                                                                                    =============  ============  ============

TOTAL ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of year                                                        $       864    $       601   $       527

Loans charged-off                                                                          (151)          (342)         (190)
Recoveries                                                                                   19             31            26
                                                                                    -------------  ------------  ------------

       Net loans charged-off                                                               (132)          (311)         (164)
Provision for loan losses charged to operations                                             199            324           238
Acquired general valuation allowance                                                       (250)           250            --
                                                                                    -------------  ------------  ------------

BALANCE AT END OF YEAR                                                              $       681    $       864   $       601
                                                                                    =============  ============  ============

Allowance for loan losses as a percentage of total loans outstanding                       0.57%          0.83%         0.68%
                                                                                    =============  ============  ============


         NON-PERFORMING ASSETS. Total non-performing assets increased by approximately $121,000 during 2000. The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Bank consist of non-accruing loans, troubled debt restructurings, and real estate which was acquired as a result of foreclosure. The composition of the Bank's portfolio of non-performing assets is shown in the following table:



                                                                                        2000          1999          1998
                                                                                    -------------  ------------  ------------

                                                                                              (Dollars In Thousands)
Non-accruing loans*                                                                 $      280     $      125    $      349
Past due 90 days or more and still accruing                                                 --             --            --
Other real estate                                                                          154            188           166
                                                                                    -------------  ------------  ------------

Total non-performing assets                                                         $      434     $      313    $      515
                                                                                    =============  ============  ============

Ratio of non-performing assets to total assets                                            0.28%          0.22%         0.42%
                                                                                    =============  ============  ============



  *  Primarily loans which are past due for 90 days or more


         Interest lost on non-performing assets amounted to $17,315 in 2000 compared to $7,841 in 1999.

         INVESTMENT SECURITIES - The Bank's available-for-sale securities portfolio has a $67,703 unrealized loss, which is recorded net of tax at December 31, 2000, while an unrealized loss of $111,163 was recorded at December 31, 1999. The Bank's held-to-maturity securities portfolio has an unrealized gain of $20,073 and a loss of $77,397 at December 31, 2000 and 1999, respectively. The Bank's available-for-sale and held-to-maturity portfolios did not experience significant fair market value fluctuations during the year ended December 31, 2000.


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

         At December 31, 2000, unfunded credit commitments are as follows:



                                                                                                             (In Thousands)
        Commitments to extend residential loans                                                           $              497
        Lines of credit                                                                                   $            8,348
        Credit cards                                                                                      $            1,678


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

         Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Currently, letters of credit are not extended beyond one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral and personal guarantees as deemed necessary. At December 31, 2000 and 1999, the Bank had $0 and $49,500 in standby letters of credit outstanding, respectively.

         At December 31, 2000, the Bank had no open interest rate swaps, futures, options, or forward contracts.

         At December 31, 2000 and 1999, the Bank had $1,318,130 and $394,067,
respectively, of commitments to sell newly-originated single family residential loans.


INCOME TAXES

         At December 31, 2000, the Company had remaining NOL carryforwards of approximately $3,860,000 for federal income tax purposes which expire in varying amounts through 2011. In addition, the AMT NOL carryforward and AMT credit carryforward were approximately $4,890,000 and $120,000, respectively, which expire in varying amounts through 2011. Investment tax credit carryforwards of approximately $38,000 expire in varying amounts through 2005.

         Section 382 of the Code provides that the aforementioned tax NOL carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year testing period. Due to the fact that the Company has a tax NOL carryforward, it is required to report changes in ownership of 5% or greater of stockholders annually to the Internal Revenue Service. The statute and applicable Treasury regulations are extremely complex. The Company believes that no change of ownership as defined in applicable Section 382 regulations occurred through the three-year testing period ended December 31, 2000. However, if such a change in ownership occurs, the annual use of the tax NOL carryforwards would be subject to an annual limitation.


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


IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In July 1999, the FASB issued Statement No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which deferred the effective date of SFAS 133 to no later than January 1, 2001 for the Company's financial statements. SFAS 133 requires companies to record derivatives on the balance sheet at fair value. Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of FASB Statement No. 133. The Company will implement

SFAS 133 on January 1, 2001 and this implementation is not expected to materially impact the Company's financial statements.

         In September 2000, the FASB issued Statement No. 140 (SFAS 140), ACCOUNTING FOR THE TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which replaces Statement No. 125 (of the same title). SFAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of SFAS 125's provisions. The collateral and disclosure provisions of SFAS 140 are effective for year-end 2000 financial statements. The other provisions of this Statement are effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The adoption of this standard is not expected to have a material impact to the Company.


FORWARD-LOOKING STATEMENTS

         When used in this report, the words "believes," "anticipates," "expect" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical or projected economic conditions, including, but not limited to, those set forth in "Management's Discussion and Analysis or Plan of Operation," changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.


ITEM 7.           FINANCIAL STATEMENTS

         Financial statements are filed as a part of this report at the end of
Part III hereof beginning at page F-1, Index to Consolidated Financial Statements, and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On January 31, 2001, the Company notified its certifying accountants, Robinson Burdette Martin Seright & Burrows, L.L.P. ("RBMSB"), that the client-auditor relationship between the Company and RBMSB would be terminated effective with the completion of the 2000 financial audit. Additionally, the Company announced its new certifying accountants, KPMG LLP ("KPMG"), to serve as independent accountants for fiscal year 2001, subject to KPMG's client approval process. The decision to change accountants was recommended by the Audit Committee and approved by the Board of Directors on January 25, 2001, and will be submitted for ratification at the Company's annual stockholders' meeting on April 26, 2001.

         The last report on the financial statements prepared by RBMSB was for the year ended December 31, 2000. In connection with the audits of the Company's financial statements during the years ended December 31, 2000 and December 31, 1999, there were no disagreements between the Company and RBMSB on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of RBMSB, would have caused RBMSB to make reference to the matter in their reports.

         In accordance with the rules of the Commission, the Company provided RBMSB a copy of the disclosures filed with the Commission and requested RBMSB to furnish the Company with a letter addressed to the Commission stating whether or not RBMSB agreed with the statements made by the Company, and if not, stating the respects in which it did not agree. A copy of the letter is attached as Exhibit 16.1 to this Form 10-KSB.

         During the last two fiscal years, the Company did not consult KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.



                                    PART III

         The information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement") pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-KSB and certain information included therein is incorporated herein by reference.

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

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K



(a) EXHIBITS

    EXHIBIT NO.                                                    DESCRIPTION
----------------------  ----------------------------------------------------------------------------------------------------------
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

      *10.3             Profit Sharing and Employee Stock Ownership Plan of FirstBank

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

      *16.1             Letter from the certifying accountants required by Regulation S-B, Item 304(a)(3)

      *21               Subsidiaries of the Small Business Issuer

      *23               Consent of Independent Accountants

      * Filed herewith
     ** Previously filed
    *** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13(a) of Form 10-KSB.


(b)  REPORTS ON FORM 8-K

         The following subparagraph sets forth information concerning two Form 8-Ks filed after the fourth quarter ended December 31, 2000:

         1. On January 31, 2001, the Company filed a Form 8-K to announce a change in certifying accountants from Robinson Burdette Martin Seright & Burrows, L.L.P. to KPMG LLP beginning with fiscal year 2001.

         2. On February 14, 2001, the Company filed a Form 8-K with a letter from former certifying accountants Robinson Burdette Martin Seright & Burrows, L.L.P. agreeing with statements issued by the Company.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ACCESS ANYTIME BANCORP, INC.



 Date:  February 26, 2001              /s/ Norman R. Corzine
                                       -----------------------------------------
                                       Norman R. Corzine, Chairman of the Board,
                                       Chief Executive Officer
                                       (DULY AUTHORIZED REPRESENTATIVE)





         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:       /s/ Norman R. Corzine                                   By:     /s/ R. Chad Lydick
          ---------------------------------------------------             ---------------------------------------------------
          Norman R. Corzine                                               R. Chad Lydick
          Chairman of the Board                                           Director
          Chief Executive Officer
          Director


          Date:  February 26, 2001                                        Date:  February 26, 2001


By:       /s/ Ken Huey, Jr.                                       By:     /s/ Charles Guthals
          ---------------------------------------------------             ---------------------------------------------------
          Ken Huey, Jr.                                                   Charles Guthals
          President, Chief Financial Officer                              Director
          Principal Accounting Officer
          Director


          Date:  February 26, 2001                                        Date:  February 26, 2001


By:       /s/ Carl Deaton                                         By:     /s/ Allan M. Moorhead
          ---------------------------------------------------             ---------------------------------------------------
          Carl Deaton                                                     Allan M. Moorhead
          Director                                                        Director


          Date:  February 26, 2001                                        Date:  February 26, 2001


By:       /s/ Thomas W. Martin, III                               By:     /s/ Cornelius Higgins, Ph.D.
          ---------------------------------------------------             ---------------------------------------------------
          Thomas W. Martin, III                                           Cornelius Higgins
          Director                                                        Director


          Date:  February 26, 2001                                        Date:  February 26, 2001


                                   (Continued)



                                   SIGNATURES
                                   (CONTINUED)



By:       /s/ David Ottensmeyer, M.D.                             By:     /s/ Richard H. Harding
          ---------------------------------------------------             ---------------------------------------------------
          David Ottensmeyer                                               Richard H. Harding
          Director                                                        Director


          Date:  February 26, 2001                                        Date:  February 26, 2001


                              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                   Page
                                                                                                                   ----
Report of Independent Accountants.........................................................................          F-2

Financial Statements:
         Consolidated Statements of Financial Condition...................................................          F-3
         Consolidated Statements of Operations............................................................          F-4
         Consolidated Statements of Stockholders' Equity..................................................          F-5
         Consolidated Statements of Cash Flows............................................................          F-6
         Notes to Consolidated Financial Statements.......................................................          F-8


                        REPORT OF INDEPENDENT ACCOUNTANTS





Members of the Audit Committee
Board of Directors and Stockholders
Access Anytime Bancorp, Inc.
Clovis, New Mexico


We have audited the accompanying consolidated statements of financial condition of Access Anytime Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Anytime Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.




Robinson Burdette Martin Seright & Burrows, L.L.P.


Lubbock, Texas
January 31, 2001

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                  December 31
                                                                                    -----------------------------------------
ASSETS                                                                                     2000                  1999
------                                                                              --------------------  -------------------
Cash and cash equivalents                                                           $         7,145,268   $         7,874,748
Certificates of deposit                                                                       3,796,000             5,092,000
Securities available-for-sale (amortized cost of $7,706,414 and $9,231,129)                   7,638,711             9,119,966
Securities held-to-maturity (aggregate fair value of $6,110,834 and $6,779,494)               6,090,761             6,856,891
Loans held-for-sale (aggregate fair value of $844,858 and $187,175)                             821,180               183,850
Loans receivable, net                                                                       119,479,443           104,176,810
Interest receivable                                                                           1,047,801               869,234
Real estate owned                                                                               154,218               187,778
Federal Home Loan Bank stock                                                                    944,600               879,758
Premises and equipment, net                                                                   3,512,894             2,472,703
Goodwill, net                                                                                 2,014,965             2,134,860
Deferred tax asset                                                                            1,112,875             1,334,100
Other assets                                                                                    585,923               625,019
                                                                                    --------------------  -------------------
       Total assets                                                                 $       154,344,639   $       141,807,717
                                                                                    ====================  ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Deposits                                                                         $       137,275,966   $       122,479,738
   Federal Home Loan Bank advances                                                            2,750,000             7,250,000
   Accrued interest and other liabilities                                                     1,134,847               664,686
   Advanced payments by borrowers for taxes and insurance                                       157,778                99,861
   Employee Stock Ownership Plan - Note Payable                                               1,289,739                    --
                                                                                    --------------------  -------------------
       Total liabilities                                                                    142,608,330           130,494,285
                                                                                    --------------------  -------------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized; none
     issued                                                                                          --                    --
   Common stock, $.01 par value; 6,000,000 shares authorized;
     1,489,116 and 1,244,016 shares issued;  1,241,173 and 1,238,374                             14,891                12,440
     outstanding in 2000 and 1999, respectively
   Capital in excess of par value                                                            11,054,201             9,659,555
   Retained earnings                                                                          2,165,273             1,754,815
   Accumulated other comprehensive loss, net of tax of $23,019
      and $37,795                                                                               (44,684)              (73,368)
                                                                                    --------------------  -------------------
                                                                                             13,189,681            11,353,442
   Unallocated Employee Stock Ownership Plan shares                                          (1,289,739)                   --
   Treasury stock, at cost                                                                     (163,633)              (40,010)
                                                                                    --------------------  -------------------
       Total stockholders' equity                                                            11,736,309            11,313,432
                                                                                    --------------------  -------------------
       Total liabilities and stockholders' equity                                   $       154,344,639   $       141,807,717
                                                                                    ====================  ===================

                  The accompanying notes are an integral part of these consolidated financial statements.



                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Years ended December 31
                                                                   ---------------------------------------------------------
                                                                         2000               1999                 1998
                                                                   -----------------  ------------------  ------------------
Interest income:
   Loans receivable                                                $       9,193,286  $       7,593,497   $       6,143,506
   U.S. government agency securities                                         242,756             73,777              70,241
   Mortgage-backed securities                                                849,396            900,027           1,452,059
   Other interest income                                                     415,922            320,229             344,241
                                                                   -----------------  ------------------  ------------------
       Total interest income                                              10,701,360          8,887,530           8,010,047
                                                                   -----------------  ------------------  ------------------
Interest expense:
   Deposits                                                                5,154,911          4,328,019           4,260,384
   Federal Home Loan Bank advances                                           507,792            466,128             262,640
   Other borrowings                                                           85,973                 --                  --
                                                                   -----------------  ------------------  ------------------
       Total interest expense                                              5,748,676          4,794,147           4,523,024
                                                                   -----------------  ------------------  ------------------
Net interest income before provision for loan losses                       4,952,684          4,093,383           3,487,023
Provision for loan losses                                                    199,378            323,820             238,280
                                                                   -----------------  ------------------  ------------------
       Net interest income after provision for loan losses                 4,753,306          3,769,563           3,248,743
                                                                   -----------------  ------------------  ------------------
Noninterest income:
   Loan servicing and other fees                                             256,302            251,845             314,316
   Net realized gains on sales of available-for-sale securities                   --            739,475                  --
   Net realized gains on sales of loans                                      251,363            296,853             222,830
   Real estate operations, net                                                    --                 --              10,466
   Other income                                                              754,062            512,664           1,230,666
                                                                   -----------------  ------------------  ------------------
       Total other income                                                  1,261,727          1,800,837           1,778,278
                                                                   -----------------  ------------------  ------------------
Noninterest expenses:
   Salaries and employee benefits                                          2,615,728          2,081,742           2,061,294
   Occupancy expense                                                         834,983            616,981             522,832
   Deposit insurance premium                                                 105,043            148,742             122,928
   Advertising                                                                92,033             42,738              54,058
   Real estate operations, net                                                27,755             35,435                  --
   Professional fees                                                         286,094            233,236             171,377
   Amortization of goodwill                                                  145,067             24,056                  --
   Other expense                                                           1,286,423          1,231,090             988,235
                                                                   -----------------  ------------------  ------------------
       Total other expenses                                                5,393,126          4,414,020           3,920,724
                                                                   -----------------  ------------------  ------------------
Income before income taxes                                                   621,907          1,156,380           1,106,297

Income tax expense (benefit)                                                 211,449           (241,834)            346,179
                                                                   -----------------  ------------------  ------------------
Net income                                                         $         410,458  $       1,398,214   $         760,118
                                                                   =================  ==================  ==================
Earnings per common share                                          $             .33  $            1.13   $             .62
                                                                   =================  ==================  ==================
Earnings per common share-assuming dilution                        $             .32  $            1.10   $             .59
                                                                   =================  ==================  ==================

                  The accompanying notes are an integral part of these consolidated financial statements.

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Common Stock                  Treasury Stock
                                              --------------------------      --------------------------
                              Comprehensive     Number                         Number
                                  Income      of shares        Amount         of Shares        Amount
                              -------------   ----------    ------------      ----------    ------------
Balance at December 31, 1997                   1,217,336    $     12,173           --         $   --

Net income                     $  760,118           --              --             --             --

Net change in unrealized
   depreciation on
   available-for-sale
   securities, netof tax          (38,304)          --              --             --             --
                              -----------

Total comprehensive income    $   721,814
                              ===========

Common stock issued                               19,619             197           --             --

Common stock rights
   awarded in lieu of                               --              --             --             --
   directors' cash
   compensation

Purchases of treasury
   stock                                            --              --            1,376         (7,224)
Cash Dividends                                      --              --             --             --
                                              ----------    ------------   ------------   ------------

Balance at December 31, 1998                   1,236,955          12,370          1,376         (7,224)

Net income                     $1,398,214           --              --             --             --

Net change in unrealized
   depreciation on
   available-for-sale
   securities, net of
   tax                            (32,381)          --              --             --             --
                              -----------

Total comprehensive income     $1,365,833
                              ===========

Common stock issued                                7,061              70           --             --

Common stock rights
   awarded in lieu of
   directors' cash
   compensation                                     --              --             --             --

Purchases of treasury
   stock                                            --              --            4,266        (32,786)
                                              ----------    ------------   ------------   ------------

Balance at December 31, 1999                   1,244,016          12,440          5,642        (40,010)

Net income                     $  410,458           --              --             --             --

Net change in unrealized
   depreciation on
   available-for-sale
   securities, net of tax          28,684           --              --             --             --
                              -----------

Total comprehensive income     $  439,142
                              ===========

Common stock issued                              245,100           2,451           --             --

Common stock rights
   awarded in lieu of
   directors' cash
   compensation                                     --              --             --             --

Purchase of ESOP shares                             --              --             --             --

Purchases of treasury
   stock                                            --              --           18,301       (123,623)

ESOP shares allocated                               --              --             --             --
                                              ----------    ------------   ------------   ------------
Balance at December
   31, 2000                                    1,489,116    $     14,891         23,943   $   (163,633)
                                              ==========    ============   ============   ============
                                                                               Accumulated
                                                                                  Other
                                                Capital        Retained       Comprehensive
                                               in Excess       Earnings/         Income
                                   Unearned     of Par       (Accumulated        (Loss)
                                  ESOP Shares    Value         Deficit)            Net            Total
                                  ----------- ------------   --------------    ------------    ------------
Balance at December 31, 1997      $     --    $  9,477,405   $     (341,673)   $     (2,683)   $  9,145,222

Net income                              --              --          760,118            --           760,118

Net change in unrealized
   depreciation on
   available-for-sale
   securities, netof tax                --              --             --           (38,304)        (38,304)

Total comprehensive income

Common stock issued                     --           108,596           --              --           108,793

Common stock rights
   awarded in lieu of                   --            18,000           --              --            18,000
   directors' cash
   compensation

Purchases of treasury
   stock                                --              --             --              --            (7,224)
Cash Dividends                          --              --          (61,844)           --           (61,844)
                                ------------    ------------   ------------    ------------    ------------

Balance at December 31, 1998            --         9,604,001        356,601         (40,987)      9,924,761

Net income                              --              --        1,398,214            --         1,398,214

Net change in unrealized
   depreciation on
   available-for-sale
   securities, net of
   tax                                  --              --             --           (32,381)        (32,381)

Total comprehensive income

Common stock issued                     --            37,054           --              --            37,124

Common stock rights
   awarded in lieu of
   directors' cash
   compensation                         --            18,500           --              --            18,500

Purchases of treasury
   stock                                --              --             --              --           (32,786)
                                ------------    ------------   ------------    ------------    ------------

Balance at December 31, 1999            --         9,659,555      1,754,815         (73,368)     11,313,432

Net income                              --              --          410,458            --           410,458

Net change in unrealized
   depreciation on
   available-for-sale
   securities, net of tax               --              --             --            28,684          28,684

Total comprehensive income

Common stock issued                     --         1,365,287           --              --         1,367,738

Common stock rights
   awarded in lieu of
   directors' cash
   compensation                         --            20,150           --              --            20,150

Purchase of ESOP shares           (1,350,000)           --             --              --        (1,350,000)

Purchases of treasury
   stock                                --              --             --              --          (123,623)

ESOP shares allocated                 60,261           9,209           --              --            69,470
                                ------------    ------------   ------------    ------------    ------------
Balance at December
   31, 2000                     $ (1,289,739)   $ 11,054,201   $  2,165,273    $    (44,684)   $ 11,736,309
                                ============    ============   ============    ============    ============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years ended December 31
                                                                   ---------------------------------------------------------
                                                                         2000               1999                 1998
                                                                   -----------------  ------------------  ------------------
Cash flows from operating activities:
   Net income                                                      $        410,458   $      1,398,214    $        760,118
   Adjustments to reconcile net income to cash
    provided by operating activities:
     Depreciation                                                           448,813            338,118             269,072
     Deferred income taxes                                                  206,449           (241,834)            346,179
     Provision for loan losses charged                                      199,378            323,820             238,280
     Amortization of premiums on investment securities                       71,400            110,814             178,164
     Amortization of loan premiums, discounts and
       deferred fees, net                                                   126,065             59,500             244,007
     Amortization of organizational costs                                        --            115,162              41,877
     Amortization of goodwill                                               145,067             24,056                  --
     Non-cash ESOP contribution                                              69,470                 --                  --
     Gain on sale of mortgage servicing rights                                   --                 --            (838,143)
     Gain on sale of available-for-sale securities                               --           (739,476)                 --
     Gain on sale of loans held-for-sale                                   (251,363)          (296,853)           (222,830)
     Proceeds from sales of loans held-for-sale                          11,811,842         19,375,329          13,210,392
     Originations of loans held-for-sale                                (12,203,007)       (18,508,724)        (13,674,579)
     Common stock rights awarded in lieu of directors compensation           20,150             18,500              18,000
     (Gain) loss on foreclosed real estate                                   (1,806)            15,242             (14,575)
     (Gain) loss on disposition of assets                                     4,791             (5,944)            (14,418)
     Net increase in accrued interest receivable and
       other assets                                                        (226,180)          (674,810)            (74,079)
     Increase in accrued expense and other liabilities                      270,161             40,083             266,449
                                                                   -----------------  ------------------  ------------------
       Net cash provided by operating activities                          1,101,688          1,351,197             733,914
                                                                   -----------------  ------------------  ------------------
Cash flows from investing activities:
   Proceeds from maturities and principal repayments
     of available-for-sale securities                                     1,475,846          2,186,035           3,438,728
   Purchases of held-to-maturity securities                              (2,191,887)        (2,200,000)                 --
   Proceeds from maturities and principal repayments
     of held-to-maturity securities                                       2,935,486          2,831,162          11,350,626
   Proceeds from sales of available-for-sale-securities                          --            746,409                  --
   Proceeds from the redemption of FHLB stock                                    --                 --             877,201
   Proceeds from sale of mortgage servicing rights                               --                 --           1,203,905
   Net (increase) decrease in certificates of deposit                     1,296,000         (2,502,000)         (1,060,000)
   Net increase in loans                                                (16,068,996)       (13,793,812)        (31,165,066)
   Proceeds from sales of foreclosed real estate                            478,179            263,436              66,000
   Proceeds from sales of equipment                                              --              8,000                  --
   Purchases of premises and equipment                                   (1,493,795)          (326,622)           (575,612)
   Net cash received in branch acquisition                                       --         19,355,057                  --
                                                                   -----------------  ------------------  ------------------
       Net cash provided (used) by investing activities                 (13,569,167)         6,567,665         (15,864,218)
                                                                   -----------------  ------------------  ------------------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                   14,796,228         (6,457,168)          7,633,145
   Net increase (decrease) in other borrowed funds                       (4,300,000)         1,500,000           5,750,000
   Net increase (decrease) in advance payments by
     borrowers for taxes and insurance                                       57,917           (262,148)             64,172
   Repayment of debt                                                        (60,261)                --                  --
   Purchase of treasury stock                                              (123,623)           (32,786)             (7,224)
   Net proceeds from issuance of common stock                             1,367,738             37,124             108,793
   Cash dividend                                                                 --            (61,844)                 --
                                                                   -----------------  ------------------  ------------------
       Net cash provided (used) in financing activities                  11,737,999         (5,276,822)         13,548,886
                                                                   -----------------  ------------------  ------------------
Increase (decrease) in cash and cash equivalents                           (729,480)         2,642,040          (1,581,418)
Cash and cash equivalents at January 1                                    7,874,748          5,232,708           6,814,126
                                                                   -----------------  ------------------  ------------------
Cash and cash equivalents at December 31                           $      7,145,268   $      7,874,748    $      5,232,708
                                                                   =================  ==================  ==================
                                   (Continued)


                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                                                                    Years ended December 31
                                                                   ---------------------------------------------------------
                                                                         2000               1999                 1998
                                                                   -----------------  ------------------  ------------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest                                                      $      5,633,390   $      4,809,055    $      4,437,249
     Income taxes                                                             5,000             25,000                  --
   Supplemental disclosure of non-cash investing and
    financing activities
     Real estate acquired in settlement of loans                            513,092            589,519              46,169
     Loans to facilitate the sale of real estate owned                       72,172            279,800                  --




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

In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" which was effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB 25. The Company has elected to continue to apply the measurement provisions of APB 25.

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









                                  (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


IMPACT OF NEW ACCOUNTING STANDARDS - In June 1998, the FASB issued Statement No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In July 1999, the FASB issued Statement No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which deferred the effective date of SFAS 133 to no later than January 1, 2001 for the Company's financial statements. SFAS 133 requires companies to record derivatives on the balance sheet at fair value. Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of FASB Statement No. 133. The Company will implement SFAS 133 on January 1, 2001 and this implementation is not expected to materially impact the Company's financial statements.

In September 2000, the FASB issued Statement No. 140 ("SFAS 140"), ACCOUNTING FOR THE TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which replaces Statement No. 125 (of the same title). SFAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of SFAS 125's provisions. The collateral and disclosure provisions of SFAS 140 are effective for year-end 2000 financial statements. The other provisions of this Statement are effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The adoption of this standard is not expected to have a material impact to the Company.

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


NOTE 2            ACQUISITION OF BRANCHES

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

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3   SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amounts of securities and their approximate fair values at December 31 follow:

                                                    Amortized                 Gross unrealized                   Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  ------------------  -----------------  -----------------
AVAILABLE-FOR-SALE SECURITIES:

   December 31, 2000:
     Mortgage-backed securities:
       GNMA adjustable rate                      $       7,699,556  $          2,564    $          71,597  $      7,630,523
     Equity securities:
       FNMA common stock                                     6,858             1,330                   --             8,188
                                                 -----------------  ------------------  -----------------  -----------------
                                                 $       7,706,414  $          3,894    $          71,597  $      7,638,711
                                                 =================  ==================  =================  =================
   December 31, 1999:
     Mortgage-backed securities:
       GNMA adjustable rate                      $       9,231,129  $          4,565    $         115,728  $      9,119,966
                                                 =================  ==================  =================  =================
                                                    Amortized                 Gross unrealized                   Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  ------------------  -----------------  -----------------
HELD-TO-MATURITY SECURITIES:

   December 31, 2000:
     Mortgage-backed securities:
       FNMA participation certificates           $         130,362  $              --   $             886  $         129,476
       FHLMC participation certificates                    972,584                 --               6,786            965,798
       GNMA fixed rate                                   1,656,109             43,745                  --          1,699,854
       FHLMC adjustable rate                               838,859                 --              14,618            824,241
     US government agency bonds                          1,000,000              3,780                  --          1,003,780
     Corporate bonds                                     1,192,847              6,497                 659          1,198,685
     Trust preferred securities                            300,000                 --              11,000            289,000
                                                 -----------------  ------------------  -----------------  -----------------
                                                 $       6,090,761  $          54,022   $          33,949  $       6,110,834
                                                 =================  ==================  =================  =================
   December 31, 1999:
     Mortgage-backed securities:
       FNMA participation certificates           $       1,515,252  $              --   $          15,801  $       1,499,451
       FHLMC participation certificates                  2,175,614                 --              21,716          2,153,898
       FHLMC adjustable rate                               969,828                 --              37,607            932,221
     US government agency bonds                          1,000,000                 --               4,146            995,854
     Corporate bonds                                       896,197                 --               7,877            888,320
     Trust preferred securities                            300,000             13,500               3,750            309,750
                                                 -----------------  ------------------  -----------------  -----------------
                                                 $       6,856,891  $          13,500   $          90,897  $       6,779,494
                                                 =================  ==================  =================  =================

                                     (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3   SECURITIES  (CONTINUED)

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 2000 were as follows:

                                                    Available-for-sale securities:         Held-to-maturity securities:
                                                 -------------------------------------  ------------------------------------
                                                    Amortized             Fair             Amortized             Fair
                                                       Cost               Value               Cost              Value
                                                 -----------------  ------------------  -----------------  -----------------
Due in one year or less                          $              --  $              --   $       2,602,758  $       2,599,051
Due from one to five years                                      --                 --             693,035            698,688
Due from five to ten years                                      --                 --             200,000            199,000
Due after ten years                                      7,706,414          7,638,711           2,594,968          2,614,095
                                                 -----------------  ------------------  -----------------  -----------------
                                                 $       7,706,414  $       7,638,711   $       6,090,761  $       6,110,834
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

Securities of $10,868,621 and $4,821,470 were pledged to secure public deposits and for other purposes required or permitted by law at December 31, 2000 and 1999, respectively.

NOTE 4   LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, at December 31, follows:

                                                                     Gross unrealized
                                                        --------------------------------------------
      December 31               Amortized cost                Gains                    Losses                 Fair value
------------------------      -------------------       -------------------      -------------------      -------------------
         2000                 $         821,180         $          23,678        $              --        $         844,858
         1999                           183,850                     3,325                       --                  187,175

Proceeds from sale of loans held-for-sale were $11,811,842, $19,375,329 and $13,127,660 for the years ended December 31, 2000, 1999 and 1998, respectively. Gains of $259,165 and losses of $7,802 were recognized in 2000, while gains of $302,701 and losses of $5,848 were recognized in 1999, and gains of $223,083 and losses of $253 were recognized in 1998.

                                  (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 5   LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

                                                                                                   December 31
                                                                                      --------------------------------------
                                                                                            2000                1999
                                                                                      -----------------  -------------------
First mortgage loans:
   Conventional                                                                       $      86,206,795  $      78,163,131
   FHA insured and VA guaranteed                                                              7,720,504          6,350,481
Consumer and installment loans                                                               20,976,939         17,472,395
Construction loans                                                                            1,721,472            569,176
Other                                                                                         4,928,708          3,664,735
                                                                                      -----------------  -------------------
                                                                                            121,554,418        106,219,918
Less:
   Loans in process                                                                             502,152            413,520
   Unearned discounts, deferred loan fees, and other                                            891,337            765,271
   Allowance for loan losses                                                                    681,486            864,317
                                                                                      -----------------  -------------------
                                                                                      $     119,479,443  $     104,176,810
                                                                                      =================  ===================

An analysis of the changes in allowance for loan losses follows:

                                                                                    Years ended December 31
                                                                    --------------------------------------------------------
                                                                          2000                1999               1998
                                                                    ------------------  -----------------  -----------------
Balance at beginning of year                                        $        864,317    $        600,984   $        527,347

Loans charged-off                                                           (150,873)           (341,775)          (190,056)
Recoveries                                                                    18,664              31,288             25,413
                                                                    ------------------  -----------------  -----------------
       Net loans charged-off                                                (132,209)           (310,487)          (164,643)
Provision for loan losses charged to operations                              199,378             323,820            238,280
Acquired general valuation allowance                                        (250,000)            250,000                 --
                                                                    ------------------  -----------------  -----------------
Balance at end of year                                              $        681,486    $        864,317   $        600,984
                                                                    ==================  =================  =================

An analysis of the changes of loans to directors, executive officers, and major stockholders follows:

                                                                                    Years ended December 31
                                                                    --------------------------------------------------------
                                                                          2000                1999               1998
                                                                    ------------------  -----------------  -----------------
Balance at beginning of year                                        $      1,300,285    $      2,272,616   $        984,434
Loans originated                                                              98,114             217,074          1,743,100
Loan principal payments and other reductions                                (118,479)         (1,189,405)          (454,918)
                                                                    ------------------  -----------------  -----------------
Balance at end of year                                              $      1,279,920    $      1,300,285   $      2,272,616
                                                                    ==================  =================  =================

                                     (Continued)

               ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)


NOTE 5            LOANS RECEIVABLE (CONTINUED)

The Bank had outstanding commitments to originate real estate loans at December 31, 2000 and 1999 of approximately $496,950 and $1,960,217, respectively.

The following table summarizes impaired loan information:

                                                                          December 31,
                                                                      2000            1999
                                                                   ------------    ------------
Recorded investment in impaired loans                              $    888,204    $    314,050
Average recorded investment in impaired loans                           601,127         598,132
Interest income on impaired loans                                            --              --


The Bank is not committed to lend additional funds to borrowers with non-performing or renegotiated loans.

NOTE 6            PREMISES AND EQUIPMENT

Components of premises and equipment included in the consolidated statements of financial condition at December 31, 2000 and 1999 were as follows:

                                                                      2000            1999
                                                                   ------------    ------------
Cost:
   Land                                                            $    907,593    $    407,593
   Bank premises                                                      2,888,805       2,178,932
   Furniture and equipment                                            1,982,758       1,707,290
   Automobiles                                                          101,076         101,076
                                                                   ------------    ------------

       Total cost                                                     5,880,232       4,394,891
Less accumulated depreciation                                         2,367,338       1,922,188
                                                                   ------------    ------------

       Net book value                                              $  3,512,894    $  2,472,703
                                                                   ============    ============

Certain Bank facilities and equipment are leased under various operating leases. Rental expense was $86,048 in 2000, $27,893 in 1999 and $18,942 in 1998.

Future minimum rental commitments under noncancelable leases are:

                  2001                                             $     45,932
                  2002                                                    3,600
                  2003                                                    3,600
                  2004                                                    3,600
                  2005                                                    1,800
                                                                   ------------

                                                                   $     58,532
                                                                   ============

                                        (Continued)

               ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)


NOTE 7            LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. All mortgage servicing rights were sold in the last quarter of 1998 at which time the Bank realized a gain of $838,143. The Bank sold loans totaling approximately $377,000 and $7,646,000 and retained the servicing on such loans during 2000 and 1999, respectively. The unpaid balances of loans serviced for others at December 31 are summarized as follows:

                                                           2000                1999               1998
                                                     -----------------   -----------------  -----------------
Mortgage loan portfolios serviced for:
  FNMA                                               $       6,618,588   $       7,313,948  $              --
                                                     -----------------   -----------------  -----------------

                                                     $       6,618,588   $       7,313,948  $              --
                                                     =================   =================  =================


Custodial escrow balances maintained in connection with loan servicing were $36,552 and $54,100 at December 31, 2000 and 1999, respectively.

Mortgage servicing rights retained on loans sold of $5,197 and $101,656 were capitalized in 2000 and 1999, respectively.

Following is an analysis of the aggregate changes in servicing rights asset balances for the years 2000, 1999 and 1998.

Balance, January 1, 1998                                                                    $        331,296
Originated mortgage servicing rights                                                                 129,632
Amortization*                                                                                        (95,166)
Originated mortgage servicing rights sold                                                           (365,762)
                                                                                            -----------------

Balance, January 1, 1999                                                                                   0
Originated mortgage servicing rights                                                                 101,656
Amortization*                                                                                        (17,919)
                                                                                            -----------------

Balance, January 1, 2000                                                                              83,737
Originated mortgage servicing rights                                                                   5,197
Amortization*                                                                                        (30,239)
                                                                                            -----------------

Balance, December 31, 2000                                                                  $         58,695
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

not take possession of the actual investment certificates. The Bank's investment in interest-bearing deposits, excluding those with the FHLB of Dallas, is limited to amounts covered by applicable Federal Deposit Insurance Corporation
(FDIC) limits.

The Bank has five full service bank locations in Clovis, Albuquerque, Gallup, and Portales, New Mexico. The Bank's primary service area includes the New Mexico counties of Bernalillo, Cibola, Curry, De Baca, Los Alamos, McKinley, Roosevelt, Sandoval, Santa Fe, Torrance, Valencia, and the Texas counties of Parmer and Bailey.

The Bank has historically been a major lender of mortgage loans in the Eastern New Mexico area and is dedicated to the promotion of thrift through the solicitation of savings accounts. The Bank's five offices primarily service the Bernalillo, Curry, McKinley, and Roosevelt counties of New Mexico and the adjoining West Texas counties. The Bank offers a comprehensive range of credit and depository services, while conducting business in a manner based on financial stability, service, and community involvement.

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

NOTE 9            DEPOSITS

The composition of deposits and the effective rates of interest at December 31 were as follows:

                                                                                              2000               1999
                                                                                        -----------------  -----------------
Checking accounts - noninterest bearing                                                 $      11,029,685  $       8,032,571
Savings accounts (2000 - 1.50%; 1999 - 2.00%)                                                   6,075,206          7,003,357
Insured Money Market accounts (2000 - 2.15%-5.85%; 1999 - 2.30%-5.00%)                         22,298,360         24,089,495
Transaction accounts (2000 - .01%-2.60%; 1999 -.01%-2.30%)                                      8,630,020          9,199,888
Time deposits:
   2.01% - 3.00%                                                                                  247,677            494,700
   3.01% - 4:00%                                                                                  314,807            820,533
   4.01% - 5.00%                                                                               14,123,747         56,017,550
   5.01% - 6.00%                                                                               40,374,835         13,362,006
   6.01% - 7.00%                                                                               34,022,891          3,328,592
   7.01% - 8.00%                                                                                  158,738            131,046
                                                                                        -----------------  -----------------

                                                                                        $     137,275,966  $     122,479,738
                                                                                        =================  =================


                                        (Continued)

               ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)


NOTE 9            DEPOSITS (CONTINUED)

At December 31, 2000, the scheduled maturities of time deposits were as follows:

                                                                    Amount        Percent of total
                                                               -----------------  -----------------
2001                                                           $      76,076,367            85.3%
2002                                                                   7,791,524             8.7
2003                                                                   3,913,354             4.4
2004                                                                     887,872             1.0
2005                                                                     573,578             0.6
                                                               -----------------  -----------------

                                                               $      89,242,695           100.0%
                                                               =================  =================


At December 31, 2000 and 1999, individual time deposits in excess of $100,000 amounted to $19,281,628 and $5,657,798, respectively.

Interest expense on deposits for the years ended December 31 was as follows:

                                                  2000                1999               1998
                                           ------------------  -----------------  -----------------
Savings accounts                           $        110,047    $        134,674   $        160,639
Money Market accounts                               807,683             732,901            499,684
Transaction accounts                                 82,236              62,440            234,631
Time deposits                                     4,154,945           3,398,004          3,365,430
                                           ------------------  -----------------  -----------------

                                           $      5,154,911    $      4,328,019   $      4,260,384
                                           ==================  =================  =================

At December 31, 2000 and 1999, the Bank had accrued interest payable on time deposits totaling $246,347 and $128,265, respectively. The weighted average interest rate on deposits was 4.10%, 3.96%, and 4.27% for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE 10           OTHER BORROWED FUNDS

Each FHLB is authorized to make advances to its members, subject to such regulations and limitations as the FHLB may prescribe. At December 31, 2000 and 1999, advances from FHLB of $2,750,000 and $7,250,000, respectively, were collateralized by mortgage loans held by the Bank. The Bank is also required to maintain stock ownership in the FHLB of at least a minimum percentage of its loans. At December 31, 2000, the Bank's investment in stock of the FHLB was adequate.

At December 31, 2000 and 1999, the Company had lines of credit totaling $200,000 and $260,000 respectively, from other banks. The lines of credit bear market rates of interest and borrowings thereunder, if any, are to be used for general Company purposes. The borrowing matures on September 20, 2001. There were amounts of $200,000 and $0 outstanding under these arrangements at December 31, 2000 and 1999, respectively.


                                        (Continued)

               ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)


NOTE 11           INCOME TAXES

At December 31, 2000, the Company had remaining net operating loss ("NOL") carryforwards of approximately $3,860,000 for federal income tax purposes which expire in varying amounts through 2011. In addition, the alternative minimum tax ("AMT") NOL carryforward and AMT credit carryforward were approximately $4,890,000 and $120,000, respectively, which expire in varying amounts through 2011. Investment tax credit carryforwards of approximately $38,000 expire in varying amounts through 2005.

Section 382 of the Internal Revenue Code ("Code") provides that the aforementioned tax NOL carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year testing period. Due to the fact that the Company has a tax NOL carryforward, it is required to report changes in ownership of 5% or greater of stockholders annually to the Internal Revenue Service. The statute and applicable Treasury regulations are extremely complex. The Company believes that no change of ownership as defined in applicable Section 382 regulations occurred through the three-year testing period ended December 31, 2000. However, if such a change in ownership occurs, the annual use of the tax NOL carryforwards would be subject to an annual limitation.

Stockholders' equity at December 31, 2000 includes approximately $2,100,000 for which no provision for Federal income tax has been accrued. These amounts represent allocation of income to bad debt reserves for tax purposes only. Reduction of amounts so allocated for purposes other than losses on loans will create income for tax purposes only, which will be subject to the then current corporate tax rate.

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

The reasons for the differences between the statutory federal income tax rates and the effective tax rates for the years ended December 31 are summarized as follows:

                                                                          2000                1999               1998
                                                                    ------------------  -----------------  -----------------
Statutory rates                                                           34.00%             34.00 %             34.00 %
Effect of net operating loss                                                 --             (34.00)                 --
Deferred tax asset valuation allowance adjustment                            --             (20.91)                 --
Other                                                                        --                 --               (2.71)
                                                                    ------------------  -----------------  -----------------
                                                                          34.00%            (20.91)%             31.29 %
                                                                    ==================  =================  =================


                                        (Continued)

                    ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 11  INCOME TAXES (CONTINUED)

The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes thereon were as follows:

                                December 31,           Net             December 31,           Net            December 31,
                                    1998              change               1999              change              2000
                              -----------------  -----------------  ------------------  -----------------  -----------------
OPERATIONAL ITEMS:
-----------------
  Deferred tax assets:
   Net operating loss
    carryforward              $       1,710,000  $        (180,000) $       1,530,000   $        (217,000) $       1,313,000
   Capital loss
    carryforward                        169,000           (169,000)                --                  --                 --
   Bad debt deduction and
    deferred loan fees                  178,000              6,000            184,000              15,000            199,000
   Other                                     --              4,000              4,000              18,000             22,000
                              -----------------                     ------------------                     -----------------

                                      2,057,000                             1,718,000                              1,534,000
   Valuation allowance                 (635,000)           635,000                 --                  --                 --
                              -----------------  -----------------  ------------------  -----------------  -----------------

    Deferred tax assets               1,422,000            296,000          1,718,000            (184,000)         1,534,000
                              -----------------  -----------------  ------------------  -----------------  -----------------

  Deferred tax liabilities:
   Depreciation                        (237,000)           (12,000)          (249,000)              3,000           (246,000)
   FHLB stock                          (127,000)           (18,000)          (145,000)            (22,000)          (167,000)
   Originated mortgage
    servicing rights                         --            (28,000)           (28,000)              8,000            (20,000)
   Other                                 (4,000)             4,000                 --             (11,000)           (11,000)
                              -----------------  -----------------  ------------------  -----------------  -----------------

    Deferred tax                       (368,000)           (54,000)          (422,000)            (22,000)          (444,000)
     liabilities
                              -----------------  -----------------  ------------------  -----------------  -----------------

    Net deferred tax asset    $       1,054,000  $         242,000  $       1,296,000   $        (206,000) $       1,090,000
                              =================  =================  ==================  =================  =================

EQUITY ITEMS:

  Deferred tax assets:
   Investments                $          21,000  $          17,000  $          38,000   $         (15,000) $          23,000
                              -----------------                     ------------------                     -----------------

                                         21,000                                38,000                                 23,000
   Valuation allowance                       --                 --                 --                  --                 --
                              -----------------  -----------------  ------------------  -----------------  -----------------

    Deferred tax assets                  21,000             17,000             38,000             (15,000)            23,000

  Deferred tax liabilities                   --                 --                 --                  --                 --
                              -----------------  -----------------  ------------------  -----------------  -----------------

    Net deferred tax asset    $          21,000  $          17,000  $          38,000   $         (15,000) $          23,000
                              =================  =================  ==================  =================  =================

During 1999 the Company changed its estimate with respect to the future benefits of their NOL carryforwards and, accordingly, reduced the related valuation allowance. To the extent the valuation allowance was reduced, the related tax benefit was credited to income.


                                   (Continued)

                    ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 12  REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In accordance with Office of Thrift Supervision ("OTS") regulations, the Bank must have: (1) core capital equal to 4% of adjusted total assets; (2) tangible capital equal to 1.5% of adjusted total assets; and (3) total capital equal to 8.0% of risk-weighted assets, which includes off-balance sheet items.

The following table is a reconciliation of the Bank's capital for regulatory purposes at December 31, 2000 as reported to the OTS.

                                                                         Tier 1-            Tier 1-             Total
                                                                          Core             Risk-based         Risk-based
                                                                         Capital            Capital            Capital
                                                                    ------------------  -----------------  -----------------
Total regulatory assets                                             $    154,332,856
Net unrealized depreciation on
   available-for-sale securities, net                                         44,684
Less intangible assets disallowed for
   regulatory purposes                                                    (2,553,839)
                                                                    ------------------

Adjusted regulatory total assets                                    $    151,823,701
                                                                    ==================

Risk-based assets                                                                       $   101,885,000    $   101,885,000
                                                                                        =================  =================

Stockholders' equity                                                $     13,460,193    $    13,460,193    $    13,460,193
Net unrealized depreciation on
   available-for-sale securities, net                                         44,684             44,684             44,684
General valuation allowance                                                       --                 --            681,486
Less intangible assets disallowed for
regulatory purposes                                                       (2,553,839)        (2,553,839)        (2,553,839)
                                                                    ------------------  -----------------  -----------------

Regulatory capital                                                        10,951,038         10,951,038         11,632,524
Regulatory capital required to be "well capitalized"                       7,591,185          6,113,100         10,188,500
                                                                    ------------------  -----------------  -----------------

Excess regulatory capital                                           $      3,359,853    $     4,837,938    $     1,444,024
                                                                    ==================  =================  =================

Bank's capital to adjusted regulatory assets                                   7.21%
                                                                    ==================

Bank's capital to risk-based assets                                                               10.75%             11.42%
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

                                                                                                   To Be Well Capitalized
                                                                        For Capital                Under Prompt Corrective
                                          Actual                     Adequacy Purposes                Action Provisions
                               ------------------------------  -------------------------------  ------------------------------

At December 31, 2000:             Amount           Ratio          Amount            Ratio          Amount           Ratio
-----------------------------  --------------  --------------  --------------   --------------  --------------  --------------
Total Capital
  (to risk weighted assets)    $  11,632,524       11.42%      $   8,150,800         8.00%      $  10,188,500      10.00%
Tier 1 Capital
  (to risk weighted assets)       10,951,038       10.75%          4,075,400         4.00%          6,113,100       6.00%
Tier 1 Capital
  (to regulatory assets)          10,951,038        7.21%          6,072,948         4.00%          7,591,185       5.00%


At December 31, 1999:
-----------------------------

Total Capital
  (to risk weighted assets)    $   9,288,457       10.44%      $   7,119,360         8.00%      $   8,899,200      10.00%
Tier 1 Capital
  (to risk weighted assets)        8,424,140        9.47%          3,559,680         4.00%          5,339,520       6.00%
Tier 1 Capital
  (to regulatory assets)           8,424,140        6.06%          5,556,600         4.00%          6,945,750       5.00%


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


                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 13           COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN

A cash dividend of $.05 per share was paid on January 5, 1999 to shareholders of record as of December 31, 1998. No cash dividends were declared or paid in 2000.

Under the 1986 Stock Option and Incentive Plan ("1986 Plan"), as amended, the Bank could grant Incentive and Non-Incentive Stock Options, as well as Stock Appreciation Rights ("SARs"), to officers, directors, key employees and other persons up to a maximum of 68,250 shares of the Bank's common stock. The 1986 Plan was administered by a committee of the Board of Directors and was terminated in August 1996. Under the provisions of the 1986 Plan, stock options had terms that were determined by the committee, but not to exceed ten years from the date of grant. However, in the case of optionees who owned in excess of 10% of the outstanding common stock of the Bank, the term of the stock option could not exceed five years. The aggregate fair market value of the options for which any persons could be granted in any calendar year could not exceed $100,000. During 1997, 544 shares of common stock were issued in connection with exercises of stock options awarded under this plan, with proceeds to the Company of $2,992. During 1998, 12,519 shares of common stock were issued in connection with exercise of options awarded under this plan with proceeds to the Company of $68,855. After the 1998 exercises, there were no remaining options outstanding under the 1986 Plan.

In 1997, the stockholders approved the 1997 Stock Option and Incentive Plan ("1997 Plan") to provide a means for the Company to attract and retain officers, directors and employees. Under the terms of the 1997 Plan, the aggregate number of shares of stock to be issued pursuant to the exercise of all options granted under the 1997 Plan may not exceed 183,600. No options may be granted under the 1997 Plan after ten years from the date of the adoption of the 1997 Plan. In addition, the 1997 Plan provides for the granting of Stock Appreciation Rights ("SARs"). During 1997, options to purchase 165,240 shares were granted, all of which were immediately exercisable. No options were awarded under the 1997 Plan during 1998. During 1999, options to purchase 12,000 shares were granted, all of which were immediately exercisable. During 2000, options to purchase 4,000 shares were granted all of which were immediately exercisable. No SARs have been awarded as of December 31, 2000. During 1998, 7,100 shares of common stock were issued in connection with exercise of options under the 1997 Plan with proceeds to the Company of $39,938. During 1999, 6,600 shares of common stock were issued in connection with exercise of options under the 1997 Plan with proceeds to the Company of $37,125. During 2000, 5,100 shares of common stock were issued in connection with exercise of options under the 1997 Plan with proceeds to the Company of $28,688. Previously awarded stock options under the 1997 Plan to purchase 4,080 shares were forfeited during 1999, leaving these shares available for reissuance. At December 31, 2000, options to purchase 6,440 shares of the Company's common stock were available for issuance under the 1997 Plan.





                                (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 13           COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN
                  (CONTINUED)

A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998, and the changes for the years then ended is presented below:



                                                                    For the year ended December
                                  -----------------------------------------------------------------------------------------------
                                                2000                            1999                            1998
                                  -------------------------------  ------------------------------  ------------------------------
                                                     Weighted                        Weighted                        Weighted
                                                      Average                         Average                         Average
                                                     Exercise                        Exercise                        Exercise
                                      Shares           Price           Shares          Price           Shares          Price
Options outstanding,
   beginning of year                   159,460    $       6.981         158,140    $       6.902        177,759    $       6.752
Granted                                  4,000            7.680          12,000            7.750             --               --
Exercised                               (5,100)           5.625          (6,600)           5.625        (19,619)           5.545
Expired                                     --               --          (4,080)           8.375             --               --
                                  --------------                   --------------                  --------------

Options outstanding, end
  of year                              158,360    $       7.042         159,460    $       6.981        158,140    $       6.902
                                  ==============  ===============  ==============  ==============  ==============  ==============

Weighted average fair
  market value of options
  granted during the year                         $       3.450                    $       4.480                   $      N/A
                                                  ===============                  ==============                  ==============


The following table summarizes information about options outstanding as of December 31, 2000:



                                                             Options Outstanding and Exercisable
                                  ------------------------------------------------------------------------------------------

                                            Number                  Weighted Average                      Weighted
                                       Outstanding and            Remaining Contractual                Average Exercise
   Range of Exercise Price               Exercisable                  Life (In Years)                      Price
-------------------------------   -------------------------   ------------------------------   -----------------------------
$5.625 to $8.375                           158,360                        6.83                            $   7.042


The Company accounts for compensation costs incurred in connection with the granting of stock options using the intrinsic value method prescribed in APB Opinion No. 25. As such, no compensation expense was recorded in connection with the awarding of stock options during 2000 or 1999 as the exercise price was not below the market price of the Company's common stock at the respective dates of grant. No options were awarded during 1998. In 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, which, if fully adopted by the Company, would have changed the method the Company applies in recognizing costs associated with the granting of stock options. Adoption of the cost recognition provisions of SFAS No. 123 was optional and the Company determined not to elect these provisions. However, pro-forma disclosure of net income and earnings per share as if the Company adopted the cost recognition provisions of SFAS No. 123 are required and are presented below.

                                (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 13           COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN
                  (CONTINUED)

The fair value of each option granted during 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:



                                                                                              2000               1999
                                                                                        -----------------  -----------------
Dividend yield                                                                                   -- %               -- %
Expected volatility                                                                            40.15%             61.35%
Risk-fee interest rate                                                                          6.59%              5.89%
Expected lives (in years)                                                                       5                  5

No options were granted during 1998.


Had compensation cost for all grants of stock options during 2000 and 1999 been determined based on the fair value at the date of grant, reported net income and earnings per share would have been adjusted to the pro-forma amounts shown below:



                                                                                              2000               1999
                                                                                        -----------------  -----------------
Net income
  As reported                                                                           $         410,458  $       1,398,214
  Pro-forma                                                                                       401,353          1,362,050

Earnings per share
  As reported                                                                           $            0.33  $            1.13
  Pro-forma                                                                                          0.32               1.10

Earnings per share-assuming dilution
  As reported                                                                           $            0.32  $            1.10
  Pro-forma                                                                                          0.32               1.08


The Company has adopted the Non-Employee Director Retainer Plan ("Retainer Plan") which provides for the payment of all or a portion of the directors fees in shares of common stock of the Company. The number of shares is determined based on the fair market value of the Bank's stock during the month the fee is payable.

The Retainer Plan defers the recognition of compensation by the directors by deferring the issuance of common stock to the director until the director leaves the board. A total of 50,000 shares of common stock have been reserved for issuance under the Retainer Plan. During 1998, $18,000 of directors fees, representing 1,736 shares of common stock to be issued, were reserved under the terms of the Retainer Plan. During 1999, $18,500 of director fees, representing 2,436 shares of common stock to be issued, were reserved under the terms of the Retainer Plan. During 2000, $20,150 of directors fees, representing 3,180 shares of common stock to be issued, were reserved under the terms of the Retainer Plan. As of December 31, 2000, 461 of these shares have been issued.


                                (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 14           EMPLOYEE BENEFIT PLANS

The Company and the Bank have a profit sharing/employee stock ownership plan ("ESOP") for which substantially all employees are eligible. Contributions, when made, may be made in the form of cash or in common stock of the Company. Contribution amounts are based upon employee's compensation, but may not exceed maximum deductible limits for federal income tax purposes. Employer contributions to the ESOP of $24,996, $21,004, and $15,754, were made in 2000, 1999 and 1998, respectively. The profit sharing plan also includes a 401(k) before-tax salary deferral feature. Employees may elect to contribute to the plan and such contributions may be matched by the Bank as a percentage of each employee's contribution. Employer contributions made to the 401(k) plan for the years ended December 31, 2000, 1999 and 1998 totaled $11,392, $17,089, and
$20,161, respectively.

During 2000, the ESOP purchased 240,000 shares of previously unissued Company common stock at $5.625 per share for proceeds to the Company of $1,350,000. This purchase was facilitated by a loan from an unrelated third party in the amount of $1,350,000. Debt service on this loan is to be made by Company contributions to the ESOP. The shares purchased initially were pledged as collateral for this loan. As the loan is repaid, shares are released from collateral and allocated to active employees at the rate of 8,000 shares for each quarterly loan payment. The debt of the ESOP is recorded as debt and the shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying consolidated statements of financial condition.

The loan referred to in the preceding paragraph bears interest at the Wall Street Journal Prime rate (9.50% at December 31, 2000) and quarterly principal and interest payments of $62,392 are required beginning August 1, 2000 and continuing until maturity on November 1, 2007. Future principal payments are due as follows based on the interest rate in effect at December 31, 2000:

During the year ended December 31:



2001                                                                                                       $        129,968
2002                                                                                                                142,946
2003                                                                                                                157,219
2004                                                                                                                172,692
2005                                                                                                                190,163
Thereafter                                                                                                          496,751
                                                                                                           -----------------
                                                                                                           $      1,289,739
                                                                                                           =================


As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. ESOP compensation expense relative to this release of shares was $69,470 for the year ended December 31, 2000.





                                (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 14           EMPLOYEE BENEFIT PLANS (CONTINUED)

Shares of the Company's common stock held by the ESOP at December 31, 2000 and 1999 were as follows:



                                                                                              2000               1999
                                                                                        -----------------  -----------------
Allocated shares                                                                                28,705            18,207
Shares released for allocation                                                                  16,000                --
Unearned ESOP shares                                                                           224,000                --
                                                                                        -----------------  -----------------
                                                                                               268,705            18,207
                                                                                        =================  =================

Fair value of unearned shares                                                           $    1,344,000     $          --
                                                                                        =================  =================


In June 1998, the Bank established an executive savings plan to provide additional benefits for select highly compensated management employees of the Bank as a means for participants to defer a portion of their compensation for the future. Participants may contribute to the plan a percentage of their basic compensation varying from 1% to 12%. The Bank may make discretionary matching contributions to the plan. Salary deferrals and matching contributions, if any, are funded into a Rabbi Trust which are available to the general creditors of the Bank and, as a result, are recorded on the books and records of the Company. Employer contributions made to the executive savings plan for the years ended December 31, 2000 and 1999, totaled $50,143 and $30,921, respectively. All salary deferral contributions are invested in the Company's common stock.

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

A reconciliation between basic and diluted weighted average common shares outstanding follows:



                                                                           2000                1999               1998
                                                                    ------------------  -----------------  -----------------
Weighted average common
     shares - Basic*                                                      1,246,814           1,240,328          1,224,005

Plus effect of dilutive securities:
  Stock Options                                                               8,768              22,763             63,418
  Shares held by Rabbi Trust                                                 12,611               3,404                366
                                                                    ------------------  -----------------  -----------------

Weighted average common
     shares - Assuming Dilution                                           1,268,193           1,266,495          1,287,789
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

At December 31, 2000, unfunded credit commitments are as follows:

        Commitments to extend residential loans           $     496,950
        Lines of credit                                   $   8,348,054
        Credit cards                                      $   1,678,371

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Currently, letters of credit are not extended beyond one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral and personal guarantees as deemed necessary. The Bank had $0 and $49,500 in standby letters of credit outstanding at December 31, 2000 and 1999, respectively.

At December 31, 2000, the Bank had no open interest rate swaps, futures, options, or forward contracts.

At December 31, 2000 and 1999, the Bank had $1,318,130 and $394,067,
respectively, of commitments to sell newly-originated single family residential loans.

                                  (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 16  FINANCIAL INSTRUMENTS (CONTINUED)

SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a part of the Bank's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current exchange. Further, as it is management's intent to hold a portion of its financial instruments to maturity, it is not probable that the fair values shown below will be realized in a current transaction. In addition, fair value estimates are based solely on existing on-and off- balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Examples would include portfolios of loans serviced for others, investments in real estate, premises and equipment, and deferred tax assets.

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

The fair value of off-balance sheet financial instruments is estimated to equal the carrying amount at December 31, 2000 and 1999.

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

                                  (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 16  FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of the Bank's financial instruments are shown below:

                                                               December 31, 2000                  December 31, 1999
                                                        ---------------------------------  ---------------------------------
                                                            Carrying        Estimated          Carrying        Estimated
                                                             amount         fair value          amount         fair value
                                                        ---------------- ----------------  ----------------  ---------------
                                                                                   (In Thousands)
Financial assets:
   Cash and cash equivalents                            $         7,145  $         7,145   $         7,875   $         7,875
   Certificates of deposit                                        3,796            3,819             5,092             5,137
   Securities available-for-sale                                  7,639            7,639             9,120             9,120
   Securities held-to-maturity                                    6,091            6,111             6,857             6,779
   Loans held-for-sale                                              821              845               184               187

   Loans receivable                                             119,479          118,278           104,177           103,353
   Accrued interest receivable                                    1,048            1,048               869               869
   FHLB stock                                                       945              945               880               880

Financial liabilities:
   Deposits                                                     137,276          130,045           122,480           114,105
   Accrued interest payable                                       1,135            1,135               665               665
   Advance payments by borrowers for taxes and
     insurance                                                      158              158               100               100
   FHLB advances                                                  2,750            2,748             7,250             7,209

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

                                  (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 18           PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

The following condensed statements of financial condition as of December 31, 2000 and 1999, and the related statements of operations and cash flows for the years then ended for the Company should be read in conjunction with the consolidated financial statements and notes thereto.

                        STATEMENTS OF FINANCIAL CONDITION



                                                                                                   December 31
                                                                                    -----------------------------------------
                                                                                            2000                 1999
                                                                                    --------------------  -------------------
Assets:
   Cash and cash equivalents                                                        $            26,631   $            73,967
   Investment in the Bank                                                                    13,460,193            11,301,691
   Other assets                                                                                   5,957                 2,472
                                                                                    --------------------  -------------------

       Total assets                                                                 $        13,492,781   $        11,378,130
                                                                                    ====================  ===================

Liabilities:
   Accounts payable and accrued expenses                                            $           466,733   $            64,698
   Employee Stock Ownership Plan - Note Payable                                               1,289,739                    --
                                                                                    -------------------   --------------------

       Total liabilities                                                                      1,756,472                64,698
                                                                                    --------------------  -------------------

Stockholders' equity:
   Common stock                                                                                  14,891                12,440
   Capital in excess of par value                                                            11,054,201             9,659,555
   Retained earnings                                                                          2,165,273             1,754,815
   Accumulated other comprehensive loss, net                                                    (44,684)              (73,368)
                                                                                    --------------------  -------------------
                                                                                             13,189,681            11,353,442
   Unallocated Employee Stock Ownership Plan shares                                          (1,289,739)                   --
   Treasury stock, at cost                                                                     (163,633)              (40,010)
                                                                                    --------------------  -------------------
       Total stockholders' equity                                                            11,736,309            11,313,432
                                                                                    --------------------  -------------------

       Total liabilities and stockholders' equity                                   $        13,492,781   $        11,378,130
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









                                (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 18           PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                            STATEMENTS OF OPERATIONS



                                                                   ---------------------------------------------------------
                                                                                    Years ended December 31
                                                                   ---------------------------------------------------------
                                                                         2000               1999                 1998
                                                                   -----------------  ------------------  ------------------
Equity in income of the Bank                                       $       779,818    $     1,691,987     $       891,317
Salaries and employee benefits                                            (213,111)          (112,767)            (98,842)
Other expense                                                             (156,249)          (181,006)           (145,341)
Income tax benefit                                                              --                 --             112,984
                                                                   -----------------  ------------------  ------------------

       Net income                                                  $       410,458    $     1,398,214     $       760,118
                                                                   =================  ==================  ==================

                            STATEMENTS OF CASH FLOWS

Cash flows from operating activities:
   Net income                                                      $       410,458    $     1,398,214     $       760,118
   Adjustments to reconcile net income to cash
     used by operating activities:
       Equity in income of the Bank                                       (779,818)        (1,691,987)           (891,317)
       Deferred income taxes                                                    --            126,354            (112,984)
       Non-cash ESOP compensation expense                                   69,470                 --                  --
       Amortization of organizational costs                                     --            115,162              41,877
       Common stock rights issued in lieu of
         directors compensation                                             20,150             18,500              18,000
       Increase in other assets                                             (3,485)            (2,217)                (85)
       Increase in accounts payable and
         accrued expenses                                                  151,317             39,204               6,709
                                                                   -----------------  ------------------  ------------------

       Net cash provided by (used in) operating activities                (131,908)             3,230            (177,682)
                                                                   -----------------  ------------------  ------------------

Cash flows from investing activities:
   Capital contribution to the Bank                                     (1,350,000)                --                  --
   Dividend from the Bank                                                       --                 --              98,956
                                                                   -----------------  ------------------  ------------------

       Net cash provided by (used in) investing activities              (1,350,000)                --              98,956
                                                                   -----------------  ------------------  ------------------

Cash flows from financing activities:
   Increase in payable to Bank                                              50,718                 --                  --
   Borrowed funds on ESOP purchase                                       1,350,000                 --                  --
   Purchase of treasury stock                                             (123,623)           (32,786)             (7,224)
   Net proceeds from issuance of common stock                               17,738             37,124             108,793
   Net increase in other borrowed funds                                    200,000                 --                  --
   Repayment of debt                                                       (60,261)                --                  --
   Cash dividend                                                                --            (61,844)                 --
                                                                   -----------------  ------------------  ------------------

       Net cash provided by (used in) financing activities               1,434,572            (57,506)            101,569
                                                                   -----------------  ------------------  ------------------

Increase (decrease) in cash and cash equivalents                           (47,336)           (54,276)             22,843
Cash and cash equivalents at beginning of period                            73,967            128,243             105,400
                                                                   -----------------  ------------------  ------------------

Cash and cash equivalents at end of period                         $        26,631    $        73,967     $       128,243
                                                                   =================  ==================  ==================


                            GLOSSARY OF CERTAIN TERMS



The following are definitions of certain terms used in this report on Form
10-KSB.



ARM.............................................................           Adjustable Rate Mortgage
ATM.............................................................           Automatic Teller Machines
BIF.............................................................           Bank Insurance Fund
CAMELS..........................................................           Capital Adequacy, Asset Quality,
                                                                           Management/Administration, Earnings,
                                                                           Liquidity-Asset/Liability Management, Sensitivity
CD..............................................................           Certificate of Deposit
CRA.............................................................           Community Reinvestment Act
DOT.............................................................           Department of Treasury
FASB............................................................           Financial Accounting Standard Board
FDIC............................................................           Federal Deposit Insurance Corporation
FFIEC...........................................................           Federal Financial Institution Examination
                                                                             Council
FHA.............................................................           Federal Housing Administration
FHLB............................................................           Federal Home Loan Bank
FHLBB...........................................................           Federal Home Loan Bank Board
FHLMC...........................................................           Federal Home Loan Mortgage Corporation
FNMA............................................................           Federal National Mortgage Association
FRB.............................................................           Federal Reserve Bank
GAAP............................................................           Generally Accepted Accounting Principles
GNMA............................................................           Government National Mortgage Association
HOLA............................................................           Home Owners' Loan Act
IRR.............................................................           Interest Rate Risk
NOW.............................................................           Negotiable Order of Withdrawal
NPV.............................................................           Net Present Value
OCC.............................................................           Office of The Comptroller of The Currency
OTS.............................................................           Office of Thrift Supervision
QTL.............................................................           Qualified Thrift Lender
SAIF............................................................           Savings Association Insurance Fund
SBA.............................................................           Small Business Administration
SEC.............................................................           Securities and Exchange Commission
VA..............................................................           Veterans Administration



                                INDEX OF EXHIBITS



    EXHIBIT NO.                                                    DESCRIPTION
----------------------  ----------------------------------------------------------------------------------------------------------
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

      *10.3             Profit Sharing and Employee Stock Ownership Plan of FirstBank

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

      *16.1             Letter from the certifying accountants required by Regulation S-B, Item 304(a)(3)

      *21               Subsidiaries of the Small Business Issuer

      *23               Consent of Independent Accountants

      * Filed herewith
     ** Previously filed
    *** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13(a) of Form 10-KSB.
