Form 10QSB
period 2001-03-31
ACCESS ANYTIME BANCORP INC
filed 2001-04-27
CIK 1024015

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 Yes /X/ No / /
                1,247,336 Shares of Capital Stock $.01 par value
                        Outstanding as of April 27, 2001




Transitional Small Business Disclosure Format (check one):  Yes / /    No /X/
================================================================================

                                TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                     ----
PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                  Unaudited Condensed Consolidated Statements of Financial Condition......................             3

                  Unaudited Condensed Consolidated Statements of Operations...............................             4

                  Unaudited Condensed Consolidated Statement of Stockholders' Equity......................             5

                  Unaudited Condensed Consolidated Statements of Cash Flows...............................         6 - 7

                  Notes to Condensed Consolidated Financial Statements (Unaudited)........................         8- 12

        Item 2 - Management's Discussion and Analysis or Plan of Operation................................       13 - 16

PART II - OTHER INFORMATION

        Item 1  - Legal Proceedings.......................................................................            17

        Item 2  - Changes in Securities and Use of Proceeds...............................................          None

        Item 3 - Defaults Upon Senior Securities..........................................................          None

        Item 4 - Submission of Matters to a Vote of Security Holders......................................          None

        Item 5 - Other Information........................................................................          None

        Item 6 - Exhibits and Reports on Form 8-K.........................................................            17

SIGNATURES................................................................................................            18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         March 31,            December 31,
ASSETS                                                                                     2001                   2000
------                                                                              --------------------  ---------------------
Cash and cash equivalents                                                           $         7,494,087   $         7,145,268
Certificates of deposit                                                                       4,394,000             3,796,000
Securities available-for-sale (amortized cost of $9,029,202 and $7,706,714)                   9,056,376             7,638,711
Securities held-to-maturity (aggregate fair value of $3,075,302
   and $6,110,834)                                                                            3,048,377             6,090,761
Loans held-for-sale (aggregate fair value of $3,602,204 and $844,558)                         3,538,232               821,180
Loans receivable, net                                                                       120,545,788           119,479,443
Interest receivable                                                                           1,030,169             1,047,801
Real estate owned                                                                               289,926               154,218
Federal Home Loan Bank stock                                                                    957,600               944,600
Premises and equipment, net                                                                   3,421,221             3,512,894
Goodwill, net                                                                                 1,978,550             2,014,965
Deferred tax asset                                                                              994,516             1,112,875
Other assets                                                                                    348,917               585,923
                                                                                    --------------------  ---------------------

       Total assets                                                                 $       157,097,759   $       154,344,639
                                                                                    ====================  =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                         $       140,150,819   $       137,275,966
   Federal Home Loan Bank advances                                                            2,750,000             2,750,000
   Accrued interest and other liabilities                                                       674,730             1,134,847
   Advanced payments by borrowers for taxes and insurance                                       195,417               157,778
   Employee Stock Ownership Plan - Note Payable                                               1,258,157             1,289,739
                                                                                    --------------------  ---------------------

       Total liabilities                                                                    145,029,123           142,608,330
                                                                                    --------------------  ---------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized; none
     issued                                                                                          --                    --
   Common stock, $.01 par value; 6,000,000 shares authorized;
     1,489,116 and 1,489,116 shares issued; 1,247,336 and 1,241,173
     outstanding in 2001 and 2000, respectively                                                  14,891                14,891
   Capital in excess of par value                                                            11,063,751            11,054,201
   Retained earnings                                                                          2,332,259             2,165,273
   Accumulated other comprehensive gain (loss), net of tax expense of
     $9,240 and tax benefit of $23,019                                                           17,935               (44,684)
                                                                                    --------------------  ---------------------
                                                                                             13,428,836            13,189,681
   Unallocated Employee Stock Ownership Plan shares                                          (1,185,000)           (1,289,739)
   Treasury stock, at cost                                                                     (175,200)             (163,633)
                                                                                    --------------------  ---------------------
       Total stockholders' equity                                                            12,068,636            11,736,309
                                                                                    --------------------
                                                                                                          ---------------------

       Total liabilities and stockholders' equity                                   $       157,097,759   $       154,344,639
                                                                                    ====================  =====================

                  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Three Month Periods Ended
                                                                                                      March 31,
                                                                                      --------------------------------------
                                                                                            2001                 2000
                                                                                      ------------------  ------------------
Interest income:
   Loans receivable                                                                   $       2,567,568   $       2,128,522
   U.S. government agency securities                                                             56,603              55,709
   Mortgage-backed securities                                                                   170,825             225,933
   Other interest income                                                                        135,049             102,186
                                                                                      ------------------  ------------------

       Total interest income                                                                  2,930,045           2,512,350
                                                                                      ------------------  ------------------

Interest expense:
   Deposits                                                                                   1,546,636           1,130,634
   Federal Home Loan Bank advances                                                               34,001             104,325
   Other borrowings                                                                              31,516                  --
                                                                                      ------------------  ------------------

       Total interest expense                                                                 1,612,153           1,234,959
                                                                                      ------------------  ------------------

Net interest income before provision for loan losses                                          1,317,892           1,277,391
Provision for loan losses                                                                        69,000              34,747
                                                                                      ------------------  ------------------

       Net interest income after provision for loan
         losses                                                                               1,248,892           1,242,644
                                                                                      ------------------  ------------------

Noninterest income:
   Loan servicing and other fees                                                                 62,860              58,902
   Net realized gains on sales of loans                                                          72,398               9,469
   Other income                                                                                 194,101             171,741
                                                                                      ------------------  ------------------

       Total other income                                                                       329,359             240,112
                                                                                      ------------------  ------------------

Noninterest expenses:
   Salaries and employee benefits                                                               636,537             582,449
   Occupancy expense                                                                            212,285             192,359
   Deposit insurance premium                                                                     29,727              24,121
   Advertising                                                                                    9,587              10,781
   Real estate operations, net                                                                    2,442               4,920
   Professional fees                                                                             66,601              62,246
   Amortization of goodwill                                                                      36,415              35,981
   Other expense                                                                                331,421             328,088
                                                                                      ------------------  ------------------

       Total other expenses                                                                   1,325,015           1,240,945
                                                                                      ------------------  ------------------

Income before income taxes                                                                      253,236             241,811

Income tax expense                                                                               86,250              82,876
                                                                                      ------------------  ------------------

Net income                                                                            $         166,986   $         158,935
                                                                                      ==================  ==================

Earnings per common share                                                             $             .13    $            .13
                                                                                      ==================  ==================

Earnings per common share-assuming dilution                                           $             .13    $            .13
                                                                                      ==================  ==================


                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                            Accumulated
                                   Common Stock       Treasury Stock                                           Other
                                 ----------------- --------------------                Capital             Comprehensive
                                  Number                                              in Excess               Income
                   Comprehensive    of               Number              Unallocated    of Par    Retained    (Loss)
                       Income     shares   Amount  of Shares  Amount    ESOP Shares     Value     Earnings      Net        Total
                   ------------- --------- ------- --------- ---------  -----------  ----------- ----------  ---------  -----------
Balance at
   December 31,
   2000                          1,489,116 $14,891   23,943  $(163,633) $(1,289,739) $11,054,201 $2,165,273 $ (44,684) $11,736,309

Net income          $  166,986          --      --       --         --           --           --    166,986        --      166,986

Net change in
   unrealized
   depreciation on
   available-for-
   sale securities,
   net of tax           62,619          --      --       --         --           --           --         --    62,619       62,619
                    ----------

Total
   comprehensive
   income           $  229,605
                    ==========

Common stock
   issued                               --      --       --         --           --           --         --        --           --

Common stock rights
   awarded in lieu
   of directors'
   cash
   compensation                         --      --       --         --           --        4,550         --        --        4,550

Purchase of ESOP
   shares                               --      --       --         --           --           --         --        --           --

Purchases of
   treasury stock                       --      --    1,837    (11,567)          --           --         --        --      (11,567)

ESOP shares
   allocated                            --      --       --         --      104,739        5,000         --        --      109,739
                                 --------- -------   ------  ---------  -----------  ----------- ---------- ---------  -----------

Balance at
   March 31, 2001                1,489,116 $14,892    5,780  $(175,200) $(1,185,000) $11,063,751 $2,332,259 $  17,935  $12,068,636
                                 ========= =======   ======  =========  ===========  =========== ========== =========  ===========


                The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Three Month Periods Ended
                                                                                                    March 31,
                                                                                      --------------------------------------
                                                                                            2001                 2000
                                                                                      ------------------  ------------------
Cash flows from operating activities:
   Net income                                                                         $        166,986    $        158,935
   Adjustments to reconcile net income to cash
    provided by operating activities:
     Depreciation                                                                              108,838              98,832
     Deferred income taxes                                                                      86,100              82,876
     Provision for loan losses                                                                  69,000              34,747
     Amortization of premiums on investment securities                                          14,376              20,884
     Amortization of loan premiums, discounts and
       deferred fees, net                                                                       34,307              46,477
     Amortization of goodwill                                                                   36,415              35,809
     Non-cash ESOP contribution                                                                109,739                  --
     Gain on sale of loans held-for-sale                                                       (72,398)             (9,469)
     Proceeds from sales of loans held-for-sale                                              4,046,394             459,217
     Originations of loans held-for-sale                                                    (6,691,048)           (811,665)
     Common stock rights issued in lieu of directors
       compensation                                                                              4,550               5,200
     Loss on disposition of assets                                                               2,010                  --
     Net decrease in accrued interest receivable and
       other assets                                                                             72,812             175,126
     Decrease in accrued expense and other liabilities                                        (386,960)            (13,227)
                                                                                      ------------------  ------------------

       Net cash provided by (used in) operating activities                                  (2,398,879)            283,742
                                                                                      ------------------  ------------------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                                 (200,000)                 --
   Proceeds from maturities and principal repayments
     of available-for-sale securities                                                          471,304             296,043
   Purchases of held-to-maturity securities                                                         --          (2,179,064)
   Proceeds from maturities and principal repayments
     of held-to-maturity securities                                                          1,433,916             306,771
   Purchase of FHLB stock                                                                      (13,000)            (13,300)
   Net (increase) decrease in certificates of deposit                                         (598,000)            499,000
   Net increase in loans                                                                    (1,123,532)         (3,149,689)
   Purchases of premises and equipment                                                         (19,175)         (1,149,528)
                                                                                      ------------------  ------------------

       Net cash used by investing activities                                                   (48,487)         (5,389,767)
                                                                                      ------------------  ------------------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                                       2,874,853            (238,673)
   Net change in other borrowed funds                                                               --           3,000,000
   Net increase in advance payments by borrowers for
     taxes and insurance                                                                        37,639              28,517
   Repayment of debt                                                                          (104,740)                 --
   Purchase of treasury stock                                                                  (11,567)            (51,345)
                                                                                      ------------------  ------------------

       Net cash provided in financing activities                                             2,796,185           2,738,499
                                                                                      ------------------  ------------------

Increase (decrease) in cash and cash equivalents                                               348,819          (2,367,526)
Cash and cash equivalents at January 1                                                       7,145,268           7,874,748
                                                                                      ------------------  ------------------

Cash and cash equivalents at March 31                                                 $      7,494,087    $      5,507,222
                                                                                      ==================  ==================

                                   (Continued)

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                                                                                             Three Month Periods Ended
                                                                                                      March 31,
                                                                                      --------------------------------------
                                                                                            2001                 2000
                                                                                      ------------------  ------------------
Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest                                                                         $      1,628,108    $      1,148,919
     Income taxes                                                                                  150               1,000
   Supplemental disclosure of non-cash investing and
    financing activities
       Real estate acquired in settlement of loans                                                  --
                                                                                                                    50,970
     Non-cash transfer of investment security pursuant to FASB 133                           1,607,997                  --
















    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IMPACT OF NEW ACCOUNTING STANDARDS - In June 1998, the FASB issued Statement No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In July 1999, the FASB issued Statement No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which deferred the effective date of SFAS 133 to no later than January 1, 2001 for the Company's financial statements. SFAS 133 requires companies to record derivatives on the balance sheet at fair value. Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of FASB Statement No. 133. The Company implemented SFAS 133 on January 1, 2001. The implementation did not materially impact the Company's financial statements.

Upon implementation of FASB 133 the Company transferred $1,607,997 of securities held-to-maturity to securities available-for-sale.

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

NOTE 2   BASIS OF CONSOLIDATION AND PRESENTATION

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

The unaudited interim financial statements have been prepared by management of the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The December 31, 2000 consolidated statement of financial condition, as presented herein, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2000.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3   SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value follows:

                                                    Amortized                 Gross unrealized                   Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  ------------------  -----------------  -----------------
AVAILABLE-FOR-SALE SECURITIES:

   March 31, 2001:
     Mortgage-backed securities:
       GNMA adjustable rate                      $       7,214,347  $         15,718    $          43,518  $      7,186,547
       GNMA fixed rate                                   1,607,997            55,402                   --         1,663,399
     Equity securities:
       FNMA common stock                                     6,858               822                   --             7,680
     Trust preferred securities                            200,000                --                1,250           198,750
                                                 -----------------  ------------------  -----------------  -----------------
                                                 $       9,029,202  $         71,942    $          44,768  $      9,056,376
                                                 =================  ==================  =================  =================

   December 31, 2000:
     Mortgage-backed securities:
       GNMA adjustable rate                      $       7,699,556  $           2,564   $         71,597   $      7,630,523
     Equity securities:
       FNMA common stock                                     6,858              1,330                 --              8,188
                                                 =================  ==================  =================  =================
                                                 $       7,706,414  $           3,894   $         71,597   $      7,638,711
                                                 =================  ==================  =================  =================

                                                    Amortized                 Gross unrealized                   Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  ------------------  -----------------  -----------------
HELD-TO-MATURITY SECURITIES:

   March 31, 2001:
     Mortgage-backed securities:
       FHLMC adjustable rate                     $         804,653  $              --   $           4,168  $         800,485
     US government agency bonds                          1,000,000              8,941                  --          1,008,941
     Corporate bonds                                       943,724             16,152                  --            959,876
     Trust preferred securities                            300,000              6,000                  --            306,000
                                                 -----------------  ------------------  -----------------  -----------------

                                                 $       3,048,377  $          31,093   $           4,168  $       3,075,302
                                                 =================  ==================  =================  =================

   December 31, 2000:
     Mortgage-backed securities:
       FNMA participation certificates           $         130,362  $              --   $             886  $         129,476
       FHLMC participation certificates                    972,584                 --               6,786            965,798
       GNMA fixed rate                                   1,656,109             43,745                  --          1,699,854
       FHLMC adjustable rate                               838,859                 --              14,618            824,241
     US government agency bonds                          1,000,000              3,780                  --          1,003,780
     Corporate bonds                                     1,192,847              6,497                 659          1,198,685
     Trust preferred securities                            300,000                 --              11,000            289,000
                                                 -----------------  ------------------  -----------------  -----------------

                                                 $       6,090,761  $          54,022   $          33,949  $       6,110,834
                                                 =================  ==================  =================  =================

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4   LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follows:

                                                                     Gross unrealized
                                                        --------------------------------------------
                                Amortized cost                Gains                    Losses                 Fair value
                              -------------------       -------------------      -------------------      -------------------
March 31, 2001                $       3,538,232         $          63,972        $              --        $       3,602,204
December 31, 2000                       821,180                    23,678                       --                  844,858

NOTE 5   LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

                                                                                         March 31,          December 31,
                                                                                            2001                2000
                                                                                      -----------------  -------------------
First mortgage loans:
   Conventional                                                                       $      60,790,653  $        61,062,423
   FHA insured and VA guaranteed                                                              7,542,796            7,720,504
   Commercial real estate loans                                                              23,793,822           25,144,372
Commercial loans, other than mortgage                                                         8,114,644            6,958,873
Consumer loans                                                                               14,764,199           14,018,066
Construction loans                                                                            3,212,037            1,721,472
Other                                                                                         5,431,642            4,928,708
                                                                                      -----------------  -------------------

                                                                                            123,649,793          121,554,418

Less:
   Loans in process                                                                           1,450,756              502,152
   Unearned discounts, deferred loan fees, and other                                            925,643              891,337
   Allowance for loan losses                                                                    727,606              681,486
                                                                                      -----------------  -------------------

                                                                                      $     120,545,788  $       119,479,443
                                                                                      =================  ===================

An analysis of the changes in allowance for loan losses follows:

                                                                                  Three Months Ended        Year Ended
                                                                                    March 31, 2001       December 31, 2000
                                                                                 ---------------------- --------------------
Balance at beginning of year                                                     $        681,486       $         864,317

Loans charged-off                                                                         (54,487)               (150,873)
Recoveries                                                                                 31,607                  18,664
                                                                                 ---------------------- --------------------

       Net loans charged-off                                                              (22,880)               (132,209)
Provision for loan losses charged to operations                                            69,000                 199,378
Acquired general valuation allowance                                                           --                (250,000)
                                                                                 ---------------------- --------------------

Balance at end of period                                                         $        727,606       $         681,486
                                                                                 ====================== ====================

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5   LOANS RECEIVABLE (CONTINUED)

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

                                                                                  Three Months Ended        Year Ended
                                                                                    March 31, 2001       December 31, 2000
                                                                                 ---------------------- --------------------
Balance at beginning of year                                                     $      1,279,920       $      1,300,285
Loans originated                                                                               --                 98,114
Loan principal payments and other reductions                                              (18,043)              (118,479)
                                                                                 ---------------------- --------------------

Balance at end of period                                                         $      1,261,877       $      1,279,920
                                                                                 ====================== ====================

NOTE 6   NON-PERFORMING ASSETS

The composition of the Bank's portfolio of non-performing assets is shown in the following table:

                                                                                March 31, 2001            December 31, 2000
                                                                            -----------------------     ---------------------
Non-accruing loans*                                                         $         525,222           $       279,774
Past due 90 days or more and still accruing                                               --                        --
Real estate owned                                                                     289,926                   154,218
                                                                            -----------------------     ---------------------

Total non-performing assets                                                 $         815,148           $       433,992
                                                                            =======================     =====================

Ratio of non-performing assets to total assets                                           0.52%                     0.28%
                                                                            =======================     =====================

  *  Primarily loans which are past due for 90 days or more

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7   NET INCOME PER SHARE

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

A reconciliation between basic and diluted weighted average common shares outstanding follows:

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                        ------------------------------------
                                                                                              2001               2000
                                                                                        ------------------------------------
Weighted average common
     shares - Basic*                                                                         1,254,200          1,241,699

Plus effect of dilutive securities:
   Stock Options                                                                                 7,204             15,751
   Shares held by Rabbi Trust                                                                   25,081              8,106
                                                                                        -----------------  -----------------

Weighted average common
     shares - Assuming Dilution                                                              1,286,485          1,265,556
                                                                                        =================  =================

*Includes shares awarded to directors under the Non-Employee Director Retainer Plan

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH ACCESS ANYTIME BANCORP, INC.'S ("THE COMPANY") 2000 ANNUAL REPORT ON FORM 10-KSB.

GENERAL

The Company is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of FirstBank (the "Bank"). The Bank is a federally chartered stock savings bank conducting business from five banking locations in Albuquerque, Clovis, Gallup, and Portales, New Mexico. The Bank has a wholly-owned subsidiary which is currently inactive.

The Bank is principally engaged in the business of attracting retail and commercial deposits from the general public and investing those funds in first mortgage loans in owner occupied, single-family residential loans, residential construction loans and commercial real estate loans. In addition, the Bank originates consumer loans, including loans for the purchase of automobiles and home improvement loans, and commercial business loans including Small Business Administration loans.

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

FINANCIAL CONDITION

Total assets for the Company increased by $2,753,120 or 1.78%, from December 31, 2000 to March 31, 2001. The increase in assets was primarily due to an increase of approximately $2.7 million in loans held-for-sale and $1.1 million in loans receivable from December 31, 2000 to March 31, 2001. A transfer of $1,607,997 of securities held-to-maturity to securities available-for-sale was made on January 1, 2001, upon adoption of FASB 133.

Total liabilities increased by $2,420,793 or 1.70%, from December 31, 2000 to March 31, 2001. The increase in total liabilities was primarily due to an increase of approximately $2.9 million or 2.09% in deposits.

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

The following table is a reconciliation of the Bank's capital for regulatory purposes at March 31, 2001 as reported to the OTS.

                                                                         Tier 1-            Tier 1-             Total
                                                                          Core             Risk-based         Risk-based
                                                                         Capital            Capital            Capital
                                                                    ------------------  -----------------  -----------------
Total regulatory assets                                             $    157,080,106
Net unrealized depreciation on
   available-for-sale securities, net                                        (17,934)
Less intangible assets disallowed for
   regulatory purposes                                                    (2,314,066)
                                                                    ------------------

Adjusted regulatory total assets                                    $    154,748,106
                                                                    ==================

Risk-based assets                                                                       $     106,729,000  $    106,729,000
                                                                                        =================  =================

Stockholders' equity                                                $     13,561,828    $     13,561,828   $     13,561,828
Net unrealized depreciation on
   available-for-sale securities, net                                        (17,934)            (17,934)           (17,934)
General valuation allowance                                                       --                  --            727,606
Less intangible assets disallowed for
   regulatory purposes                                                    (2,314,066)         (2,314,066)        (2,314,066)
                                                                    ------------------  -----------------  -----------------

Regulatory capital                                                        11,229,828          11,229,828         11,957,434
Regulatory capital required to be "well capitalized"                       7,737,405           6,403,740         10,672,900
                                                                    ------------------  -----------------  -----------------

Excess regulatory capital                                           $      3,492,423    $      4,826,088   $      1,284,534
                                                                    ==================  =================  =================

Bank's capital to adjusted regulatory assets                                    7.26%
                                                                    ==================

Bank's capital to risk-based assets                                                                10.52%             11.20%
                                                                                        =================  =================

LIQUIDITY

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan Bank ("FHLB") which provides a source of borrowings to the Bank for asset and asset/liability matching. FHLB borrowings were $2.75 million at December 31, 2000 and March 31, 2001.

RESULTS OF OPERATIONS

THREE-MONTH COMPARATIVE ANALYSIS FOR PERIODS MARCH 31, 2001 AND 2000

Net income for the first quarter of 2001 increased by $8,051 or 5.07% to $166,986 or $.13 per share compared to $158,935 or $.13 per share for the first quarter of 2000.

Net Interest Income. Net interest income before provision for loan losses increased by approximately $41,000 or 3.17% to $1,318,000 for the three-month period ended March 31, 2001 compared to $1,277,000 for the same period in 2000. Interest income for the quarter ended March 31, 2001 increased by $418,000 as compared to the quarter ended March 31, 2000. The increase in interest income was primarily due to an increase in loan receivable interest income of $439,000. Interest expense for the quarter ended March 31, 2001 increased by $377,000 as compared to the quarter ended March 31, 2000. The increase in interest expense was primarily due to a $416,000 increase in deposit expense, and an increase of $32,000 in other interest expense which is related to the interest paid on the note payable on the Employee Stock Ownership Plan.

Provision for Loan Losses. The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of loans. During the first quarter of 2001, the provision for loan losses increased by $34,000 to $69,000 compared to $35,000 in the first quarter of 2000.

Noninterest Income. During the three-months ended March 31, 2001, noninterest income increased by $89,000 to $329,000 compared to $240,000 in 2000. The increase in noninterest income for the quarter ended March 31, 2001 was primarily due to an increase of $63,000 in gains on sales of loans.

Noninterest Expense. Noninterest expense increased to $1,325,000 from $1,241,000 for the quarter ended March 31, 2001 compared to the same quarter in 2000. The $84,000 increase in noninterest expense was primarily due to an increase in salaries and employee benefits of $54,000 and to a lesser extent an increase in occupancy expense of $20,000.

Provision for Income Taxes. The income tax expense for the quarter ended March 31, 2001 was an expense of $86,000 compared to $83,000 in the quarter ended March 31, 2000.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


         (a)    Exhibits

                None


         (b)    Reports on Form 8-K.

                1. Two reports on Form 8-K, which were filed during the first quarter, were previously described in the Company's Form 10-KSB for the fiscal year ended December 31, 2000.

                2. In addition, on March 8, 2001, the Company filed a Form 8-K reporting termination of the Company's relationship with its former certifying accountants and providing a letter from such accountants in compliance with SEC rules.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ACCESS ANYTIME BANCORP, INC.



    Date:  April 27, 2001      /s/ Norman R. Corzine
                               -----------------------------------------------
                               Norman R. Corzine, Chairman of the Board,
                               Chief Executive Officer
                               (DULY AUTHORIZED REPRESENTATIVE)


    Date:  April 27, 2001      /s/ Ken Huey, Jr.
                               ---------------------------
                               Ken Huey, Jr., President, Chief Financial
                               Officer and Director
                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                               (DULY AUTHORIZED REPRESENTATIVE)