Form 10QSB
period 2001-06-30
ACCESS ANYTIME BANCORP INC
filed 2001-07-27
CIK 1024015

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 Yes /X/      No / /
                1,255,641 Shares of Capital Stock $.01 par value

                         Outstanding as of July 27, 2001




    Transitional Small Business Disclosure Format (check one): Yes / /   No /X/

================================================================================

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
              Unaudited Condensed Consolidated Statements of Financial Condition.......       3

              Unaudited Condensed Consolidated Statements of Operations................       4

              Unaudited Condensed Consolidated Statement of Stockholders' Equity.......       5

              Unaudited Condensed Consolidated Statements of Cash Flows................   6 - 7

              Notes to Condensed Consolidated Financial Statements (Unaudited).........  8 - 14

     Item 2 - Management's Discussion and Analysis or Plan of Operation................ 15 - 18

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings........................................................      19

     Item 2 - Changes in Securities....................................................    None

     Item 3 - Defaults Upon Senior Securities..........................................    None

     Item 4 - Submission of Matters to a Vote of Security Holders......................      19

     Item 5 - Other Information........................................................    None

     Item 6 - Exhibits and Reports on Form 8-K.........................................      19

SIGNATURES.............................................................................      20

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         June 30,         December 31,
ASSETS                                                                                     2001               2000
------                                                                               ---------------    ---------------
Cash and cash equivalents                                                            $     6,186,991    $     7,145,268
Certificates of deposit                                                                    3,294,000          3,796,000
Securities available-for-sale (amortized cost of $11,360,296 and $7,706,714)              11,436,131          7,638,711
Securities held-to-maturity (aggregate fair value of $3,022,084 and $6,110,834)            2,982,966          6,090,761
Loans held-for-sale (aggregate fair value of $890,897 and $844,558)                          865,276            821,180
Loans receivable, net                                                                    131,587,809        119,479,443
Interest receivable                                                                          951,310          1,047,801
Real estate owned                                                                            282,302            154,218
Federal Home Loan Bank stock                                                                 968,000            944,600
Premises and equipment, net                                                                3,398,113          3,512,894
Goodwill, net                                                                              1,942,134          2,014,965
Deferred tax asset                                                                           877,938          1,112,875
Other assets                                                                                 323,793            585,923
                                                                                     ---------------    ---------------

        Total assets                                                                 $   165,096,763    $   154,344,639
                                                                                    ================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                          $   144,805,071    $   137,275,966
   Federal Home Loan Bank advances                                                         5,750,000          2,750,000
   Accrued interest and other liabilities                                                    737,162          1,134,847
   Advanced payments by borrowers for taxes and insurance                                    245,893            157,778
   Employee Stock Ownership Plan - Note Payable                                            1,221,487          1,289,739
                                                                                     ---------------    ---------------

        Total liabilities                                                                152,759,613        142,608,330
                                                                                     ---------------    ---------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued                      --                 --
   Common stock, $.01 par value; 6,000,000 shares authorized; 1,490,533 and
     1,489,116 shares issued; 1,255,641 and 1,241,173 outstanding in 2001
     and 2000, respectively                                                                   14,905             14,891
   Capital in excess of par value                                                         11,068,287         11,054,201
   Retained earnings                                                                       2,526,707          2,165,273
   Accumulated other comprehensive gain (loss), net of tax expense of
     $25,784 and tax benefit of $23,019                                                       50,051            (44,684)
                                                                                     ---------------    ---------------
                                                                                          13,659,950         13,189,681
   Unallocated Employee Stock Ownership Plan shares                                       (1,140,000)        (1,289,739)
   Treasury stock, at cost                                                                  (182,800)          (163,633)
                                                                                     ---------------    ---------------
        Total stockholders' equity                                                        12,337,150         11,736,309
                                                                                     ---------------    ---------------

        Total liabilities and stockholders' equity                                   $   165,096,763    $   154,344,639
                                                                                     ===============    ===============

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Month Periods Ended      Six Month Periods Ended
                                                                       June 30,                     June 30,
                                                             --------------------------    ---------------------------
                                                                 2001           2000           2001           2000
                                                             ------------   ------------   ------------   ------------
Interest income:
   Loans receivable                                          $  2,588,839   $  2,236,982    $ 5,156,407   $  4,365,504
   U.S. government agency securities                               55,600         71,206        112,203        126,915
   Mortgage-backed securities                                     166,022        219,531        336,847        445,464
   Other interest income                                          124,642         98,147        259,691        200,333
                                                             ------------   ------------   ------------   ------------

        Total interest income                                   2,935,103      2,625,866     5,865,148       5,138,216
                                                             ------------   ------------   ------------   ------------


Interest expense:
   Deposits                                                     1,551,003      1,153,229      3,097,639      2,283,863
   FHLB advances                                                   55,428        216,255         89,429        320,580
   Other borrowings                                                24,551             --         56,067             --
                                                             ------------   ------------   ------------   ------------

        Total interest expense                                  1,630,982      1,369,484      3,243,135      2,604,443
                                                             ------------   ------------   ------------   ------------

Net interest income before provision for loan losses            1,304,121      1,256,382      2,622,013      2,533,773
Provision for loan losses                                          61,954         42,631        130,954         77,378
                                                             ------------   ------------   ------------   ------------

        Net interest income after provision for loan losses     1,242,167      1,213,751      2,491,059      2,456,395
                                                             ------------   ------------   ------------   ------------

Noninterest income:
   Loan servicing and other fees                                   91,571         54,449        154,431        113,351
   Gains on sales of loans                                        113,068         79,150        185,466         88,619
   Other income                                                   240,995        192,795        435,096        364,536
                                                             ------------   ------------   ------------   ------------

        Total other income                                        445,634        326,394        774,993        566,506
                                                             ------------   ------------   ------------   ------------

Noninterest expenses:
   Salaries and employee benefits                                 676,570        703,101      1,313,107      1,285,550
   Occupancy expense                                              187,449        205,484        399,734        397,843
   Deposit insurance premium                                       29,685         26,405         59,412         50,526
   Advertising                                                     20,672         19,460         30,259         30,241
   Real estate operations, net                                        308          7,505          2,750         12,425
   Professional fees                                               83,491         55,906        150,092        118,152
   Amortization of goodwill                                        36,415         36,401         72,830         72,382
   Other expense                                                  358,728        321,372        690,149        649,460
                                                             ------------   ------------   ------------   ------------

        Total other expenses                                    1,393,318      1,375,634      2,718,333      2,616,579
                                                             ------------   ------------   ------------   ------------

Income before income taxes                                        294,483        164,511        547,719        406,322

Income tax expense                                                100,035         55,933        186,285        138,809
                                                             ------------   ------------   ------------   ------------

Net income                                                   $    194,448   $    108,578   $    361,434   $    267,513
                                                             ============   ============   ============   ============

Earnings per common share                                    $        .15   $        .09   $        .29   $        .22
                                                             ============   ============   ============   ============

Earnings per common share-assuming dilution                  $        .15   $        .09   $        .28   $        .21
                                                             ============   ============   ============   ============

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                          Common Stock           Treasury Stock                       Capital
                                                       -------------------  -----------------------                  in Excess
                                        Comprehensive    Number                Number                Unallocated      of Par
                                            Income     of shares   Amount    of shares     Amount    ESOP shares      Value
                                        -------------  ---------  --------   ---------   ----------  -----------   -----------
Balance at December 31, 2000                           1,489,116  $ 14,891     23,943    $(163,633)  $(1,289,739)  $11,054,201

Net income                               $   361,434          --        --         --           --            --            --

Net change in unrealized
  depreciation on available-for-sale
  securities, net of tax                      94,735          --        --         --           --            --            --
                                         -----------
Total comprehensive income               $   456,169
                                         ===========

Common stock issued                                        1,417        14         --           --            --           (14)

Common stock rights awarded in lieu
  of directors' cash compensation                             --        --         --           --            --         9,100

Purchase of ESOP shares                                       --        --         --           --            --            --

Purchases of treasury stock                                   --        --      2,949      (19,167)           --            --

ESOP shares allocated                                         --        --         --           --       149,739         5,000
                                                       ---------  --------  ---------    ---------   -----------   -----------
Balance at June 30, 2001                               1,490,533  $ 14,905     26,892     (182,800)  $(1,140,000)  $11,068,287
                                                       =========  ========  =========    =========   ===========   ===========


                                                       Accumulated
                                                          Other
                                                      Comprehensive
                                                          Income
                                           Retained       (Loss)
                                           Earnings        Net          Total
                                         -----------   ----------   ------------
Balance at December 31, 2000             $ 2,165,273   $  (44,684)  $  11,736,30

Net income                                   361,434           --        361,434

Net change in unrealized
  depreciation on available-for-sale
  securities, net of tax                          --       94,735         94,735

Total comprehensive income

  Common stock issued                             --           --             --

Common stock rights awarded in lieu
  of directors' cash compensation                 --           --          9,100

Purchase of ESOP shares                           --           --             --

Purchases of treasury stock                       --           --        (19,167)

ESOP shares allocated                             --           --        154,739
                                         -----------   ----------   ------------
Balance at June 30, 2001                 $ 2,526,707   $   50,051   $ 12,337,150
                                         ===========   ==========   ============

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six Month Periods Ended
                                                                                      June 30,
                                                                           -----------------------------
                                                                              2001              2000
                                                                           ------------     ------------
Cash flows from operating activities:
   Net income                                                              $    361,434     $    267,513
   Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
     Depreciation                                                               205,027          201,281
     Deferred income taxes                                                      186,135          133,809
     Provision for loan losses                                                  130,954           77,378
     Amortization of premiums on investment securities                           61,466           43,755
     Amortization of loan premiums, discounts and
       deferred fees, net                                                        57,976          100,239
     Amortization of goodwill                                                    72,830           72,382
     Non-cash ESOP contribution                                                 154,739               --
     Gains on sales of loans                                                   (185,466)         (88,619)
     Proceeds from sales of loans held-for-sale                              11,476,828        3,872,976
     Originations of loans held-for-sale                                    (11,335,458)      (4,968,585)
     Common stock rights issued in lieu of directors
       compensation                                                               9,100            9,750
     (Gain) loss on disposition of assets                                       (11,447)           4,791
     Net (increase) decrease in accrued interest
       receivable and other assets                                              110,751       (1,263,793)
     Increase (decrease) in accrued interest and other a liabilities           (324,528)         179,545
                                                                           ------------     ------------

        Net cash provided by (used in) operating activities                     970,341       (1,357,578)
                                                                           ------------     ------------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                (3,380,000)              --
   Proceeds from maturities and principal repayments
     of available-for-sale securities                                         1,282,165          663,682
   Purchases of held-to-maturity securities                                          --       (2,191,887)
   Proceeds from maturities and principal repayments
     of held-to-maturity securities                                           1,495,055        1,612,616
   Purchase of FHLB stock                                                       (23,400)         (34,742)
   Net decrease in certificates of deposit                                      502,000        1,247,000
   Net increase in loans                                                    (12,182,282)      (7,156,836)
   Purchases of premises and equipment                                          (78,799)      (1,423,467)
                                                                           ------------     ------------
        Net cash used in investing activities                               (12,385,261)      (7,283,634)
                                                                           ------------     ------------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                        7,529,105       (1,723,912)
   Net change in other borrowed funds                                         3,000,000        7,000,000
   Net increase in advance payments by borrowers for
     taxes and insurance                                                         88,115           91,676
   Repayment of debt                                                           (141,410)              --
   Purchase of treasury stock                                                   (19,167)         (54,546)
   Proceeds from issuance of common stock                                            --        1,367,739
                                                                           ------------     ------------

        Net cash provided by financing activities                            10,456,643        6,680,957
                                                                           ------------     ------------

Decrease in cash and cash equivalents                                          (958,277)      (1,960,255)
Cash and cash equivalents at January 1                                        7,145,268        7,874,748
                                                                           ------------     ------------

Cash and cash equivalents at June 30                                       $  6,186,991     $  5,914,493
                                                                           ============     ============


                                   (Continued)






ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)


                                                                               Six Month Periods Ended
                                                                                      June 30,
                                                                           -----------------------------
                                                                              2001              2000
                                                                           ------------     ------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                                             $  3,293,829     $  2,300,629
      Income taxes                                                                  150           10,000
  Supplemental disclosure of non-cash investing and
    financing activities
      Real estate acquired in settlement of loans                                    --           71,942
      Non-cash transfer of investment security pursuant
        to FASB 133                                                           1,607,997               --




  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IMPACT OF NEW ACCOUNTING STANDARDS - In June 1998, the FASB issued Statement No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In July 1999, the FASB issued Statement No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which deferred the effective date of SFAS 133 to no later than January 1, 2001 for the Company's financial statements. SFAS 133 requires companies to record derivatives on the balance sheet at fair value. Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of FASB Statement No. 133. The Company implemented SFAS 133 on January 1, 2001. The implementation did not impact the Company's financial statements because the Bank did not have any derivatives or hedging activities.

Upon implementation of FASB 133 the Company transferred $1,607,997 of securities held-to-maturity to securities available-for-sale.

In September 2000, the FASB issued Statement No. 140 ("SFAS 140"), ACCOUNTING FOR THE TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which replaces Statement No. 125 (of the same title). SFAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of SFAS 125's provisions. The collateral and disclosure provisions of SFAS 140 are effective for year-end 2000 financial statements. The other provisions of this Statement are effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The implementation did not impact the Company's financial statements.

In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocated to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill [and equity-method goodwill] is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, January 1, 2001, the Company expects to have unamortized goodwill in the amount of approximately $1,870,000, unamortized identifiable intangible assets or unamortized negative goodwill, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $145,067 and $72,830 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The unaudited interim financial statements have been prepared by management of the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The December 31, 2000 consolidated statement of financial condition, as presented herein, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2000.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3   SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value follows:

                                                   Amortized          Gross unrealized            Fair
                                                     Cost           Gains         Losses         Value
                                                 ------------   ------------   ------------   ------------
AVAILABLE-FOR-SALE SECURITIES:

   June 30, 2001:
     Mortgage-backed securities:
       GNMA adjustable rate                      $  6,524,045  $      34,946   $     31,967   $  6,527,024
       GNMA fixed rate                              4,449,393         65,294             --      4,514,687
     Equity securities:
       FNMA common stock                                6,858          1,642             --          8,500
     Trust preferred securities                       380,000          5,920             --        385,920
                                                 ------------   ------------   ------------   ------------
                                                 $ 11,360,296   $    107,802   $     31,967   $ 11,436,131
                                                 ============   ============   ============   ============

   December 31, 2000:
     Mortgage-backed securities:
       GNMA adjustable rate                      $  7,699,556   $      2,564   $     71,597   $  7,630,523
     Equity securities:
       FNMA common stock                                6,858          1,330             --          8,188
                                                 ------------   ------------   ------------   ------------
                                                 $  7,706,414   $      3,894   $     71,597   $  7,638,711
                                                 ============   ============   ============   ============


                                                   Amortized          Gross unrealized            Fair
                                                     Cost           Gains         Losses         Value
                                                 ------------   ------------   ------------   ------------

HELD-TO-MATURITY SECURITIES:

   June 30, 2001:
     Mortgage-backed securities:
       FHLMC adjustable rate                     $    738,445   $        594   $        345   $    738,694
     US government agency bonds                     1,000,000          6,559             --      1,006,559
     Corporate bonds                                  944,521         19,810             --        964,331
     Trust preferred securities                       300,000         12,500             --        312,500
                                                 ------------   ------------   ------------   ------------

                                                 $  2,982,966   $     39,463   $        345   $  3,022,084
                                                 ============   ============   ============   ============

   December 31, 2000:
     Mortgage-backed securities:
       FNMA participation certificates           $    130,362   $         --   $        886   $    129,476
       FHLMC participation certificates               972,584             --          6,786        965,798
       GNMA fixed rate                              1,656,109         43,745             --      1,699,854
       FHLMC adjustable rate                          838,859             --         14,618        824,241
     US government agency bonds                     1,000,000          3,780             --      1,003,780
     Corporate bonds                                1,192,847          6,497            659      1,198,685
     Trust preferred securities                       300,000             --         11,000        289,000
                                                 ------------   ------------   ------------   ------------

                                                 $  6,090,761   $     54,022   $     33,949   $  6,110,834
                                                 ============   ============   ============   ============

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4   LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follows:

                                                      Gross unrealized
                                                --------------------------------
                              Amortized cost       Gains              Losses         Fair value
                              -------------     -------------      -------------    -------------
June 30, 2001                 $     865,276     $      25,621      $          --    $     890,897
December 31, 2000                   821,180            23,678                 --          844,858

NOTE 5   LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

                                                                  June 30,        December 31,
                                                                    2001              2000
                                                               --------------    --------------
First mortgage loans:
   Conventional                                                $   63,750,371    $   61,062,423
   FHA insured and VA guaranteed                                    7,821,664         7,720,504
   Commercial real estate loans                                    27,049,872        25,144,372
Commercial loans, other than mortgage                               8,976,854         6,958,873
Consumer loans                                                     17,028,796        14,018,066
Construction loans                                                  4,570,343         1,721,472
Other                                                               5,948,871         4,928,708
                                                               --------------    --------------

                                                                  135,146,771       121,554,418

Less:
   Loans in process                                                 1,813,149           502,152
   Unearned discounts, deferred loan fees, and other                  949,313           891,337
   Allowance for loan losses                                          796,500           681,486
                                                               --------------    --------------

                                                               $  131,587,809    $  119,479,443
                                                               ==============    ==============

An analysis of the changes in allowance for loan losses follows:

                                                               Six Months Ended       Year Ended
                                                                June 30, 2001      December 31, 2000
                                                               ----------------    -----------------
Balance at beginning of year                                   $        681,486    $         864,317

Loans charged-off                                                       (59,189)            (150,873)
Recoveries                                                               43,249               18,664
                                                               ----------------    -----------------

       Net loans charged-off                                            (15,940)            (132,209)
Provision for loan losses charged to operations                         130,954              199,378
Acquired general valuation allowance                                         --             (250,000)
                                                               ----------------    -----------------

Balance at end of period                                       $        796,500    $         681,486
                                                               ================    =================

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 5   LOANS RECEIVABLE (CONTINUED)

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

                                                               Six Months Ended        Year Ended
                                                                June 30, 2001      December 31, 2000
                                                               ----------------    -----------------
Balance at beginning of year                                   $      1,279,920    $       1,300,285
Loans originated                                                         99,680               98,114
Loan principal payments and other reductions                           (211,768)            (118,479)
                                                               ----------------    -----------------
Balance at end of period                                       $      1,167,832    $       1,279,920
                                                               ================    =================


NOTE 6   NON-PERFORMING ASSETS

The composition of the Bank's portfolio of non-performing assets is shown in the following table:

                                                                June 30, 2001      December 31, 2000
                                                               ----------------    -----------------
Non-accruing loans*                                            $      1,291,745    $         279,774
Past due 90 days or more and still accruing                                  --                   --
Real estate owned                                                       282,302              154,218
                                                               ----------------    -----------------

Total non-performing assets                                    $      1,574,047    $         433,992
                                                               ================    =================

Ratio of non-performing assets to total assets                             0.95%                0.28%
                                                               ================    =================

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

A reconciliation between basic and diluted weighted average common shares outstanding follows:

                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                             June 30,
                                                    -------------------------------      ----------------------------
                                                        2001               2000              2001            2000
                                                    ------------       ------------      ------------    ------------
Weighted average common
     shares - Basic*                                   1,262,214          1,242,354         1,258,229       1,242,002

Plus effect of dilutive Securities:
   Stock Options                                          11,555              5,072             9,451          10,709
   Shares held by Rabbi Trust                             26,280             12,952            25,685          10,529
                                                    ------------       ------------      ------------    ------------

Weighted average common
     shares - Assuming Dilution                        1,300,049          1,260,378         1,293,365       1,263,240
                                                    ============       ============      ============    ============

*Includes shares awarded to directors under the Non-Employee Director Retainer Plan

NOTE 8   SUBSEQUENT EVENT

The Company issued $4 million of 10.25% Fixed Rate Capital Trust Pass-through Securities of Access Anytime Capital Trust I on July 16, 2001. The Bank's capital ratios after this injection of the new capital computed on a pro forma basis as June 30, 2001 would be: Tier 1 Core Capital 8.81%, Tier 1 Risk Capital 12.05%, and Total Risk-based Capital 12.71% (see 8-K filed on July 17, 2001).

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

FINANCIAL CONDITION

Total assets for the Company increased by $10,752,124 or 6.97%, from December 31, 2000 to June 30, 2001. The increase in assets was primarily due to an increase of approximately $12.1 million in loans receivable from December 31, 2000 to June 30, 2001.

Total liabilities increased by $10,151,283 or 7.12%, from six-month period ended June 30, 2001. An increase of $7.5 million or 5.48% in deposits and an increase in Federal Home Loan Bank advances of $3 million was the cause of the increase in total liabilities. The increase in deposits and advances was used to fund the increase in loans receivable.

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

The following table is a reconciliation of the Bank's capital for regulatory purposes at June 30, 2001 as reported to the OTS.

                                                              Tier 1-           Tier 1-            Total
                                                               Core           Risk-based         Risk-based
                                                              Capital           Capital            Capital
                                                           --------------    --------------    --------------
Total regulatory assets                                    $  164,981,024
Net unrealized depreciation on
   available-for-sale securities, net                             (50,051)
Less intangible assets disallowed for
   regulatory purposes                                         (2,094,070)
                                                           --------------

Adjusted regulatory total assets                           $  162,836,903
                                                           ==============

Risk-based assets                                                            $  121,156,000    $  121,156,000
                                                                             ==============    ==============

Stockholders' equity                                       $     13,821,912  $   13,821,912    $   13,821,912
Net unrealized depreciation on
   available-for-sale securities, net                              (50,051)          (50,051)         (50,051)
General valuation allowance                                            --                --           796,500
Less intangible assets disallowed for
regulatory purposes                                            (2,094,070)       (2,094,070)       (2,094,070)
                                                           --------------    --------------    --------------
Regulatory capital                                             11,677,791        11,677,791        12,474,291
Regulatory capital required to be "well capitalized"            8,141,845         7,269,360        12,115,600
                                                           --------------    --------------    --------------

Excess regulatory capital                                  $    3,535,946    $    4,408,431    $      358,691
                                                           ==============    ==============    ==============

Bank's capital to adjusted regulatory assets                         7.17%
                                                           ==============

Bank's capital to risk-based assets                                                    9.64%            10.30%
                                                                             ==============    ==============


LIQUIDITY

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan Bank ("FHLB") which provides a source of borrowings to the Bank for asset and asset/liability matching. FHLB borrowings were $2.75 million at December 31, 2000 and $5.75 million at June 30,

2001. In a subsequent event, the Company also injected approximately $2.9 million into the Bank to payoff short-term borrowings and fund loans receivable (see Note 8 of this Form 10-QSB).

RESULTS OF OPERATIONS

THREE-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED JUNE 30, 2001 AND 2000

Net income for the three-months ended June 30, 2001 was $194,448 or $.15 per share compared to $108,578 or $.09 per share for the three-months ended June 30, 2000.

Net Interest Income. Net interest income before provision for loan losses increased by $47,739 to $1,304,121 for the three-month period ended June 30, 2001 compared to $1,256,382 for the same period in 2000. Interest income for the quarter ended June 30, 2001 increased by $309,237 which was reduced by an increase in interest expense of $261,498, as compared to the quarter ended June 30, 2000. The increase in interest income was primarily due to an increase in loan receivable interest income of $351,857 over the same period in 2000.

Provision for Loan Losses. The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of loans. During the second quarter of 2001, the provision for loan losses increased by $19,323 to $61,954 compared to the second quarter of 2000.

Noninterest Income. During the three-months ended June 30, 2001, noninterest income increased by $119,240 to $445,634 compared to $326,394 in 2000. The increase in noninterest income for the quarter ended June 30, 2001 was due to an increase in other income, loan servicing and other fees, and net realized gains on sales of loans of $48,200, $37,122, and $33,918, respectively.

Noninterest Expense. Noninterest expense increased to $1,393,318 from $1,375,634 for the quarter ended June 30, 2001 compared to the same quarter in 2000. The $17,684 increase in noninterest expense was primarily due to an increase in other expenses of $37,356.

Provision for Income Taxes. The income tax expense for the quarter ended June 30, 2001 was $100,035 compared to $55,933 in the quarter ended June 30, 2000.

SIX-MONTH COMPARATIVE ANALYSIS FOR PERIODS ENDED JUNE 30, 2001 AND 2000

Net income for the six-months ended June 30, 2001 was $361,434 or $.29 per share compared to $267,513 or $.22 for the six-months ended June 30, 2000.

Net Interest Income. Net interest income before provision for loan losses increased by $88,240 to $2,622,013 for the six-month period ended June 30, 2001 compared to $2,533,773 for the same period in 2000. The increase in net interest income before provision for loan losses was primarily caused by an increase in loan receivable interest income, which generated an additional $790,903 for the six-months ended June 30, 2001 as compared to the same period from the prior year. The increase in net interest income was reduced by an increase of $813,776 in deposits interest expense.

Provision for Loan Losses. During the first six-months of 2001, the provision for loan losses increased to $130,954 compared to $77,378 in the first half of 2000.

Noninterest Income. During the six-months ended June 30, 2001, noninterest income increased by $208,487 to $774,993 compared to $566,506 in 2000. The increase in noninterest income for the six-months ended June 30, 2001 was due to an increase in net realized gains on sales of loans, other income, and loan servicing and other fees of $96,847, $70,560, and $41,080, respectively.

Noninterest Expense. At June 30, 2001 noninterest expense increased to $2,718,333 compared to $2,616,579 for the six-months ended June 30, 2000. The $101,754 increase in noninterest expense was primarily due to increases in other expense of $40,689, professional fees of $31,940, and salaries and employee benefits of $27,557.

Provision for Income Taxes. The income tax expense for the first six-months of 2001 was $186,285 compared to $138,809 in the six-months ended June 30, 2000.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of stockholders on April 26, 2001. The following table sets forth certain information relating to each of the matters voted upon at the meeting.

                                                                                    Votes
                                                 ------------------------------------------------------------------------
                                                                         Against or                            Broker
             Matters Voted Upon                           For            Withheld         Abstentions         Non-Votes
1.   Election of Directors:
       Kenneth J. Huey, Jr.                             921,109           152,461              *                   *
       Thomas W. Martin, III                            921,109           152,461              *                   *

2.   Approval of amendments to the
     Non-Employee Director
     Retainer Plan
                                                        895,428           171,466            6,676                 *

3.   Selection of KPMG LLP as
     independent public accountants
     for the current year.                            1,066,864             1,342            5,364                 *

* Not applicable or not readily available


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


         (a)    Exhibits

                10.10.1 Amendment Number One to Non-Employee Director Retainer Plan dated April 26, 2001


         (b)    Reports on Form 8-K.

                1. On July 17, 2001, the Company filed a Form 8-K to announce that it completed a sale of $4,000,000 of Trust Preferred Securities.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               ACCESS ANYTIME BANCORP, INC.



Date:  July 27, 2001          /s/ NORMAN R. CORZINE
                              --------------------------------------------------
                                    Norman R. Corzine, Chairman of the Board,
                                    Chief Executive Officer
                                    (DULY AUTHORIZED REPRESENTATIVE)


Date:  July 27, 2001          /s/ KEN HUEY, JR.
                              --------------------------------------------------
                                    Ken Huey, Jr., President, Chief Financial
                                    Officer and Director
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                                    (DULY AUTHORIZED REPRESENTATIVE)