Form 10QSB
period 2001-09-30
ACCESS ANYTIME BANCORP INC
filed 2001-10-26
CIK 1024015

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                 Yes [X]   No [ ]

                1,267,510 Shares of Capital Stock $.01 par value
                       Outstanding as of October 26, 2001



    Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

================================================================================

                                TABLE OF CONTENTS

                                                                                          PAGE

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements
            Unaudited Condensed Consolidated Statements of Financial Condition........      3

            Unaudited Condensed Consolidated Statements of Operations.................      4

            Unaudited Condensed Consolidated Statement of Stockholders' Equity........      5

            Unaudited Condensed Consolidated Statements of Cash Flows.................    6-7

            Notes to Condensed Consolidated Financial Statements (Unaudited)..........   8-14

      Item 2 - Management's Discussion and Analysis or Plan of Operation..............  15-20

PART II - OTHER INFORMATION

      Item 1  - Legal Proceedings.....................................................   None

      Item 2  - Changes in Securities.................................................   None

      Item 3 - Defaults Upon Senior Securities........................................   None

      Item 4 - Submission of Matters to a Vote of Security Holders....................   None

      Item 5 - Other Information......................................................   None

      Item 6 - Exhibits and Reports on Form 8-K.......................................     21

SIGNATURES............................................................................     22


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                             September 30,       December 31,
ASSETS                                                                                            2001                2000
                                                                                             -------------       -------------

Cash and cash equivalents                                                                    $   6,419,479       $   7,145,268
Certificates of deposit                                                                          2,797,000           3,796,000
Securities available-for-sale (amortized cost of $10,881,752 and $7,706,714)                    11,075,856           7,638,711
Securities held-to-maturity (aggregate fair value of $2,736,483 and $6,110,834)                  2,689,454           6,090,761
Loans held-for-sale (aggregate fair value of $2,211,213 and $844,558)                            2,164,138             821,180
Loans receivable, net                                                                          138,977,030         119,479,443
Interest receivable                                                                                996,607           1,047,801
Real estate owned                                                                                  325,666             154,218
Federal Home Loan Bank stock                                                                       976,900             944,600
Premises and equipment, net                                                                      3,715,315           3,512,894
Goodwill, net                                                                                    1,905,719           2,014,965
Deferred tax asset                                                                                 751,645           1,112,875
Other assets                                                                                       711,429             585,923
                                                                                             -------------       -------------

        Total assets                                                                         $ 173,506,238       $ 154,344,639
                                                                                             =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                                  $ 144,254,640       $ 137,275,966
   Federal Home Loan Bank advances                                                              10,250,000           2,750,000
   Accrued interest and other liabilities                                                          786,400           1,134,847
   Advanced payments by borrowers for taxes and insurance                                          348,720             157,778
   Employee Stock Ownership Plan - Note Payable                                                  1,183,156           1,289,739
   Trust Preferred Security - Note Payable                                                       4,000,000                  --
                                                                                             -------------       -------------

        Total liabilities                                                                      160,822,916         142,608,330
                                                                                             -------------       -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued                            --                  --
   Common stock, $.01 par value; 6,000,000 shares authorized; 1,495,633 and
      1,489,116 shares issued; 1,267,510 and 1,241,173 outstanding in 2001 and
      2000, respectively                                                                            14,956              14,891
   Capital in excess of par value                                                               11,128,368          11,054,201
   Retained earnings                                                                             2,699,784           2,165,273
   Accumulated other comprehensive gain (loss), net of tax expense of $62,765 and
      tax benefit of $23,019                                                                       128,109             (44,684)
                                                                                             -------------       -------------
                                                                                                13,971,217          13,189,681
   Unallocated Employee Stock Ownership Plan shares                                             (1,095,000)         (1,289,739)
   Treasury stock, at cost                                                                        (192,895)           (163,633)
                                                                                             -------------       -------------
        Total stockholders' equity                                                              12,683,322          11,736,309
                                                                                             -------------       -------------

        Total liabilities and stockholders' equity                                           $ 173,506,238       $ 154,344,639
                                                                                             =============       =============

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three Month Periods Ended        Nine Month Periods Ended
                                                                             September 30,                   September 30,
                                                                      --------------------------      --------------------------
                                                                         2001            2000            2001            2000
                                                                      ----------      ----------      ----------      ----------
Interest income:
   Loans receivable                                                   $2,823,458      $2,346,715      $7,979,865      $6,712,219
   U.S. government agency securities                                      54,134          57,775         166,337         184,690
   Mortgage-backed securities                                            179,868         206,967         516,715         652,431
   Other interest income                                                  76,558         104,174         336,249         304,507
                                                                      ----------      ----------      ----------      ----------

        Total interest income                                          3,134,018       2,715,631       8,999,166       7,853,847
                                                                      ----------      ----------      ----------      ----------

Interest expense:
   Deposits                                                            1,424,863       1,361,378       4,522,502       3,645,241
   FHLB advances                                                          83,243         116,677         172,672         437,257
   Other borrowings                                                      106,437              --         162,504              --
                                                                      ----------      ----------      ----------      ----------

        Total interest expense                                         1,614,543       1,478,055       4,857,678       4,082,498
                                                                      ----------      ----------      ----------      ----------

        Net interest income before provision
           for loan losses                                             1,519,475       1,237,576       4,141,488       3,771,349
Provision for loan losses                                                182,400          39,000         313,354         116,378
                                                                      ----------      ----------      ----------      ----------

        Net interest income after provision for loan losses            1,337,075       1,198,576       3,828,134       3,654,971
                                                                      ----------      ----------      ----------      ----------

Noninterest income:
   Loan servicing and other fees                                          71,640          58,806         226,071         172,157
   Gains on sales of loans                                                46,829         105,661         232,295         194,280
   Other income                                                          213,343         184,548         648,439         549,084
                                                                      ----------      ----------      ----------      ----------

        Total noninterest income                                         331,812         349,015       1,106,805         915,521
                                                                      ----------      ----------      ----------      ----------

Noninterest expense:
   Salaries and employee benefits                                        723,275         720,362       2,036,382       2,005,912
   Occupancy expense                                                     189,484         212,201         589,218         610,044
   Deposit insurance premium                                              32,396          27,412          91,808          77,938
   Advertising                                                            24,405          37,191          54,664          67,432
   Real estate operations, net                                             3,066           4,301           5,816          16,726
   Professional fees                                                      56,768          73,154         206,860         191,306
   Amortization of goodwill                                               36,415          36,270         109,245         108,652
   Other expense                                                         340,840         303,442       1,030,989         952,902
                                                                      ----------      ----------      ----------      ----------

        Total noninterest expense                                      1,406,649       1,414,333       4,124,982       4,030,912
                                                                      ----------      ----------      ----------      ----------

        Income before income taxes                                       262,238         133,258         809,957         539,580

Income tax expense                                                        89,161          45,307         275,446         184,116
                                                                      ----------      ----------      ----------      ----------

        Net income                                                    $  173,077      $   87,951      $  534,511      $  355,464
                                                                      ==========      ==========      ==========      ==========

Earnings per common share                                             $      .14      $      .07      $      .42      $      .29
                                                                      ==========      ==========      ==========      ==========

Earnings per common share-assuming dilution                           $      .13      $      .07      $      .41      $      .28
                                                                      ==========      ==========      ==========      ==========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                        Common Stock                 Treasury Stock
                                                ---------------------------    --------------------------
                              Comprehensive         Number                       Number                      Unallocated
                                  Income          of shares       Amount        of Shares       Amount       ESOP Shares
                              ---------------   ------------  -------------    ----------   -------------   -------------
Balance at December 31, 2000                      1,489,116   $     14,891         23,943   $   (163,633)   $ (1,289,739)

Net income                      $    534,511             --             --             --              --              --

Net change in unrealized
   depreciation on
   available-for-sale
   securities, net of tax            172,793             --             --             --              --              --
                                ------------

Total comprehensive income      $    707,304
                                ============

Common stock issued                                   6,517             65             --             --              --

Common stock rights
   awarded in lieu of
   directors' cash
   compensation                                          --             --             --             --              --

Purchases of treasury
   stock                                                 --             --          4,180        (29,262)             --


ESOP shares allocated                                    --             --             --             --         194,739
                                                  ---------   ------------      ---------   ------------    ------------


Balance at September 30, 2001                     1,495,633   $     14,956         28,123   $   (192,895)   $ (1,095,000)
                                                  =========   ============      =========   ============    ============

                                                                 Accumulated
                                                                    Other
                                    Capital                      Comprehensive
                                   in Excess                        Income
                                     of Par      Retained           (Loss)
                                     Value       Earnings            Net          Total
                                ------------   ------------   --------------  -------------
Balance at December 31, 2000    $ 11,054,201   $  2,165,273   $     (44,684)   $ 11,736,309

Net income                                --        534,511              --         534,511

Net change in unrealized
   depreciation on
   available-for-sale
   securities, net of tax                 --             --         172,793         172,793


Total comprehensive income


Common stock issued                   28,623             --             --          28,688

Common stock rights
   awarded in lieu of
   directors' cash
   compensation                       26,200             --             --          26,200

Purchases of treasury
   stock                                  --             --             --         (29,262)


ESOP shares allocated                 19,344             --             --         214,083
                                ------------   ------------   ------------    ------------


Balance at September 30, 2001   $ 11,128,368   $  2,699,784   $    128,109    $ 12,683,322
                                ============   ============   ============    ============


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Month Periods Ended
                                                                                        September 30,
                                                                             -----------------------------------
                                                                                 2001                    2000
                                                                             ------------           ------------
Cash flows from operating activities:
   Net income                                                                $    534,511           $    355,464
   Adjustments to reconcile net income to cash provided by
    (used in) operating activities:
      Depreciation                                                                305,134                325,217
      Deferred income taxes                                                       275,446                179,116
      Provision for loan losses                                                   313,354                116,378
      Amortization of premiums on investment securities                            75,155                 58,224
      Amortization of loan premiums, discounts and deferred
        fees, net                                                                 129,451                120,952
      Amortization of goodwill                                                    109,246                108,652
      Non-cash ESOP contribution                                                  194,739                 29,917
      Gains on sales of loans                                                    (232,295)              (194,280)
      Proceeds from sales of loans held-for-sale                               14,086,474              9,186,605
      Originations of loans held-for-sale                                     (15,197,137)           (10,098,777)
      Common stock rights issued in lieu of directors
        compensation                                                               26,200                 14,950
      Loss on foreclosed real estate                                                2,533                     --
      (Gain) loss on disposition of assets                                        (11,447)                 4,791
      Net (increase) decrease in accrued interest receivable
        and other assets                                                         (389,361)               116,250
      Increase (decrease) in accrued interest and other liabilities              (275,290)               367,048
                                                                             ------------           ------------

        Net cash provided by (used in) operating activities                       (53,287)               690,507
                                                                             ------------           ------------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                  (3,555,000)                    --
   Proceeds from maturities and principal repayments of
      available-for-sale securities                                             1,917,339              1,092,477
   Purchases of held-to-maturity securities                                            --             (2,191,887)
   Proceeds from maturities and principal repayments of
      held-to-maturity securities                                               1,788,474              2,058,571
   Purchase of FHLB stock                                                         (32,300)               (49,642)
   Net decrease in certificates of deposit                                        999,000              1,249,000
   Net increase in loans                                                      (19,783,208)           (10,926,909)
   Purchases of premises and equipment                                           (496,108)            (1,488,964)
                                                                             ------------           ------------

        Net cash used in investing activities                                 (19,161,803)           (10,257,354)
                                                                             ------------           ------------

Cash flows from financing activities:
   Net increase in deposits                                                     6,978,674             13,521,670
   Net change in other borrowed funds                                           7,500,000             (4,000,000)
   Net increase in advance payments by borrowers for taxes and
      insurance                                                                   190,942                138,644
   Repayment of debt                                                             (179,741)               (29,917)
   Issuance of trust preferred security                                         4,000,000                     --
   Purchase of treasury stock                                                     (29,262)               (62,012)
   Proceeds from issuance of common stock                                          28,688              1,367,738
                                                                             ------------           ------------

        Net cash provided by financing activities                              18,489,301             10,936,123
                                                                             ------------           ------------

Increase (decrease) in cash and cash equivalents                                 (725,789)             1,369,276
Cash and cash equivalents at December 31                                        7,145,268              7,874,748
                                                                             ------------           ------------

Cash and cash equivalents at September 30                                    $  6,419,479           $  9,244,024
                                                                             ============           ============

                                   (Continued)

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   (CONTINUED)

                                                                                 Nine Month Periods Ended
                                                                                       September 30,
                                                                              ------------------------------
                                                                                 2001                2000
                                                                              ----------          ----------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                $4,827,439          $3,271,517
      Income taxes                                                                   150              20,000
   Supplemental disclosure of non-cash investing and
    financing activities
       Real estate acquired in settlement of loans                                    --             409,568
      Non-cash transfer of investment security pursuant to
    FASB 133                                                                   1,607,997                  --


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


NOTE 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IMPACT OF NEW ACCOUNTING STANDARDS - In June 1998, the FASB issued Statement No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In July 1999, the FASB issued Statement No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which deferred the effective date of SFAS 133 to no later than January 1, 2001 for the Company's financial statements. SFAS 133 requires companies to record derivatives on the consolidated statement of financial condition at fair value. Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of FASB Statement No.
133. The Company implemented SFAS 133 on January 1, 2001. The implementation did not impact the Company's consolidated financial statements because the Bank did not have any derivatives or hedging activities.

Upon implementation of FASB 133 the Company transferred $1,607,997 of securities held-to-maturity to securities available-for-sale.

In September 2000, the FASB issued Statement No. 140 ("SFAS 140"), ACCOUNTING FOR THE TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which replaces Statement No. 125 (of the same title). SFAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of SFAS 125's provisions. The collateral and disclosure provisions of SFAS 140 were effective for year-end 2000 financial statements. The other provisions of this Statement are effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The implementation did not impact the Company's consolidated financial statements.

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

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, January 1, 2002, the Company expects to have unamortized goodwill in the amount of approximately $1,870,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $145,067 and $109,246 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 3      SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value follows:


                                                        Amortized                Gross unrealized                  Fair
                                                          Cost               Gains             Losses              Value
                                                       -----------        -----------        -----------        -----------
AVAILABLE-FOR-SALE SECURITIES:

   September 30, 2001:
      Mortgage-backed securities:
        GNMA adjustable rate                           $ 5,974,144        $    48,241        $    16,301        $ 6,006,084
        GNMA fixed rate                                  4,345,750            147,358                 --          4,493,108
      Equity securities:
        FNMA common stock                                    6,858              1,006                 --              7,864
      Trust preferred securities                           555,000             13,800                 --            568,800
                                                       -----------        -----------        -----------        -----------
                                                       $10,881,752        $   210,405        $    16,301        $11,075,856
                                                       ===========        ===========        ===========        ===========


   December 31, 2000:
      Mortgage-backed securities:
        GNMA adjustable rate                           $ 7,699,556        $     2,564        $    71,597        $ 7,630,523
      Equity securities:
        FNMA common stock                                    6,858              1,330                 --              8,188
                                                       ===========        ===========        ===========        ===========
                                                       $ 7,706,414        $     3,894        $    71,597        $ 7,638,711
                                                       ===========        ===========        ===========        ===========


                                                        Amortized                Gross unrealized                  Fair
                                                          Cost               Gains             Losses              Value
                                                       -----------        -----------        -----------        -----------

HELD-TO-MATURITY SECURITIES:

   September 30, 2001:
      Mortgage-backed securities:
        FHLMC adjustable rate                          $   694,162        $     1,671        $         7        $   695,826
      US government agency bonds                         1,000,000              1,471                 --          1,001,471
      Corporate bonds                                      695,292             27,494                 --            722,786
      Trust preferred securities                           300,000             16,400                 --            316,400
                                                       -----------        -----------        -----------        -----------

                                                       $ 2,689,454        $    47,036        $         7        $ 2,736,483
                                                       ===========        ===========        ===========        ===========

   December 31, 2000:
      Mortgage-backed securities:
        FNMA participation certificates                $   130,362        $        --        $       886        $   129,476
        FHLMC participation certificates                   972,584                 --              6,786            965,798
        GNMA fixed rate                                  1,656,109             43,745                 --          1,699,854
        FHLMC adjustable rate                              838,859                 --             14,618            824,241
      US government agency bonds                         1,000,000              3,780                 --          1,003,780
      Corporate bonds                                    1,192,847              6,497                659          1,198,685
      Trust preferred securities                           300,000                 --             11,000            289,000
                                                       -----------        -----------        -----------        -----------

                                                       $ 6,090,761        $    54,022        $    33,949        $ 6,110,834
                                                       ===========        ===========        ===========        ===========

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 4      LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follows:

                                                       Gross unrealized
                                              ---------------------------------
                          Amortized cost          Gains              Losses            Fair value
                         ----------------     -------------       -------------      --------------
September 30, 2001          $2,164,138         $   47,075            $   --            $2,211,213
December 31, 2000              821,180             23,678                --               844,858


NOTE 5      LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

                                                                      September 30,               December 31,
                                                                          2001                        2000
                                                                      -------------              -------------
First mortgage loans:
   Conventional                                                       $  65,394,986              $  61,062,423
   FHA insured and VA guaranteed                                          9,395,281                  7,720,504
   Commercial real estate loans                                          29,108,553                 25,144,372
Commercial loans, other than mortgage                                     9,845,718                  6,958,873
Consumer loans                                                           19,384,150                 14,018,066
Construction loans                                                        3,001,265                  1,721,472
Other                                                                     6,105,398                  4,928,708
                                                                      -------------              -------------

                                                                        142,235,351                121,554,418

Less:
   Loans in process                                                       1,398,863                    502,152
   Unearned discounts, deferred loan fees, and other                      1,020,787                    891,337
   Allowance for loan losses                                                838,671                    681,486
                                                                      -------------              -------------

                                                                      $ 138,977,030              $ 119,479,443
                                                                      =============              =============


An analysis of the changes in allowance for loan losses follows:


                                                                    Nine Months Ended              Year Ended
                                                                    September 30, 2001          December 31, 2000
                                                                   -------------------         -------------------

Balance at beginning of year                                          $     681,486              $     864,317

Loans charged-off                                                          (198,622)                  (150,873)
Recoveries                                                                   42,453                     18,664
                                                                      -------------              -------------

        Net loans charged-off                                              (156,169)                  (132,209)
Provision for loan losses charged to operations                             313,354                    199,378
Acquired general valuation allowance                                             --                   (250,000)
                                                                      -------------              -------------

Balance at end of period                                              $     838,671              $     681,486
                                                                      =============              =============


ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 5     LOANS RECEIVABLE (CONTINUED)

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

                                                   Nine Months Ended              Year Ended
                                                   September 30, 2001          December 31, 2000
                                                 ----------------------      --------------------
Balance at beginning of year                           $ 1,279,920                $ 1,300,285
Loans originated                                           124,680                     98,114
Loan principal payments and other reductions              (307,974)                  (118,479)
                                                       -----------                -----------

Balance at end of period                               $ 1,096,626                $ 1,279,920
                                                       ===========                ===========


NOTE 6     NON-PERFORMING ASSETS


The composition of the Bank's portfolio of non-performing assets is shown in the following table:

                                                   September 30, 2001        December 31, 2000
                                                  --------------------     ---------------------
Non-accruing loans*                                    $  886,080                $  279,774
Past due 90 days or more and still accruing                    --                        --
Real estate owned                                         325,666                   154,218
                                                       ----------                ----------

Total non-performing assets                            $1,211,746                $  433,992
                                                       ==========                ==========

Ratio of non-performing assets to total assets               0.70%                     0.28%
                                                       ==========                ==========

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

A reconciliation between basic and diluted weighted average common shares outstanding follows:

                                                      Three Months Ended                     Nine Months Ended
                                                         September 30,                          September 30,
                                                 ----------------------------          ----------------------------
                                                    2001               2000              2001                2000
                                                 ---------          ---------          ---------          ---------
Weighted average common
      shares - Basic*                            1,274,488          1,248,047          1,263,708          1,244,032

Plus  effect of dilutive Securities:
   Stock Options                                    19,512              6,470             13,201              9,338
   Shares held by Rabbi Trust                       27,305             13,789             26,230             11,624
                                                 ---------          ---------          ---------          ---------

Weighted average common
      shares - Assuming Dilution                 1,321,305          1,268,306          1,303,139          1,264,994
                                                 =========          =========          =========          =========

* Includes shares awarded to directors under the Non-Employee Director Retainer Plan


NOTE 8      OTHER BORROWED FUNDS

Federal Home Loan Bank advances increased by $7.5 million from December 31, 2000 to September 30, 2001. The Company also issued a $4 million Fixed Rate Capital Trust Pass-through Security of Access Anytime Capital Trust I during the third quarter of 2001 (see 8-K filed on July 17, 2001).

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


FINANCIAL CONDITION

Total assets for the Company increased by $19,161,599 or 12.41%, from December 31, 2000 to September 30, 2001. The increase in assets was primarily due to an increase of approximately $19.5 million in loans receivable.

Total liabilities increased by $18,214,586 or 12.77% for the nine-month period ended September 30, 2001. An increase of $7.5 million in Federal Home Loan Bank advances, approximately $7 million in deposits, and $4 million in a note payable were the cause of the increase in total liabilities. The increase in a note payable was due to the issuance of Fixed Rate Capital Trust Pass-through Securities of Access Anytime Capital Trust I on July 16, 2001, and approximately $2.9 million of the note payable proceeds were injected into capital of the Bank (see 8-K filed on July 17, 2001).

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

The following table is a reconciliation of the Bank's capital for regulatory purposes at September 30, 2001 as reported to the OTS.

                                                                   Tier 1-               Tier 1-               Total
                                                                    Core                Risk-based           Risk-based
                                                                   Capital               Capital               Capital
                                                                -------------         -------------         -------------
Total regulatory assets                                         $ 172,728,695
Net unrealized depreciation on available-for-sale
   securities, net                                                   (121,839)
Less intangible assets disallowed for regulatory
   purposes                                                        (1,905,719)
                                                                -------------

Adjusted regulatory total assets                                $ 170,701,137
                                                                =============

Risk-based assets                                                                     $ 128,877,000         $ 128,877,000
                                                                                      =============         =============

Stockholders' equity                                            $  17,126,762         $  17,126,762         $  17,126,762
Net unrealized depreciation on available-for-sale
   securities, net                                                   (121,839)             (121,839)             (121,839)
General valuation allowance                                                --                    --               838,671
Less intangible assets disallowed for
regulatory purposes                                                (1,905,719)           (1,905,719)           (1,905,719)
                                                                -------------         -------------         -------------

Regulatory capital                                                 15,099,204            15,099,204            15,937,875
Regulatory capital required to be "well capitalized"                8,535,057             7,732,620            12,887,700
                                                                -------------         -------------         -------------

Excess regulatory capital                                       $   6,564,147         $   7,366,584         $   3,050,175
                                                                =============         =============         =============

Bank's capital to adjusted regulatory assets                             8.85%
                                                                =============

Bank's capital to risk-based assets                                                           11.72%                12.37%
                                                                                      =============         =============



LIQUIDITY

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan Bank ("FHLB") which provides a source of borrowings to the Bank for asset and asset/liability matching. FHLB borrowings were $2.75 million at December 31, 2000 and $10.25 million at September 30, 2001.


RESULTS OF OPERATIONS


THREE-MONTH  COMPARATIVE  ANALYSIS FOR PERIODS ENDED SEPTEMBER 30, 2001 AND
2000

Net income for the three-months ended September 30, 2001 was $173,077 or $.14 per share compared to $87,951 or $.07 per share for the three-months ended September 30, 2000, resulting in an increase of $85,126 or 96.79% for the quarter.

Net Interest Income. Net interest income before provision for loan losses increased by $281,899 to $1,519,475 for the three-month period ended September 30, 2001 compared to $1,237,576 for the same period in 2000. Interest income for the quarter ended September 30, 2001 increased by $418,387, as compared to the quarter ended September 30, 2000. The increase in interest income was primarily due to an increase in loan receivable interest income of $476,743. Interest expense for the three-months ended September 30, 2001 increased by $136,488 compared to the three-months ended September 30, 2000. An interest expense increase of $85,417 for the quarter ended September 30, 2001 was due to a $4 million issue of Fixed Rate Capital Trust Pass-through Securities of Access Anytime Capital Trust I on July 16, 2001. Interest expense on deposits of the Bank also increased $63,485 for the three-months ended 2001.

Provision for Loan Losses. The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of loans. During the third quarter of 2001, the provision for loan losses increased by $143,400 to $182,400 compared to $39,000 in the third quarter of 2000. The increase in provision is due to the loan growth of the entire loan portfolio plus management's assessment of uncertain economic conditions and an increase in non performing assets of $777,754 from December 31, 2000.

Noninterest Income. During the three-months ended September 30, 2001, noninterest income decreased by $17,203 to $331,812 compared to $349,015 in 2000. The decrease in noninterest income for the quarter ended September 30, 2001 was primarily due to an decrease in gains on sales of loans of $58,832 to $46,829, as compared to $105,661 for the quarter ended September 30, 2000.

Noninterest Expense. Noninterest expense decreased to $1,406,649 from $1,414,333 for the quarter ended September 30, 2001 compared to the same quarter in 2000. The $7,684 decrease in noninterest expense was primarily due to a decrease in occupancy expense of $22,717. During the third quarter of 2001, the Company purchased the Gallup Branch building from an outside investor and is leasing the building to the Bank, which resulted in a decrease of $1,695 per month in occupancy expense.

Provision for Income Taxes. The income tax expense for the quarter ended September 30, 2001 was an expense of $89,161 compared to $45,307 in the quarter ended September 30, 2000.

NINE-MONTH  COMPARATIVE  ANALYSIS FOR PERIODS ENDED  SEPTEMBER 30, 2001 AND
2000

Net income for the nine-months ended September 30, 2001 was $534,511 or $.42 per share compared to $355,464 or $.29 for the nine-months ended September 30, 2000.

Net Interest Income. Net interest income before provision for loan losses increased by $370,139 to $4,141,488 for the nine-month period ended September 30, 2001 compared to $3,771,349 for the same period in 2000. The increase in net interest income before provision for loan losses was primarily caused by an increase in loan receivable interest income, which generated an additional $1,267,646 for the nine-months ended September 30, 2001 as compared to the same period from the prior year. The increase in net interest income was reduced by an increase of $877,261 in deposits interest expense.

Provision for Loan Losses. During the first nine-months of 2001, the provision for loan losses increased to $313,354 compared to $116,378 in the first nine-months of 2000.

Noninterest Income. During the nine-months ended September 30, 2001, noninterest income increased by $191,284 to $1,106,805 compared to $915,521 in 2000. The increase in noninterest income was due to increases in other income, loan servicing and other fees, and gains on sales of loans of $99,355, $53,914, and $38,015, respectively.

Noninterest Expense. Noninterest expense increased $94,070 to $4,124,982 for the nine-months ended September 30, 2001 compared to $4,030,912 for the same period in 2000. The increase in noninterest expense was primarily due to an increase in other expense of $78,087.

Provision for Income Taxes. The income tax expense for the first nine-months of 2001 was an expense of $275,446 compared to $184,116 in the nine-months ended September 30, 2000.


NET INTEREST INCOME

The Company's operating results are impacted by many factors, the most important factor being the interest spread between the yield on loans and investments and the cost of funds. The following table presents operating results for the Bank. The table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                                         Three Months ended September 30,
                                            -----------------------------------------------------------------------------------
                                                                 2001                                     2000
                                            -------------------------------------------  --------------------------------------
                                                 Average         Interest                   Average        Interest
                                                outstanding      earned/       Yield/     outstanding      earned/      Yield/
                                                 balance          paid          rate        balance         paid        rate
                                            ----------------   ------------   ---------  -------------  ------------   --------
Interest-earning assets:
  Loans receivable (1)                         $138,896,744    $  2,823,458      8.13%   $115,409,603   $  2,346,715     8.13%
  Mortgage-backed securities                     11,390,895         179,868      6.32      13,069,049        206,967     6.33
Investment securities                             3,534,875          54,134      6.13       3,412,330         57,775     6.77
Other interest-earning assets                     5,874,760          76,558      5.21       6,541,112        104,174     6.37
                                               ------------    ------------    ------    ------------   ------------   ------

    Total interest-earning assets (1)          $159,697,274    $  3,134,018      7.85%   $138,432,094   $  2,715,631     7.85%
                                               ============    ============    ======    ============   ============   ======

Interest-bearing liabilities:
  Savings deposits                             $144,721,820    $  1,424,863      3.94%   $127,287,187   $  1,361,378     4.28%
  Federal Home Loan Bank advances                 7,267,527          83,243      4.58       7,298,244        116,677     6.39
  Other borrowings                                4,500,420         106,437      9.46              --             --       --
                                               ------------    ------------    ------    ------------   ------------   ------

    Total interest-bearing liabilities         $156,489,767    $  1,614,543      4.13%   $134,585,431   $  1,478,055     4.39%
                                               ============    ============    ======    ============   ============   ======

Net interest income                                            $  1,519,475                             $  1,237,576
                                                               ============                             ============
Net interest rate spread                                                         3.72%                                   3.46%
                                                                               ======                                  ======

Net interest-earning assets                    $  3,207,507                              $  3,846,663
                                               ============                              ============
Net yield
   on average interest-earning assets                                            3.81%                                   3.58%
                                                                               ======                                  ======

Average interest-earning assets to average
   interest-bearing liabilities                                      102.05%                                  102.86%
                                                               ============                             ============

                                                                         Nine Months ended September 30,
                                            -----------------------------------------------------------------------------------
                                                                 2001                                     2000
                                            -------------------------------------------  --------------------------------------
                                                 Average         Interest                   Average        Interest
                                                outstanding      earned/       Yield/     outstanding      earned/      Yield/
                                                 balance          paid          rate        balance         paid        rate
                                            ----------------   ------------   ---------  -------------  ------------   --------
Interest-earning assets:
  Loans receivable (1)                         $129,869,895    $  7,979,865      8.19%   $111,526,449   $  6,712,219     8.02%
  Mortgage-backed securities                     10,804,905         516,715      6.38      14,198,843        652,431     6.13
Investment securities                             3,486,604         166,337      6.36       3,382,292        184,690     7.28
Other interest-earning assets                     8,051,576         336,249      5.57       6,805,114        304,507     5.97
                                               ------------    ------------    ------    ------------   ------------   ------

    Total interest-earning assets (1)          $152,212,980    $  8,999,166      7.88%   $135,912,698   $  7,853,847     7.70%
                                               ============    ============    ======    ============   ============   ======

Interest-bearing liabilities:
  Savings deposits                             $142,045,604    $  4,522,502      4.25%   $123,100,423   $  3,645,241     3.95%
  Federal Home Loan Bank advances                 4,670,299         172,672      4.93       9,610,900        437,257     6.07
  Other borrowings                                2,346,180         162,504      9.24              --             --       --
                                               ------------    ------------    ------    ------------   ------------   ------

    Total interest-bearing liabilities         $149,062,083    $  4,857,678      4.35%   $132,711,323   $  4,082,498     4.10%
                                               ============    ============    ======    ============   ============   ======

Net interest income                                            $  4,141,488                             $  3,771,349
                                                               ============                             ============
Net interest rate spread                                                         3.53%                                   3.60%
                                                                               ======                                  ======

Net interest-earning assets                    $  3,150,897                              $  3,201,375
                                               ============                              ============
Net yield
   on average interest-earning assets                                            3.63%                                   3.70%
                                                                               ======                                  ======

Average interest-earning assets to average
   interest-bearing liabilities                                      102.11%                                  102.41%
                                                               ============                             ============

(1)  Calculated net of loans in process

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

                           PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


    (a)   Exhibits

          10.6.3 Extension of Employment Agreement with Kenneth J. Huey, Jr. dated August 23, 2001.

          10.7.3 Extension of Employment Agreement with Norman R. Corzine dated August 23, 2001.


     (b)  Reports on Form 8-K.

          None

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ACCESS ANYTIME BANCORP, INC.



      Date:  October 26, 2001             /s/ NORMAN R. CORZINE
                                          ------------------------------------
                                          Norman R. Corzine, Chairman of
                                          the Board, Chief Executive Officer
                                          (DULY AUTHORIZED REPRESENTATIVE)


      Date:  October 26, 2001             /s/ KEN HUEY, JR.
                                          -----------------------------------
                                          Ken Huey, Jr., President, Chief
                                          Financial Officer and Director
                                          (PRINCIPAL FINANCIAL AND
                                          ACCOUNTING OFFICER) (DULY AUTHORIZED
                                          REPRESENTATIVE)