Form 10KSB
period 2001-12-31
ACCESS ANYTIME BANCORP INC
filed 2002-03-07
CIK 1024015

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                 5210 EUBANK, NE, ALBUQUERQUE, NEW MEXICO 87111
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (505) 299-0900

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

                              Yes /X/     No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /.

     The issuer's revenues for the year ended December 31, 2001, were $13,719,105.

     The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq Small-Cap Market as of March 1, 2002 was approximately $7,183,696. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

     As of March 1, 2002, the issuer had outstanding 1,460,595 shares of Common Stock, par value $0.01 per share, its only class of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated by reference into Part III of this Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer's 2002 Annual Meeting of Stockholders.

     Transitional Small Business Disclosure Format (check one): Yes / /  No /X/

================================================================================

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                     PART I
Item 1.           Description of Business.................................................................  5
                  Overview................................................................................  5
                  Lending Activities......................................................................  5
                      General.............................................................................  5
                      Loan Portfolio Composition..........................................................  7
                      One-to-Four Family Residential Mortgage Lending.....................................  9
                      Multi-Family and Commercial Real Estate Lending..................................... 10
                      Commercial Business Lending......................................................... 11
                      Construction Lending................................................................ 11
                      Consumer Lending.................................................................... 11
                      Loan Servicing...................................................................... 12
                      Originations, Purchases and Sales of Loans.......................................... 12
                  Asset Quality........................................................................... 13
                      Delinquent Loans.................................................................... 13
                      Non-Performing Assets............................................................... 14
                      Criticized Assets................................................................... 15
                      Allowance for Loan Losses........................................................... 15
                  Investment Activities................................................................... 17
                      General............................................................................. 17
                      Other Investments................................................................... 19
                  Sources of Funds........................................................................ 19
                      The Company......................................................................... 19
                      The Bank............................................................................ 20
                      Borrowings.......................................................................... 23
                  Subsidiary of the Bank.................................................................. 23
                  Regulation.............................................................................. 23
                      General............................................................................. 23
                      Regulation of the Company........................................................... 24
                      Federal Securities Law.............................................................. 25
                      Insurance of Accounts and Regulations by the FDIC................................... 25
                      Regulatory Capital Requirements..................................................... 25
                      Limitations on Dividends and Other Capital Distributions............................ 27
                      Qualified Thrift Lender Test........................................................ 27
                      Community Reinvestment Act.......................................................... 28
                      Transactions with Affiliates........................................................ 28
                      Federal Home Loan Bank System....................................................... 28
                      Final Regulatory Actions for 2001................................................... 29
                      Proposed Federal Legislation........................................................ 30
                  Federal and State Taxation.............................................................. 32
                      Federal Taxation.................................................................... 32
                      State Taxation...................................................................... 33
                  Competition............................................................................. 33
                  Employees............................................................................... 33

                                   (Continued)

                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                                                          PAGE
Item 2.           Description of Property................................................................. 34

Item 3.           Legal Proceedings....................................................................... 34

Item 4.           Submission of Matters to a Vote of Security Holders..................................... 34

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters................... 35

Item 6.           Management's Discussion and Analysis or Plan of Operation............................... 36
                      Selected Consolidated Financial Highlights.......................................... 36
                      General............................................................................. 38
                      Regulatory Matters.................................................................. 39
                      Results of Operations............................................................... 40
                           Comparison of Years Ended December 31, 2001 and 2000........................... 42
                           Comparison of Years Ended December 31, 2000 and 1999........................... 42
                      Asset/Liability Management and Interest Rate Sensitivity............................ 43
                      Liquidity and Capital Resources..................................................... 46
                      Trust Preferred Security............................................................ 47
                      Asset Quality....................................................................... 47
                           Allowance for Loan Losses...................................................... 47
                           Non-Performing Assets.......................................................... 49
                           Investment Securities.......................................................... 49
                      Off-Statement of Financial Condition Financial Instruments.......................... 49
                      Impact of Inflation and Changing Prices............................................. 50
                      Critical Accounting Policies........................................................ 50
                           Allowance for Loan Losses...................................................... 50
                           Income Taxes................................................................... 51
                           Goodwill....................................................................... 51
                      Contractual Cash Obligations........................................................ 51
                      Impact of New Accounting Standards.................................................. 51
                      Forward-Looking Statements.......................................................... 53

Item 7.           Financial Statements.................................................................... 53

Item 8.           Changes In and Disagreements with Accountants on Accounting and Financial
                  Disclosures............................................................................. 53

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act....................................................... 54

Item 10.          Executive Compensation.................................................................. 54

Item 11.          Security Ownership of Certain Beneficial Owners and Management.......................... 54

Item 12.          Certain Relationships and Related Transactions.......................................... 54

Item 13.          Exhibits and Reports on Form 8-K........................................................ 55

                                TABLE OF CONTENTS
                                   (CONTINUED)

Signatures   .............................................................................................  57

Index to Consolidated Financial Statements................................................................ F-1

Glossary of Certain Terms................................................................................. G-1

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

     The Bank conducts full service banking operations through five offices located in Albuquerque, Clovis, Gallup, and Portales, New Mexico. The Company's executive offices are located at 5210 Eubank, NE, Albuquerque, New Mexico. The telephone number at that address is (505) 299-0900. In general, the Bank has a normal lending territory, as defined by federal regulations, that includes all areas within the State of New Mexico, Arizona, and a 100 mile radius from the Bank's offices in Clovis, New Mexico, which extends into the State of Texas.

     On November 5, 1999, the Bank purchased certain assets and assumed all of the liabilities of the Bank of Albuquerque's branch facilities located in Clovis and Gallup, New Mexico. The Bank assumed approximately $23.9 million in deposits and $2.3 million in net loans. The Bank opened a new full-service branch in Albuquerque, New Mexico in June 2000, which allowed the Bank to increase deposits and increase loans receivable. In January 2002, the Bank received approval to open an additional branch in Albuquerque, New Mexico at 3301 Coors Blvd., N.W.

     The Company's and the Bank's revenues are derived principally from interest on loans and securities, income from deposit account service charges and gains on the sale of loans. The results of operations of the Company and the Bank, in general, are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government, competition in the Company's and the Bank's market area, and the policies of financial institution regulatory authorities.

     The Bank is engaged in the business of attracting deposits from the general public, making loans secured by first liens on single-family homes (primarily for sale into the secondary market), consumer and commercial loans, and investing in securities. The principal sources of funds for the Bank's lending and investing activities include the sale of loans, principal payments and prepayments on loans and mortgage related securities, and deposits. The Bank's primary sources of income are income on loans and securities, income from deposit account service charges, and gains on the sale of loans. Its principal expenses are interest paid on deposits and borrowings and general operating expenses. The earnings of the Bank depend primarily on the differences between its income from lending and investment activities and the interest cost of its deposits and borrowings.

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

     It is the policy of the Bank to obtain a title insurance policy or title report, insuring that it has a valid lien on all property securing real estate loans. Hazard insurance or homeowner's policies should be obtained by the borrower prior to closing. If required by federal rules and regulations, flood insurance policies are obtained. Upon closing, most borrowers are required to advance funds for the establishment of a mortgage escrow account. Thereafter, the borrower makes contributions to this account along with monthly principal and interest payments. Disbursements are made from this account for items such as real estate taxes, hazard insurance premiums, and private mortgage insurance premiums.

     The Bank receives loan origination fees for originating loans and also receives commitment fees for making commitments to originate construction, residential, commercial, and multi-family residential loans, as well as various fees and charges related to existing loans, which include late charges and assumption fees.

     As part of the loan application, the borrower pays the Bank for its out-of-pocket costs in reviewing the application, such as the appraisal fee, whether or not the borrower closes the loan. The interest rate charged is normally the prevailing rate at the time the loan application is approved. In the case of larger construction loans, the Bank normally charges a commitment fee, which may be included in the loan origination charge when the loan is made. Commitment fees and other terms of commercial and multi-family residential loans are individually negotiated.

     In order to monitor the adequacy of cash flows on income-producing properties, the borrower or lead lender is notified periodically and asked to provide financial information including rental rates and income, maintenance costs and an update of real estate property tax payments.

     The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is limited generally to the greater of 15% of unimpaired capital and surplus or $500,000. At December 31, 2001, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was $2,483,449. The Bank had no loans in excess of the legal lending limit at December 31, 2001.

     LOAN PORTFOLIO COMPOSITION. The following table shows the composition of the Bank's loan portfolio in dollar amounts and in percentages as of dates indicated.

                                                                             December 31
                                         -------------------------------------------------------------------------------------
                                                    2001                         2000                         1999
                                         ---------------------------  ---------------------------  ---------------------------
                                            Amount        Percent         Amount       Percent        Amount        Percent
                                         -------------  ------------  -------------  ------------  -------------  ------------
                                                                        (Dollars In Thousands)
Real estate loans (a):
   Residential mortgage loans:
     One-to-four family.............     $    82,988       57.36%     $    72,488       59.64%     $    66,791       62.88%
     Multi-family...................             794        0.55              876        0.72              902        0.85
     Other dwelling units...........           1,322        0.91            1,317        1.08              502        0.47
   Commercial.......................          29,422       20.33           25,896       21.30           20,553       19.35
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total real estate loans......         114,526       79.15          100,577       82.74           88,748       83.55
                                         -------------  ------------  -------------  ------------  -------------  ------------

Other loans:
   Savings accounts.................             596        0.41              763        0.63              694        0.65
   Other consumer items (b).........          29,571       20.44           20,214       16.63           16,778       15.80
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total other loans............          30,167       20.85           20,977       17.26           17,472       16.45
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total loans..................         144,693      100.00%         121,554      100.00%         106,220      100.00%
                                                        ============                 ============                 ============

Less:
   Loans in process.................           1,391                          502                          414
   Discounts, deferred loan fees
      and other.....................           1,073                          892                          765
   Allowance for loan losses........             745                          681                          864
                                         -------------                -------------                -------------

       Total loans receivable, net..     $   141,484                  $   119,479                  $   104,177
                                         =============                =============                =============

(a) Includes construction loans to be converted to permanent loans and refinanced loans.
(b) Includes, among other things, commercial, automobile, credit card and home improvement loans.

     The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate categories at the dates indicated.

                                                                             December 31
                                         -------------------------------------------------------------------------------------
                                                    2001                         2000                         1999
                                         ---------------------------  ---------------------------  ---------------------------
                                            Amount        Percent        Amount        Percent        Amount        Percent
                                         -------------  ------------  -------------  ------------  -------------  ------------
                                                                        (Dollars In Thousands)
Fixed-rate loans:
Real estate (a):
   Residential mortgage loans:
     One-to-four family.............     $    69,657       48.14%     $    56,855       46.77%     $    54,802       51.59%
     Multi-family...................             543        0.38              596        0.49              623        0.59
     Other dwelling units...........             246        0.17              234        0.19               99        0.09
   Commercial.......................           9,598        6.63           15,082       12.41           13,416       12.63
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total real estate loans......          80,044       55.32           72,767       59.86           68,940       64.90
                                         -------------  ------------  -------------  ------------  -------------  ------------

Other :
   Savings accounts.................             596        0.41              763        0.63              694        0.66
   Consumer (b).....................          23,637       16.34           15,395       12.67           13,747       12.94
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total other loans............          24,233       16.75           16,158       13.30           14,441       13.60
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total fixed-rate loans.......         104,277       72.07           88,925       73.16           83,381       78.50
                                         -------------  ------------  -------------  ------------  -------------  ------------

Adjustable-rate loans:
Real estate (a):
   Residential mortgage loans:
     One-to-four family.............          13,331        9.22           15,633       12.86           11,989       11.29
     Multi-family...................             251        0.17              280        0.23              279        0.26
     Other dwelling units...........           1,076        0.74            1,083        0.89              403        0.38
   Commercial.......................          19,824       13.70           10,814        8.90            7,137        6.72
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total real estate loans......          34,482       23.83           27,810       22.88           19,808       18.65

Consumer (b)........................           5,934        4.10            4,819        3.96            3,031        2.85
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total adjustable-rate loans..          40,416       27.93           32,629       26.84           22,839       21.50
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total loans receivable.......         144,693      100.00%         121,554      100.00%         106,220      100.00%
                                                        ============                 ============                 ============

Less:
   Loans in process.................           1,391                          502                          414
   Discounts,  deferred  loan fees
      and other...................             1,073                          892                          765
   Allowance for loan losses........             745                          681                          864
                                         -------------                -------------                -------------

       Total loans receivable, net..     $   141,484                  $   119,479                  $   104,177
                                         =============                =============                =============

(a) Includes construction loans to be converted to permanent loans and refinanced loans.
(b) Includes, among other things, commercial, automobile, credit card and home improvement loans.

         The following table outlines the specific loan types with contractual maturity dates as of December 31, 2001. Loans which have adjustable or renegotiable rates are shown as maturing during the period when the contract is due. This schedule does not reflect the effects of possible principal prepayments by the borrower.

                                  Real Estate                                 Non-Real Estate
                  --------------------------------------------  --------------------------------------------
                       Mortgages             Construction             Consumer         Commercial Business           Total
                  ---------------------  ---------------------  ---------------------  ---------------------  ---------------------
                              Weighted               Weighted               Weighted               Weighted               Weighted
                              average                average                average                average                average
                   Amount       rate      Amount      rate       Amount       rate      Amount       rate      Amount       rate
                  ----------  ---------  ---------- ----------  ----------  ---------  ----------  ---------  ----------  ---------
                                                             (Dollars In Thousands)
Within one
   year           $   4,691      7.27%   $   3,364     6.42%    $   2,590      9.98%   $   2,699      8.00%   $  13,344      7.73%
More than one
   year
   through two
   years              2,093      7.51           --       --         1,729     10.36          483      9.37        4,305      8.86
More than two
   years
   through
   three years        3,320      7.04           --       --         2,740     10.29          593      9.22        6,653      8.57
More than
   three years
   through
   five years         5,617      8.35           --       --         4,582     10.10        2,492      7.17       12,691      8.75
More than five
   years
   through ten
   years             14,885      7.86           --       --         7,344      9.72        2,576      6.33       24,805      8.25
More than ten
   years
   through
   fifteen
   years             43,160      7.37           --       --         1,340      8.77          308      7.25       44,808      7.41
More than
   fifteen
   years             37,396      7.37           --       --           515      9.12          176      9.00       38,087      7.40
                  ----------  ---------  ---------- ----------  ----------  ---------  ----------  ---------  ----------   --------
Total loans
   receivable     $ 111,162      7.47%   $   3,364     6.42%    $  20,840      9.89%   $   9,327      7.46%   $ 144,693      7.79%
                  ==========  =========  ========== ==========  ==========  =========  ==========  =========  ==========  =========

     As of December 31, 2001 the total amount of loans with maturities longer than one year which had fixed interest rates was approximately $126 million and with floating or adjustable interest rates was approximately $6 million.

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

     Loan originations decreased during 1999 and 2000, when interest rates were rising. When interest rates fell during 2001, loan originations and refinancing of mortgage loans increased. The increase in loan originations allowed the Bank to increase the sale of mortgage loans while continuing to increase its loans receivable.

     The Bank's fixed-rate loans generally conform to secondary market standards (i.e., FHLMC, FNMA and GNMA standards) and have been primarily originated for sale in the secondary market. A portion of these loans has been originated pursuant to forward sales commitments which are taken under best efforts agreements.

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

     The Bank currently has several arrangements to originate consumer automobile and recreational vehicle loans on an indirect basis (I.E., where loan contracts are purchased from automobile and recreational vehicle retailers which have extended credit to their customers). The Bank applies the underwriting standards mentioned below in the approval process of purchasing these contracts. These loans have a fixed interest rate and maturities of 15 years or less. As of December 31, 2001, the Bank had $12,003,000 in indirect automobile and recreational vehicle contracts or 8.3% of its loan portfolio before net items.

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

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (at December 31, 2001, approximately $543,000 or 1.8. % of the net consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

     LOAN SERVICING. In addition to servicing its own loans, the Bank services mortgage loans for FNMA. Since the third quarter of 2000, it has been the practice of the Bank to sell most of the lower interest rate one-to-four mortgage loans. These loans are sold to private investors with servicing released.

     ORIGINATIONS, PURCHASES AND SALES OF LOANS. As described previously, the Bank originates loans through its marketing efforts, its existing customer base, walk-in customers, and real estate brokers and builders. Commercial real estate loan originations are obtained by direct solicitation. The Bank originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative customer demand in the origination market which is affected by market conditions such as short-term and long-term interest rates as well as the expected future level of interest rates.

     The Bank had no outstanding commitments to purchase any loans or mortgage-backed securities at December 31, 2001. At the same date, the Bank had loan origination commitments of $1,229,469 and commitments to sell residential loans of $2,264,188. The Bank expects to continue to sell most of its residential mortgage loans in order to enhance liquidity and to maintain its risk-based capital position.

     The following table sets forth the principal amount of the Bank's loan origination, purchase and sales activity for the periods indicated.

                                                                                   Year Ended December 31
                                                                          ------------------------------------------
                                                                              2001          2000           1999
                                                                          -------------  ------------  -------------
                                                                                    (Dollars In Thousands)
Originations by loan type:
Fixed-rate:
    Construction loans.................................................   $    5,928     $    3,050    $    3,644
    Mortgage loans.....................................................       16,900         21,169        31,967
    Consumer loans (2).................................................       18,897         11,407         6,337
    Loans refinanced...................................................       22,414          2,490         5,512
Adjustable-rate:
    Construction loans.................................................        1,250          1,750            --
    Mortgage loans.....................................................       13,684         10,405         2,270
    Consumer loans (2).................................................        5,940          1,895         5,858
    Loans refinanced...................................................          127            784            45
                                                                          -------------  ------------  -------------

          Total loans originated.......................................       85,140         52,950        55,633
                                                                          -------------  ------------  -------------

Purchases:
    Loans purchased....................................................        2,744          2,941         2,267
                                                                          -------------  ------------  -------------

Sales and repayments:
    Sales (1)..........................................................       24,471         11,812        19,375
    Principal repayments...............................................       40,274         28,778        24,500
                                                                          -------------  ------------  -------------

          Total reductions.............................................       64,745         40,590        43,875
                                                                          -------------  ------------  -------------

Increase (decrease) in other items, net................................       (1,134)           638           671
                                                                          -------------  ------------  -------------

          Net increase (3).............................................   $   22,005     $   15,939    $   14,696
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

     In the event a real estate loan payment is past due for 60 days or more, the Bank performs an in-depth review of the loan status, the condition of the property and circumstances of the borrower. Based upon the results of its review, the Bank may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or when deemed necessary, initiate foreclosure proceedings. If foreclosed on, real property is sold at a public sale and the Bank may bid on the property to protect its interest. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency and the borrower's ability and willingness to cooperate in curing delinquencies.

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

     The following table sets forth the Bank's loan delinquencies by type, amount, and percentage of type at December 31, 2001.

                                                    Loans Delinquent For
                               --------------------------------------------------------------
                                                                                                  Total Loans Delinquent
                                         60-89 Days                   90 Days And Over                60 Days or More
                               ------------------------------  ------------------------------  -----------------------------
                                                    Percent                         Percent                         Percent
                                                    of loan                         of loan                         of loan
                                 Number    Amount   category     Number   Amount    category    Number    Amount    category
                               ---------  --------- ---------  --------- ---------  ---------  --------  ---------  --------
                                                                  (Dollars In Thousands)
Mortgage loans:
    One-to-four family....            4   $   118     0.14%          16  $   599       0.72%         20  $   717      0.86%
    Commercial real estate            1        59     0.19            4      458       1.49           5      517      1.68
Consumer loans............           22       193     0.64           12      350       1.16          34      543      1.80
                               ---------  ---------            --------- ---------             --------  ---------
Total loans...............           27   $   370     0.26%          32  $ 1,407       0.97%         59  $ 1,777      1.23%
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

                                                                                         December 31
                                                                          ------------------------------------------
                                                                              2001          2000           1999
                                                                          -------------  ------------  -------------
                                                                                   (Dollars In Thousands)
Non-accrual loans (1)..................................................   $    1,407     $      280    $      125
Past due 90 days or more and still accruing............................           --             --            --
Real estate owned (2)..................................................          605            154           188
                                                                          -------------  ------------  -------------

Total non-performing assets............................................   $    2,012     $      434    $      313
                                                                          =============  ============  =============

Ratio of non-performing assets to total assets.........................         1.15%          0.28%         0.22%
                                                                          =============  ============  =============

(1) Generally refers to loans that are contractually delinquent (i.e., payments were due and unpaid for more than 90 days).

(2) Refers to real estate acquired by the Bank through foreclosure or voluntary deed in lieu of loan foreclosure.

     For the year ended December 31, 2001, gross interest income which would have been recorded had the non-accruing loans and renegotiated loans been current in accordance with their original terms amounted to $93,823. The amount that was included in interest income on such loans was $0 for the year ended December 31, 2001.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Criticized assets of the Bank at December 31, 2001 were as follows:

                                                                               December 31,
                                                                                   2001
                                                                           --------------------
                                                                               (Dollars In
                                                                                Thousands)
Substandard............................................................    $           1,897
Doubtful...............................................................                   --
Loss...................................................................                   --
                                                                           --------------------

Total classified assets................................................                1,897
Special mention assets.................................................                1,721
                                                                           --------------------

Total criticized assets................................................    $           3,618
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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the years indicated.

                                                                                Year ended December 31
                                                       -----------------------------------------------------------------------
                                                           2001          2000            1999          1998           1997
                                                       -------------  ------------  -------------  ------------  -------------
                                                                                (Dollars In Thousands)
Balance at beginning of year..............             $      681     $      864    $      601     $      527    $      429

Provision charged to operations...........                    449            199           324            238           118
Acquired reserve..........................                     --           (250)          250             --            --

Charge-offs:
Mortgage loans:
    Single family.........................                    (24)            --            --             --            (2)
    Commercial real estate................                     --             --            --             --            --
Consumer loans and other..................                   (418)          (151)         (342)          (190)          (60)

Recoveries:
Mortgage loans:
    Single family.........................                     --             --            --             --            21
    Commercial real estate................                     --             --            --             --            --
Consumer loans and other..................                     57             19            31             26            21
                                                       -------------  ------------  -------------  ------------  -------------

Balances at end of year...................             $      745     $      681    $      864     $      601    $      527
                                                       =============  ============  =============  ============  =============

Ratio of net charge-offs during the period
    to average loans outstanding during
    the period............................                   0.30%          0.12%         0.32%          0.22%         0.04%
                                                       =============  ============  =============  ============  =============

Allowance for loan losses to
    non-performing assets, at the end of
    year..................................                  37.02%        156.91%       276.84%        116.62%       634.94%
                                                       =============  ============  =============  ============  =============

Allowance for loan losses to total loans,
    at the end of year....................                   0.53%          0.57%         0.83%          0.68%         0.91%
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

     The Bank has a portfolio of mortgage-backed securities. Historically, most of the Bank's mortgage-backed securities were long-term, fixed-rate federal agency securities. In recent years, the Bank purchased other types of mortgage-backed securities consistent with its asset/liability management and balance sheet objectives. At December 31, 2001, approximately $6 million or 60% of the Bank's mortgage-backed securities carried adjustable rates of interest. The Bank's recent policy is to reduce mortgage-backed securities balances and increase loans for yield enhancement.

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

     The Bank's holdings of mortgage-backed securities have decreased in recent years primarily as a result of increase in the Bank's loan portfolio. FHLMC and GNMA mortgage-backed securities generally carry a yield below that of the corresponding type of residential loan (due to the insurance or guarantee feature of such securities and the retention of a servicing spread by the loan servicer), and the Bank's other mortgage-backed securities also carry lower yields (because such securities tend to have shorter actual durations than 30-year loans). The Bank will continue to evaluate corporate bonds, trust preferred securities, mortgage-backed securities purchases and loan securitizations of its existing loans in the future based on its strategic and asset/liability objectives, market conditions and alternative investment opportunities.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                             December 31
                                         -------------------------------------------------------------------------------------
                                                    2001                         2000                         1999
                                         ---------------------------  ---------------------------  ---------------------------
                                           Carrying        % of         Carrying        % of         Carrying        % of
                                            value          total         value          total         value          total
                                         -------------  ------------  -------------  ------------  -------------  ------------
                                                                        (Dollars In Thousands)
Available-for-sale:
Mortgage-backed securities:
   GNMA adjustable rate.............     $     5,558       53.2%      $    7,631         99.9%      $     9,120      100.0%
   GNMA fixed rate..................           4,204       40.2               --           --                --         --
Equity securities:
   FNMA common stock................               8        0.1                8          0.1                --         --
Trust preferred securities                       677        6.5               --           --                --         --
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total available-for-sale.....     $    10,447      100.0%      $    7,639        100.0%      $     9,120      100.0%
                                         =============  ============  =============  ============  =============  ============

Held-to-maturity:
Mortgage-backed securities:
   FNMA participation certificates..     $        --         --%     $       130          2.1%      $     1,515       22.1%
   FHLMC participation certificates.              --         --              973         16.0             2,176       31.7
   GNMA fixed rate..................              --         --            1,656         27.2                --         --
   FHLMC adjustable rate............             615       38.2              839         13.8               970       14.1
US Agency bonds                                   --         --            1,000         16.4             1,000       14.6
Corporate bonds                                  696       43.2            1,193         19.6               896       13.1
Trust preferred securities                       300       18.6              300          4.9               300        4.4
                                         -------------  ------------  -------------  ------------  -------------  ------------

       Total held-to-maturity.......           1,611      100.0%           6,091        100.0%            6,857      100.0%
                                         =============  ============  =============  ============  =============  ============

FHLB stock..........................             984                         945                            880
                                         -------------                -------------                -------------

Other interest-earning assets:
   Interest-bearing deposits with banks          798                       3,796                          5,092
                                         -------------                -------------                -------------

       Total........................     $    13,840                  $   18,471                    $    21,949
                                         =============                =============                =============

Average remaining life excluding
   other-interest-earning assets and
   FHLB stock (does not include
   prepayment assumptions)                  21 years                    13 years                       11 years

The following table sets forth the composition and contractual maturities of the Company's investment securities.

                                                                     December 31, 2001
                              -------------------------------------------------------------------------------------------------
                                                                                                         Total investment
                                                                                                            securities
                                                                                                     --------------------------
                                Within        1 to 5        5 to 10       10 to 20       Over 20      Amortized      Market
                               one year        years         years         years          years         cost          value
                              ------------  ------------  ------------  -------------  ------------  ------------  ------------
                                                                   (Dollars In Thousands)
Available-for-sale:
Mortgage-backed securities:
  GNMA adjustable rate.....   $        --   $        --   $        --   $     3,336    $     2,193   $     5,529   $     5,558
  GNMA fixed rate..........            --            --            --            --          4,136         4,136         4,204
Equity securities:
  FNMA common stock........            --            --            --            --              7             7             8
Trust preferred securities             --            --            --            --            655           655           677
                              ------------  ------------  ------------  -------------  ------------  ------------  ------------
    Total securities

      available-for-sale...   $        --   $        --   $        --   $     3,336    $     6,991   $    10,327   $    10,447
                              ============  ============  ============  =============  ============  ============  ============

Weighted average yield.....            --%           --%           --%         7.01%          6.85%         6.90%
                              ============  ============  ============  =============  ============  ============

                                                                     December 31, 2001
                              -------------------------------------------------------------------------------------------------
                                                                                                         Total investment
                                                                                                            securities
                                                                                                     --------------------------
                                Within        1 to 5        5 to 10       10 to 20       Over 20      Amortized      Market
                               one year        years         years         years          years         cost          value
                              ------------  ------------  ------------  -------------  ------------  ------------  ------------
                                                                   (Dollars In Thousands)
Held-to-maturity:
Mortgage-backed securities:
  FHLMC participation
   certificates............   $        --   $        --   $        --   $       300    $       315   $       615   $       618
Corporate bonds............           399           297            --            --             --           696           714
Trust preferred securities             --            --            --            --            300           300           318
                              ------------  ------------  ------------  -------------  ------------  ------------  ------------

    Total securities

      held-to-maturity.....   $       399   $       297   $        --   $       300    $       615   $     1,611   $     1,650
                              ============  ============  ============  =============  ============  ============  ============

Weighted average yield.....          6.45%         6.50%           --%         7.41%          7.52%         7.05%
                              ============  ============  ============  =============  ============  ============

     OTHER INVESTMENTS. At December 31, 2001, the Bank's fixed-rate interest bearing deposits with banks were $798,000 or 0.45% of total assets. As of such date, the Bank also had a $984,200 investment in FHLB stock. At December 31, 2001, the Bank's investment in stock of the FHLB was in an amount required by the FHLB. It is the Bank's general policy to purchase investment securities and other issues that are rated investment grade or have credit enhancements.

SOURCES OF FUNDS

     THE COMPANY. The Company's primary sources of funds are dividends from the Bank, borrowings from the Bank in the form of advances and outside borrowings. The Bank paid dividends to the Company of $608,000 and $0 in the years ended December 31, 2001 and 2000, respectively. The Bank had advances of $0 and $50,718 to the Company at December 31, 2001 and 2000, respectively.

     At December 31, 2001 and 2000, the Company had lines of credit totaling $400,000 and $200,000 respectively, from other banks. Borrowings outstanding under these arrangements were $0 and $200,000 at December 31, 2001 and 2000, respectively. The lines of credit bear market rates of interest and borrowings thereunder are to be used for general Company purposes. One of the borrowing arrangements at December 31, 2001 matured at January 24, 2002, which was renewed for a year. The other borrowing arrangement matures on September 20, 2002.

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

     The flow of deposits is significantly influenced by general economic conditions, changes in money markets and prevailing interest rates and competition. The Bank enhanced its ability to increase its deposit base by purchasing two branches in 1999 and opening a new full-service branch in Albuquerque in 2000. Beginning in 1999 and continuing through 2001, the Bank has increased its deposit base. In the first quarter of 2002, the Bank intends to open a new branch at 3301 Coors Blvd., N.W., Suite 2 in Albuquerque, New Mexico.

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

     The following tables set forth the deposits in the various programs offered by the Bank at the dates indicated:

                 Balance                           Balance                           Balance                          Balance
                   at                                 at                                at                               at
                 December      % of     Increase   December     % of     Increase    December    % of      Increase   December
                 31, 2001    deposits  (decrease)  31, 2000   deposits  (decrease)   31, 1999   deposits  (decrease)  31, 1998
                 ----------  --------  ---------- ----------- --------- ----------- ----------  --------  ---------- -----------
                                                              (Dollars In Thousands)
Transactional
  accounts       $  19,068     12.98%  $    (592) $  19,660     14.32%  $   2,427   $  17,233     14.07%  $   5,328  $  11,905
Jumbo CDs            6,124      4.17      (8,621)    14,745     10.74       4,911       9,834      8.03         513      9,321
Savings
  accounts           5,736      3.90        (339)     6,075      4.43        (928)      7,003      5.72         665      6,338
Money market
  deposit
  accounts          27,097     18.44       4,799     22,298     16.24      (1,791)     24,089     19.67       5,335     18,754
IRA accounts        11,147      7.59         479     10,668      7.77      (1,206)     11,874      9.69       2,333      9,541
Other CDs           77,748     52.92      13,918     63,830     46.50      11,383      52,447     42.82       3,261     49,186
                 ----------  --------  ---------- ----------- --------- ----------- ----------  --------  ---------- -----------
                 $ 146,920    100.00%  $   9,644  $ 137,276    100.00%  $  14,796   $ 122,480    100.00%  $  17,435  $ 105,045
                 ==========  ========  ========== =========== ========= =========== ==========  ========  ========== ===========

                                      December 31, 2001               December 31, 2000                  December 31, 1999
                               -------------------------------- -------------------------------   --------------------------------
                               Weighted                          Weighted                          Weighted
                               average               Percentage   average             Percentage    average            Percentage
  Minimum                      interest               of total   interest             of total     interest              of total
  amount         Category        rate      Balance    deposits     rate     Balance   deposits       rate     Balance    deposits
------------ ----------------- ---------- ---------- ---------- --------- ----------- ---------   ---------- ---------- ----------
                                                                    (Dollars In Thousands)
$    100     Transactional
              accounts
              zero-rate             0.00% $  10,081      6.86%       0.00% $  11,030       8.03%        0.00% $   8,033      6.56%
     100     Transactional
              accounts              0.48      8,987      6.12        0.92      8,630       6.29         1.02      9,200      7.51
   1,000     Money market           0.82      4,960      3.38        2.41      6,605       4.81         2.56      9,201      7.51
     100     Savings accounts       0.80      5,736      3.90        1.50      6,075       4.43         2.00      7,003      5.72
   2,500     Access money market    2.32     22,137     15.06        4.44     15,693      11.43         3.82     14,888     12.16

             Certificates of
              Deposit
   1,000     30-60 day CDs          1.15         50      0.03        2.87         53       0.04         2.91        211      0.17
   1,000     91 day CDs             1.33        205      0.14        5.21      1,444       1.05         4.01      2,300      1.88
   1,000     6 month CDs            3.28     12,373      8.42        5.67     11,944       8.70         4.33     12,699     10.37
   1,000     9 month CDs            4.12      2,051      1.40        6.75      5,481       3.99           --         --        --
   1,000     1 year CDs             4.36     21,583     14.70        5.79     21,183      15.45         4.51     20,113     16.41
   1,000     14 month CDs           3.71     21,142     14.38        6.95      8,840       6.44           --         --        --
   1,000     18 month CDs           4.22     10,613      7.22        5.49      3,905       2.84         4.74      3,317      2.71
   1,000     2 year CDs             5.03      2,100      1.43        4.92      2,741       2.00         4.89      3,992      3.26
   1,000     30 month CDs           4.26      1,125      0.77        4.59      1,748       1.27         5.01      2,688      2.19
   1,000     3 year CDs             5.49      2,447      1.67        5.60      1,914       1.39         5.50      1,745      1.42
   1,000     4 year CDs             4.90        752      0.51        5.11      1,514       1.10         5.07      1,550      1.27
   1,000     5 year CDs             5.41      3,307      2.25        5.54      3,063       2.23         5.74      3,832      3.13
  90,000     Jumbo CDs              5.07      6,124      4.17        6.18     14,745      10.74         4.91      9,834      8.03
     100     IRA floating rate      2.70      2,102      1.43        4.55      2,741       2.00         4.87      4,501      3.67
     100     1 year IRA             4.63      3,668      2.50        5.08      3,026       2.20         4.41      2,410      1.97
     100     15 month IRA           5.85          2        --        5.84        357       0.26           --         --        --
     100     2 year IRA               --         --        --        4.26         66       0.05         4.80        231      0.19
     100     3 year IRA             5.51      2,735      1.86        5.40      2,197       1.60         5.19      2,003      1.64
     100     5 year IRA             5.51      2,640      1.80        5.66      2,281       1.66         5.81      2,729      2.23
                               ---------- ---------- ---------- --------- ------------ ---------   ---------- ---------- ----------
                                    3.16% $ 146,920    100.00%       4.54% $ 137,276     100.00%        3.72% $ 122,480    100.00%
                               ========== ========== ========== ========= ============ =========   ========== ========== ==========

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

                                                                                    Year Ended December 31
                                                                           ------------------------------------------
                                                                               2001          2000           1999
                                                                           -------------  ------------  -------------
                                                                                    (Dollars In Thousands)
Net deposits (withdrawals) before interest credited....................    $    3,895     $    9,623    $  (10,798)
Interest credited......................................................         5,749          5,173         4,341
                                                                           -------------  ------------  -------------

          Net increase (decrease) in deposits..........................    $    9,644     $   14,796    $   (6,457)
                                                                           =============  ============  =============

Percent increase.......................................................          7.26%         12.08%        (6.15)%

In addition, during 1999, the Bank acquired approximately $23.9 million in deposits.

     The following table shows interest rate and maturity information for the Bank's time deposits as of December 31, 2001.

                                  0.00-           3.00-           5.00-            7.00-                          Percent
                                  2.99%           4.99%           6.99%            8.99%           Total          of total
                              --------------  --------------  --------------   --------------  --------------  --------------
                                                                  (Dollars In Thousands)
Time deposits maturing
in quarter ending:

March 31, 2002...........     $       1,288   $       8,835   $      10,169    $          --   $      20,292        21.36%
June 30, 2002............             3,821          10,339           4,239               --          18,399        19.36
September 30, 2002.......               457           9,053           2,846               --          12,356        13.00
December 31, 2002........             1,593          16,879           1,650               --          20,122        21.17
March 31, 2003...........               623          10,107           2,040               --          12,770        13.44
June 30, 2003............             2,000           1,891             571               --           4,462         4.70
September 30, 2003.......                --             203             462               --             665         0.70
December 31, 2003........                --             405             666               --           1,071         1.13
March 31, 2004...........                --             167           1,163               --           1,330         1.40
June 30, 2004............                --             312             540               --             852         0.90
September 30, 2004.......                --             246             283               --             529         0.56
December 31, 2004........                --             166              43               --             209         0.22
Thereafter...............                --             805             998              159           1,962         2.06
                              --------------  --------------  --------------   --------------  --------------  --------------

     Total                    $       9,782   $      59,408   $      25,670    $         159   $      95,019       100.00%
                              ==============  ==============  ==============   ==============  ==============  ==============

     Percent of total                 10.29%          62.52%          27.02%            0.17%         100.00%
                              ==============  ==============  ==============   ==============  ==============

     The following table indicates the amount of the Bank's time deposits by size or from public entities, by time remaining until maturity as of December 31, 2001.

                                                                         Maturity
                                              ---------------------------------------------------------------
                                                                  Over             Over
                                                3 months         3 to 6           6 to 12          Over
                                                 or less         months           months         12 months         Total
                                              --------------  --------------   --------------  --------------  --------------
                                                                          (Dollars In Thousands)
Time deposits of $100,000 or less.....        $      16,983   $      16,300    $      24,294   $      17,336   $      74,913

Time deposits over $100,000...........                2,809           1,601            5,179           3,514          13,103

Public funds(1).......................                  500             498            3,005           3,000           7,003
                                              --------------  --------------   --------------  --------------  --------------

Total time deposits...................        $      20,292   $      18,399    $      32,478   $      23,850   $      95,019
                                              ==============  ==============   ==============  ==============  ==============


----------
(1) Time deposits from government and other public entities.

     From time to time, the Bank has had greater amounts of public funds. The amount of public funds held by the Bank at December 31, 2001 and 2000 was $8,402,922 and $11,725,261, respectively. The Bank is required to pledge collateral or a letter of credit from FHLB for such funds. At December 31, 2001, the Bank has issued $4,000,000 in letters of credit relating to public funds.

     BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when there is a net outflow of deposits, when advances are a less costly source of funds or when funds from advances can be invested at a positive spread. In addition, the Bank has relied upon selected borrowings for short-term liquidity needs.

     The Bank may obtain advances from the FHLB of Dallas upon the security of its capital stock of the FHLB of Dallas and certain of its mortgage loans, investment securities and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2001, the Bank had $8,750,000 in FHLB borrowings outstanding, which allowed the Bank to increase the amount of its loans receivable.

     During fiscal 2001, the Bank utilized advances from FHLB of Dallas to cover funding of loans.

     The following table sets forth maximum balance, average balance, and average rate paid on FHLB advances for the period indicated.

                                                                                   Year ended December 31
                                                                          ------------------------------------------
                                                                              2001          2000           1999
                                                                          -------------  ------------  -------------
                                                                                   (Dollars In Thousands)
Maximum amount of borrowings outstanding...............................     $   12,050     $   16,500    $   16,450

Approximate average borrowings outstanding.............................     $    5,840     $    8,294    $    8,661

Approximate weighted average interest rate paid........................           4.54%          6.12%         5.38%

     On July 17, 2001, the Company issued $4 million of 10.25% Fixed Rate Capital Trust Pass-through Securities of Access Anytime Capital Trust I with a liquidation value of $1,000 per share to mature 30 years from the date of issuance. The Company then invested approximately $2.9 million of the net proceeds in the Bank to increase its capital levels.

SUBSIDIARY OF THE BANK

     In 1974, the Bank incorporated First Equity Development Corporation ("FEDCO"), a New Mexico corporation, as a wholly-owned subsidiary of the Bank. The directors and officers of FEDCO also serve as officers of the Bank. Prior to 1991, FEDCO's primary business was real estate acquisition, development and construction, and investment in the Bank's former data processing service bureau. FEDCO had $817 and $842 in cash at December 31, 2001 and 2000, and no other assets or liabilities and is currently an inactive corporation. Thrift institutions are permitted to invest an amount equal to 2% of their assets, through a subsidiary, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes.

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

     INSURANCE OF ACCOUNTS AND REGULATIONS BY THE FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against thrift associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition. The FDIC may initiate an examination for institutions graded 3, 4, or 5 without approval of the other agencies.

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

     The OTS regulations establish special capitalization requirements for thrift associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for accounting principles generally accepted in the United States of America purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital, with a five-year transition period beginning on July 1, 1990, for investments made before April 12, 1989. At December 31, 2001, the Bank had tangible capital of $15,811,340 or 9.16% of adjusted total assets (as defined by regulation), which was $13,222,352 above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. A thrift association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 2001, the Bank had core capital equal to $15,811,340 or 9.16% of adjusted total assets, which was $8,907,372 above the minimum leverage ratio requirement of 4% as in effect on that date.

     The OTS risk-based requirement requires thrift associations to have total capital of at least 8% of risk-weighted assets (as defined by regulation). Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a thrift association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2001, the Bank had no capital instruments that qualify as supplementary capital. In addition, general loss reserves at that date were less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investment (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 2001.

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

     At December 31, 2001, the Bank had total risk-based capital of $16,556,327 or 13.25% of risk-weighted assets. This amount was $6,558,167 above the 8% requirement in effect on that date.

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

     QUALIFIED THRIFT LENDER TEST. All thrift associations, including the Bank, are required to meet a QTL test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the thrift association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2001, the Bank met the QTL test and has always met the test since its inception.

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

     The federal banking agencies, including the OTS, revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA, the Bank may be required to devote additional funds for investment and lending in its local communities.

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

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals. At December 31, 2001, loans to directors, executive officers, and major stockholders were $1,429,690.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas. At December 31, 2001, the Bank had $984,200 in FHLB stock. The Bank has received dividends on its FHLB stock which have averaged 5.63% over the past five calendar years and were 4.14% for calendar year 2001. In addition, the Bank received a one-time special dividend of $14,400 in April 2000.

     For the year ended December 31, 2001, stock and cash dividends paid by the FHLB of Dallas to the Bank totaled $39,792 which constitutes a $17,781 decrease from the amount of dividends received in fiscal year 2000. The decrease in FHLB dividends in 2001 was primarily due to the one-time special dividend of $14,400 during 2000. The $7,387 dividend received for the quarter ended December 2001 reflects an annualized rate of 3.00%.

     FINAL REGULATORY ACTIONS FOR 2001.

        AGENCY                                      FINAL ACTIONS                                       STATUS
-----------------------   ---------------------------------------------------------------  -------------------------------------
FRB                       Rules to permit electronic delivery of federally mandated        Effective October 1, 2001.
                          disclosures under Regulations B, E, M, Z, and DD.

FRB, FDIC, OCC, OTS       Revisions to risk-based capital requirements for certain         Effective October 1, 2001.
                          securitized transactions.

FRB                       Changes in Regulation Z requiring "more prominent"               Effective October 1, 2001.
                          disclosure of  APRs, fees, and other charges for
                          credit and charge card solicitation and applications.

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

FRB, FDIC, OCC, OTS       Rule regarding disclosure of certain agreements made to fulfill  Effective April 1, 2001.
                          Community Reinvestment Act requirements ("CRA Sunshine")

        AGENCY                                      FINAL ACTIONS                                       STATUS
-----------------------   ---------------------------------------------------------------  -------------------------------------
FDIC, FRB, OCC, OTS       Revised regulatory capital standards                             Effective January 1, 2002.
                          regarding the treatment of certain recourse obligations,
                          direct credit substitutes, residual interest in assets
                          securitizations, and other securitized transactions
                          that expose financial institutions primarily to credit
                          risk.

FRB, FDIC, OCC, OTS       Revised legislation regarding privacy, privacy notices,          Effective July 1, 2001.
                          disclosure of customer information, and marketing arrangements.

FRB, FDIC, OCC, OTS       Revised suspicious activity reports, safe harbor laws, and       Effective October 26, 2001.
                          governmental access to financial records.

     PROPOSED FEDERAL LEGISLATION. The proposed deposit insurance overhaul is know as The Federal Deposit Insurance Reform Act of 2002, which is intended to give consumers increased flexibility and confidence with their deposits in federally insured financial institutions.

                              Provisions of the Act

     The legislation would require the Federal Deposit Insurance Corp. to merge its two funds, the Bank Insurance Fund and the Savings Association Insurance Fund, within 90 days of enactment of the bill. While both FDIC funds provide the same deposit insurance coverage, there has been concern within the financial services industry that, because banks are likely to encounter more difficulty than thrifts in the coming months, banks will pay a greater amount in FDIC premiums than thrifts for coverage.

     The deposit insurance coverage limit to a depositor at an insured depository institution, including credit unions, would be increased from $100,000 to $130,000. The limit has not been increased since 1980. IRAs, Keogh, 40l(k) and other retirement plans recognized in the Internal Revenue Code would receive two times the current amount of coverage under the new deposit insurance coverage limit.

     Beginning in 2010, and every decade thereafter, the new deposit insurance limit would be adjusted for inflation based on the consumer price index. Adjustments would be rounded down to and occur in $10,000 increments.

     The bill would require the FDIC to increase coverage for municipal accounts. Under current law, municipal accounts are subject to the $100,000 limit. The legislation would provide that in-state municipal deposits at insured depository institutions would be insured in an aggregate amount not to exceed the total equity capital of the institution.

     "Free" deposit insurance would be repealed by the legislation, eliminating restrictions on the FDIC that prevent the agency from charging premiums for deposit insurance coverage for 92 percent of the industry. The current fixed designated reserve ratio of 1.25 percent would be replaced with a range of between 1.00 and 1.50 percent. The FDIC would be required to designate the target reserve ratio before the beginning of any calendar year and to provide for a public notification and comment period prior to any final designation.

                            Study of FDIC Operations

       Under the provisions of the legislation, a number of studies would be required within one year of enactment, including studies on:

-    the FDIC's organizational and management structure and control of expenses;

-    the effectiveness of prompt corrective action since its inception; and

- the FDIC's reserve practices for problematic and failed depository institutions during the period of 1995-2002.

     Finally, within a year of enactment of the legislation, the FDIC would be required to conduct a feasibility study to determine the benefits and adverse consequences of establishing a voluntary deposit insurance system for deposits in excess of the maximum amount of deposit insurance for any depositor. The consequences of privatizing all deposit insurance at insured depository institutions and insured credit unions also would be studied.

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION. Prior to the enactment of recent legislation (discussed below), thrift associations such as the Bank that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) is computed under the experience method.

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

     To the extent earnings appropriated to a thrift institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the thrift's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2001, the Bank had no Excess. Under present law should the Bank cease to be a thrift institution, the Company would be required to recapture the Bank's bad debt reserves in its Excess.

     As of December 31, 2001, the Company had a net deferred tax asset of $972,607 and a valuation allowance of $1,009,010 which was primarily related to state net operating loss carry forwards and AMT credit carry forwards. As of December 31, 2001, the total state net operating loss was $21,119,266, may not be carried back and will expire in 2005. The AMT credit carry forward was approximately $120,000 and will carry forward indefinitely. Based on the Company's historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company's future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets at December 31, 2001.

     Section 382 of the Internal Revenue Code ("Code") provides that the aforementioned tax NOL carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year testing period. Due to the fact that the Company has a tax NOL carryforward, it is required to report changes in ownership of 5% or greater of stockholders annually to the Internal Revenue Service ("IRS"). The statute and applicable Treasury regulations are extremely complex. The Company believes that no change of ownership as defined in applicable Section 382 regulations occurred through the three-year testing period ended December 31, 2001. However, if such a change in ownership occurs, the annual use of the tax NOL carryforwards would be subject to an annual limitation.

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

COMPETITION

     The Bank's primary service area, which presently represents the principal operating activities of the Company, includes the New Mexico counties of Bernalillo, Cibola, Curry, De Baca, Los Alamos, McKinley, Roosevelt, Sandoval, Santa Fe, Torrance, Valencia, and the Texas counties of Parmer and Bailey. The Bank attracts all of its deposits and loans through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other thrift institutions and commercial banks located in the same communities as well as brokerage firms and insurance companies.

EMPLOYEES

     As of December 31, 2001, the Company and the Bank had 56 full-time and 9 peak-time employees. Such employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

     The following table sets forth information relating to each of the Company's current offices. Net book value and total investment figures are for land, building, furniture and fixtures.

                                                                        Net book value at              Branch deposits at
                 Location                      Date acquired          December 31, 2001(1)            December 31, 2001
--------------------------------------------  -----------------   -------------------------------  ---------------------------
MAIN OFFICE:
801 Pile Street                                     1966                   $  1,013,611                  $  64,022,983
Clovis, New Mexico

BRANCH OFFICES:
Prince and Parkland Streets                         1978                        320,836                     13,638,535
Clovis, New Mexico

400 West First Street                               1982                        552,385                     26,005,086
Portales, New Mexico

101 West Hill Street                                1999(2)                     491,667(2)                  14,912,339
Gallup, New Mexico

5210 Eubank N.E.                                    2000                      1,321,830                     28,341,055
Albuquerque, New Mexico

(1) The book value of the Company's investment in land, premises and equipment, less accumulated depreciation, totaled $3,700,329 at December 31, 2001.

(2) The office building and land were under an operating lease in 1999 and 2000, but were purchased by the Company in 2001.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiary are from time to time parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or its subsidiary which, if determined adversely, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Bank was traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol "FSBC" prior to October 21, 1996, and the Common Stock of the Company has been traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol "AABC" since October 21, 1996. As of March 1, 2002, the Company had 1,460,595 shares of common stock outstanding and 372 holders of record.

     The following table sets forth the high and low sales prices of the Common Stock of the Company as quoted on the NASDAQ Small Cap Market.

                                                       Price range
                                       ------------------------------------------
                                                                         Cash
                                                                    Dividends per
                                            High           Low          share
                                       -------------  ------------  -------------
2000
    First Quarter                      $    8.00      $    5.50           --
    Second Quarter                     $    6.75      $    5.50           --
    Third Quarter                      $    6.50      $    6.00           --
    Fourth Quarter                     $    6.50      $    6.00           --

2001
    First Quarter                      $    6.88      $    6.00           --
    Second Quarter                     $    7.30      $    5.97           --
    Third Quarter                      $    9.40      $    6.50           --
    Fourth Quarter                     $    8.20      $    7.00           --

     For a foreseeable period of time, the principal source of cash revenues to the Company will be dividends paid by the Bank. There are certain statutory and regulatory limitations on the payment of such dividends (and other capital distributions) including OTS regulatory capital requirements. In some cases, the OTS may prohibit a dividend payment that meets these requirements on the basis that such a distribution would be an unsafe or unsound practice. Furthermore, the Bank may not pay a dividend if it will cause the institution to become "undercapitalized."

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

     The Bank paid dividends to the Company of $608,000 and $0 in the years ended December 31, 2001 and 2000, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

     The Company became the unitary thrift holding company for the Bank as a result of the consummation of an Agreement and Plan of Reorganization and related Plan of Merger on October 21, 1996 (the "Merger"). The Company did not have any material assets prior to the Merger. Following the Merger, the Company's consolidated statement of financial condition and statement of operations are not materially different from the Bank's statement of financial condition and statement of operations. The Company is the successor registrant to the Bank under the Securities Act of 1933 and the Securities Exchange Act of 1934. The following selected consolidated operating and financial condition data for the Company as of and for each of the five fiscal years ended December 31, 2001 and has been derived from and should be read in conjunction with the audited consolidated financial statements of the Company. The following summary financial information is qualified in its entirety by and should be read in conjunction with the detailed information and consolidated financial statements of the Company, including the notes thereto, which information as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, is included in this Form 10-KSB.

                                                                     For the years ended December 31
                                              -------------------------------------------------------------------------------
SELECTED CONSOLIDATED OPERATING DATA:             2001            2000            1999             1998            1997
                                              --------------  --------------  --------------   --------------  --------------
                                                               (Dollars In Thousands Except Per Share Data)
Statement of operations data:
    Interest income                           $     12,053    $     10,701    $      8,887     $      8,010    $      7,250
    Interest expense                                 6,280           5,748           4,794            4,523           4,149
                                              --------------  --------------  --------------   --------------  --------------
    Net interest income before provision
      for loan losses                                5,773           4,953           4,093            3,487           3,101
    Provision for loan losses                          449             199             324              238             118
                                              --------------  --------------  --------------   --------------  --------------
Net interest income after provision for
  loan losses                                        5,324           4,754           3,769            3,249           2,983
    Net gain on mortgage loans
      held-for-sale                                    417             251             297              223             149
    Net gain on sale of securities                      --              --             739               --              21
    Real estate operations, net                         (6)            (28)            (35)              10              (3)
    Other income, net                                1,249           1,011             765            1,545             697
    Other expenses                                  (5,535)         (5,367)         (4,379)          (3,921)         (3,463)
                                              --------------  --------------  --------------   --------------  --------------
Income before income taxes                           1,449             621           1,156            1,106             384
    Income tax expense (benefit)                        70             211            (242)             346          (1,212)
                                              --------------  --------------  --------------   --------------  --------------

Net income                                    $      1,379    $        410    $      1,398     $        760    $      1,596
                                              ==============  ==============  ==============   ==============  ==============

Per share data:
    Earnings per common share-basic           $       1.05    $        .33    $       1.13     $       0.62    $       1.40
                                              ==============  ==============  ==============   ==============  ==============
    Earnings per common share-assuming
      dilution                                $       1.02    $        .32    $       1.10     $       0.59    $       1.37
                                              ==============  ==============  ==============   ==============  ==============

                                                                               December 31
                                              -------------------------------------------------------------------------------
SELECTED CONSOLIDATED FINANCIAL CONDITION
  DATA:                                           2001            2000            1999             1998            1997
                                              --------------  --------------  --------------   --------------  --------------
                                                                          (Dollars In Thousands)
Loans receivable, net                         $    141,484    $    119,479    $    104,177     $     88,809    $     58,172
Loans held-for-sale                                  1,035             821             184              855             298
Securities held-to-maturity                          1,611           6,091           6,857            7,528          18,947
Securities available-for-sale                       10,447           7,639           9,120           11,426          15,032
Real estate owned, net                                 606             154             188              166              76
Total assets                                       175,606         154,345         141,808          121,768         107,213
Deposits                                           146,920         137,276         122,480          105,045          97,412
Federal Home Loan Bank advances                      8,750           2,750           7,250            5,750              --
Net unrealized appreciation (depreciation)
   on available-for-sale securities, net                79             (45)            (73)             (41)             (3)
   Stockholders' equity                             13,502          11,736          11,313            9,925           9,145

SELECTED FINANCIAL RATIOS AND OTHER DATA:
                                                  2001            2000            1999             1998            1997
                                              --------------  --------------  --------------   --------------  --------------
PERFORMANCE RATIOS:
    Return on assets (ratio of net income
      to average total assets)                      0.84%           0.28%           1.06%            0.66%           1.49%
    Interest rate spread information:
      Average during period                         3.63            3.56            3.17             3.02            2.91
      End of period                                 4.05            3.46            3.55             3.04            3.01
    Net interest margin (1)                         3.72            3.67            3.33             3.20            3.08
    Ratio of operating expense to average
      total assets                                  3.36            3.64            3.35             3.42            3.24
    Return on equity (ratio of net income
      to average equity)                           10.93            3.56           13.17             7.97           22.43

QUALITY RATIOS:
    Non-performing assets to total assets
      at end of year                                1.15%           0.28%           0.22%            0.42%           0.08%
    Allowance for loan losses to
      non-performing assets                        37.02          157.03          276.84           116.62          634.94
    Allowance for loan losses to total
      loans                                         0.53            0.57            0.83             0.68            0.91

CAPITAL RATIOS:
    Equity to total assets at the end of
      year                                          7.69%           7.60%           7.98%            8.15%           8.53%
    Average equity to average assets                7.65            7.78            8.06             8.33            6.65
    Ratio of average interest-earning
      assets to average interest-bearing
      liabilities                                 102.31          102.52          104.25           112.47          103.86

Number of full service facilities                      5               5               4                3               3

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

     The Bank originated a high volume of single-family mortgage loans during 2001. The Bank was able to increase its loans receivable during 2000 and 2001, but as the prime rate decreased in 2001 the Bank also increased the sale of mortgage loans.

     Prepayment tendencies on loans and mortgage-backed securities may vary from historical experience and depositors' preference for various deposit products and maturities may also vary. The Bank's favorable liquidity position allows some flexibility in adjusting to cash flow requirements brought on by interest rate changes. The Bank's one-year interest-rate sensitivity gap was a negative 7.02% of total assets as December 31, 2001. A negative gap indicates there are more interest-bearing liabilities repricing during a stated period than interest-earnings assets.

     At December 31, 2001, the Bank had unrealized gains in its mortgage-backed securities portfolio which are being held-to-maturity. The Bank has both the intent and ability to hold these securities until maturity. In addition, management believes the Bank will be able to collect all amounts due according to the contractual terms of the debt securities and is not aware of any information that would indicate the inability of any issuer of such securities to make contractual payments in a timely manner. As such the Bank believes that these unrealized gains will not ultimately be realized.

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

      Management of the investment portfolio is not designed to be the primary source of funds for the Company's operations. Rather, it is viewed as a use of funds generated by the Company to be invested in interest-earning assets to be held-to-maturity or available-for-sale. Cash flow mismatches between sources and uses of funds should not require any of the securities to be liquidated. While cash flows from the securities vary depending on the prepayment speeds associated with each particular security, the variance in the prepayment speeds does not impact the over-all cash flow needs of the Bank since the Bank has the ability to borrow funds from the FHLB of Dallas. See LIQUIDITY AND CAPITAL RESOURCES in this Form 10-KSB.

REGULATORY MATTERS

     Under the CRA, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The most recent CRA examination as of June 28, 1999 classified the Bank as satisfactory.

RESULTS OF OPERATIONS

     The Company's operating results are impacted by many factors, the most important factor being the interest spread between the yield on loans and investments and the cost of funds. The following table presents operating results for the Company. The table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                                 Years ended December 31,
                                                                  (Dollars In Thousands)
                               ----------------------------------------------------------------------------------------------
                                           2001                            2000                            1999
                               ------------------------------  ------------------------------ -------------------------------
                                 Average   Interest             Average   Interest              Average   Interest
                               outstanding  earned/   Yield/  outstanding  earned/   Yield/   outstanding  earned/   Yield/
                                balance      paid      rate     balance     paid      rate      balance     paid      rate
                               ----------  --------  -------- ----------- --------- --------- ----------- --------- ---------
Interest-earning assets:
  Loans receivable (1)         $  133,541  $ 10,775    8.07%   $  113,463 $  9,193    8.10%   $   99,178  $  7,593    7.66%
  Mortgage-backed securities       10,783       681    6.31        13,674      849    6.21        16,309       900    5.52
Investment securities               3,293       208    6.32         3,394      243    7.15         1,234        74    5.98
Other interest-earning assets       7,593       389    5.11         6,772      416    6.14         6,241       320    5.13
                               ----------  --------  --------  ---------- --------- --------- ----------- --------- ---------

    Total interest-earning
      assets (1)               $  155,210  $ 12,053    7.77%   $  137,303 $ 10,701    7.79%   $  122,962  $  8,887    7.23%
                               ==========  ========  ========  ========== ========= ========= =========== ========= =========

Interest-bearing liabilities:
  Deposits                     $  142,732  $  5,734    4.02%   $  125,636 $  5,155    4.10%   $  109,286  $  4,328    3.96%
  Federal Home Loan Bank
    advances                        5,840       265    4.54         8,294      508    6.12         8,661       466    5.38
Other borrowings                    3,128       281    8.99           895       85    9.61            --        --      --
                               ----------  --------  --------  ---------- --------- --------- ----------- --------- ---------

    Total interest-bearing
      liabilities              $  151,700  $  6,280    4.14%   $  134,825 $  5,748    4.26%   $  117,947  $  4,794    4.06%
                               ==========  ========  ========  ========== ========= ========= =========== ========= =========

Net interest income                        $  5,773                       $  4,953                        $  4,093
                                           ========                       =========                       =========
Net interest rate spread                               3.63%                          3.53%                           3.17%
                                                     ========                       =========                       =========
Net interest-earning assets    $    3,510                      $    2,478                     $    5,015
                               ==========                      ==========                     ===========
Net yield on average
   interest-earning assets                             3.72%                          3.61%                           3.33%
                                                     ========                       =========                       =========
Average interest-earning
   assets to average
   interest-bearing
   liabilities                               102.31%                        101.84%                         104.25%
                                           =========                      =========                       =========

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

                                                                  Years ended December 31
                              ------------------------------------------------------------------------------------------------
                                               2001 vs 2000                                     2000 vs 1999
                              -----------------------------------------------  -----------------------------------------------
                                        Increase (decrease) due to                       Increase (decrease) due to
                              -----------------------------------------------  -----------------------------------------------
                                                        Rate/                                            Rate/
                               Volume       Rate        volume      Total       Volume        Rate       volume       Total
                              ----------  ----------  ----------- -----------  ----------  ----------- -----------  ----------

                                                                  (Dollars In Thousands)
Interest-earning assets:
  Loan portfolio              $    1,626  $      (34) $      (10) $    1,582   $    1,094  $      436  $       70   $    1,600
  Mortgage-backed securities        (180)         14          (2)       (168)        (145)        113         (19)         (51)
  Investments                         (7)        (28)          0         (35)         129          14          26          169
  Other interest earning
    assets                            50         (70)         (7)        (27)          27          63           6           96
                              ----------  ----------  ----------- -----------  ----------  ----------- -----------  ----------

Total interest-earning
  assets                      $    1,489  $     (118) $      (19) $    1,352   $    1,105  $      626  $       83   $    1,814
                              ==========  ==========  =========== ===========  ==========  =========== ===========  ==========

Interest-bearing
  liabilities:
  Deposits                    $      701  $     (101) $      (21) $      579   $      647  $      153  $       27   $      827
  Federal Home Loan Bank
   advances                         (150)       (131)         38        (243)         (20)         64          (2)          42
  Other borrowings                   215          (6)        (13)        196           85           0           0           85
                              ----------  ----------  ----------- -----------  ----------  ----------- -----------  ----------

Total interest-bearing
  liabilities                 $      766  $     (238) $        4  $      532   $      712  $      217  $       25   $      954
                              ==========  ==========  =========== ===========  ==========  =========== ===========  ==========

Change in  net interest
  income                      $      723  $      120  $      (23) $      820   $      393  $      409  $       58   $      860
                              ==========  ==========  =========== ===========  ==========  =========== ===========  ==========

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

     Net income for the year ended December 31, 2001 was $1,379,000 or $1.05 per share compared to $410,000 or $.33 for the year ended December 31, 2000, the increase was $969,000 or 235.98% for the year.

     NET INTEREST INCOME. Net interest income before provision for loan losses increased by 16.56% or $5,773,000 in 2001, compared to $4,953,000 in 2000. The increase in 2001 was due to an increase in loans receivable, which increased interest income on loans receivable by $1,582,000 or 17.20%.

     PROVISION FOR LOAN LOSSES. The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans. During 2001, the provision for loan losses increased to $449,000 from $199,000 in 2000, primarily due to the increase in loans receivable and non-performing assets during 2001.

     NONINTEREST INCOME. Noninterest income was $1,666,000 in 2001 compared to $1,262,000 in 2000. During 2001, gains on sales of loans increased $166,000 and loans servicing and other fees increased $98,000 reflecting the increase in loans originated in 2001.

     NONINTEREST EXPENSE. Noninterest expense was $5,541,000 in 2001 compared to $5,393,000 in 2000. The increase was primarily due to an $137,000 increase in salaries and employee benefits.

     PROVISION FOR INCOME TAXES. In addition to the improvements in the net interest income, noninterest income and expense controls and after performing a detailed analysis of the Company's current income tax position, and strong fourth quarter results, the Company reversed certain deferred tax allowances previously recorded in accordance with SFAS 109. These allowances related to state income tax net operating loss carryforwards and alternative minimum tax
(AMT) credit carryforwards. The effect of this change in estimates was an increase in net income of approximately $420,000 (tax benefit). The net income tax expense of $69,000 in 2001 was a decrease of $142,000 from the $211,000 expense in 2000.

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

     PROVISION FOR INCOME TAXES. The net income tax expense of $211,000 in 2000 as compared to the benefit of $242,000 in 1999, was primarily due to a reduction in 1999 of the deferred tax asset valuation allowance of approximately $635,000. To the extent the valuation allowance was reduced, the related tax benefit was credited to income in 1999.

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

     The Bank assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans. These loans generally have longer terms than the short term characteristics and liabilities of customer accounts and borrowed money. Rates increased in 1999 and 2000, but decreased in 2001. As the increase in prepayment and loan refinancing of mortgage loans and mortgage-backed securities has occurred, the proceeds have been channeled to new single family home loans, consumer loans, and commercial loans with a resulting increase in interest income and gains on sales of loans.

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

     The differences between the volume of assets and liabilities in the Bank's current portfolio, which are subject to repricing in future time periods, are known as interest rate sensitivity gaps. Certain estimates and assumptions are included in the data in the table below which sets forth the interest rate sensitivity analysis at December 31, 2001.

     The following table sets forth the assumed repricing and maturity periods of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 2001 and the interest rate sensitivity gap percentages at the dates indicated. The interest rate sensitivity gap is defined as the amount by which assets repricing within the respective periods exceed liabilities repricing within such periods. The effect of these assumptions is to quantify the dollar amount of items that are interest-rate sensitive and can be repriced within each of the periods specified. Such repricing can occur in one of three ways: (1) the rate of interest to be paid on an asset or liability may adjust periodically on the basis of an index; (2) an asset or liability such as a mortgage loan may amortize, permitting reinvestment of cash flows at the then-prevailing interest rates; or (3) an asset or liability may mature, at which time the proceeds can be reinvested at current market rates.

                                                                    Maturing or Repricing Amount
                                        -------------------------------------------------------------------------------------
                                        Within one  Over 1 to 3  Over 3 to 5 Over 5 to 10 Over 10 to   Over 20
                                           year        years        years       years      20 years       years       Total
                                        ----------- -----------  ----------- -----------  -----------  ----------  -----------

                                                                        (Dollars In Thousands)
Total Rate Sensitive Assets:
  Mortgages:
   Adjustable-rate (1)                  $  12,127   $   1,307    $     148   $      --    $      --    $      --   $  13,582
   Fixed-rate (2)                          12,518      21,797       13,945      14,903        3,998          281      67,442
   Construction(6)                          1,973          --           --          --           --           --       1,973
   Non-residential adjustable (2)          16,673       2,638        1,589          --           --            -      20,900
   Non-residential fixed                    3,069       1,967          986       1,670        1,554          139       9,385
  Non-Mortgages:
   Consumer and Commercial adjustable       5,902          32           --          --           --           --       5,934
   Consumer and Commercial fixed            7,730       8,841        4,290       1,804        1,049           --      23,714
    (2)(6)
  Investments:
   Investment securities (3)                1,516         297           --          --           --          675       2,488
   Mortgage-backed (1)(2)                   6,553         937          736       1,129          793          133      10,281
   Funds sold (3)                           6,242          --           --          --           --           --       6,242
                                        ----------- -----------  ----------  -----------  -----------  ----------  -----------

TOTAL                                   $  74,303   $  37,816    $  21,694   $  19,506    $   7,394    $   1,228   $ 161,941
                                        =========== ===========  ==========  ===========  ===========  ==========  ===========

Total Rate Sensitive Liabilities:
  Deposits:
   Certificates of deposit (3)          $  64,119   $  18,649    $   1,105   $      --    $      --    $      --   $  83,873
   IRAs                                     7,050       3,239          858          --           --           --      11,147
   Money market (4)                         4,606       4,878        4,155      13,549           --            -      27,097
   NOW accounts (4)                           809       1,887        1,977       4,314           --           --       8,987
   Savings accounts (4)                     1,951       1,013          879       1,892           --           --       5,735
 Advances                                   8,000         750           --          --           --           --       8,750
                                        ----------- -----------  ----------  -----------  -----------  ----------  -----------

TOTAL                                   $  86,535   $  30,325    $   8,974   $  19,755    $      --    $      --   $ 145,589
                                        =========== ===========  ==========  ===========  ===========  ==========  ===========

December 31, 2001
Cumulative interest rate sensitivity
gap (5)                                 $ (12,232)  $  (4,741)   $   7,979   $   7,730    $  15,124    $  16,352
Cumulative interest rate sensitivity
  gap (5) as a percent of total
  assets                                    (7.02)%     (2.72)%       4.58%       4.43%        8.67%        9.38%
December 31, 2000

Cumulative interest rate sensitivity
  gap (5) as a percent of  total
  assets                                    (9.62)%     (1.76)%       4.57%       4.56%        8.32%        8.76%
December 31, 1999

Cumulative interest rate sensitivity
  gap (5) as a percent of total
  assets                                    (9.29)%     (5.62)%      (2.61)%    (2.18)%        4.93%        6.01%

(1) MOST ADJUSTABLE RATE ASSETS ARE INCLUDED IN THE "UNDER 1 YEAR" CATEGORY, AS THEY ARE SUBJECT TO AN INTEREST RATE ADJUSTMENT EVERY SIX OR TWELVE MONTHS, DEPENDING UPON LOAN PLAN.
(2) MATURITY/RATE SENSITIVITY IS BASED UPON CONTRACTUAL MATURITY WITH PROJECTED REPAYMENT OF PRINCIPAL.
(3)  BASED ON CONTRACTUAL MATURITY OF THE INVESTMENTS.
(4) SAVINGS ACCOUNT DECAY RATES USED ASSUME THAT THE ACCOUNTS HAVE A MARKET VALUE SENSITIVITY APPROXIMATING THAT OF A 2 1/2YEAR TREASURY BOND.
(5)  THE DIFFERENCE BETWEEN RATE SENSITIVE ASSETS AND RATE SENSITIVE
     LIABILITIES.
(6)  GENERALLY FIXED RATE.

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

     The Bank increased its deposits and paid down its FHLB advances in the last quarter of 1999, when it purchased two branches. The increase in deposits continued during 2000 and 2001 when it opened a new full-service branch in Albuquerque in June 2000. As loans receivable increased during 2001, the Bank increased its FHLB advances. The decrease in interest rates during 2001 has increased the attention of management to lengthen the duration of its interest bearing liabilities, to match the duration of its interest earning assets.

     Presented below, as of December 31, 2001, is an analysis of the Bank's interest rate risk as measured by changes in net present value for instantaneous and sustained parallel shifts in the yield curve, in 50 or 100 basis point increments, up and down 300 basis points. As illustrated in the table, the Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments (and the NPV focuses on the Bank's entire portfolio, not just assets that are subject to adjustment or maturity within one year). When rates decline, the Bank does not experience a significant rise in market value for these loans because borrowers repay at relatively high rates.

                                       Net Present Value
             Change in               At December 31, 2001
           interest rate     --------------------------------------
          (basis points)         $ Change            % Change
         ------------------  ------------------  ------------------
                                   (000's)
                          (Dollars in Thousands)
                 +300           $      (7,602)           (29)%
                 +200                  (5,097)           (19)
                 +100                  (2,571)           (10)
                  +50                  (1,210)            (5)
                    0                      --             --
                  -50                   1,124              4
                 -100                   1,933              7
                 -200                     797              3
                 -300                    (185)            (1)

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

     During the year ended December 31, 2001, total deposits increased approximately $9.6 million or 7.03%, and FHLB advances increased by $6 million. Stock options were exercised in 2001 with proceeds to the Company of $28,687. Securities available-for-sale increased by $2.8 million and securities held-to-maturity decreased by $4.5 million in 2001. The increase in deposits and FHLB advances and the net decrease in securities were used to fund loans which increased by $22 million in 2001.

     The Bank's capital for regulatory purposes at December 31, 2001 was $15,811,340 or 9.16% of total regulatory assets. Regulations require savings institutions to have a minimum regulatory tangible capital ratio equal to 1.5% of adjustable tangible assets, a minimum 3% core capital ratio, and a minimum 8% risk-based capital ratio. At December 31, 2001 and 2000, the Bank was in compliance with all applicable capital standards.

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

     The table below presents the Bank's capital position at December 31, 2001 relative to the existing regulatory requirements:

                                                                                  Percent of
                                                                  Amount           assets (1)
                                                             ------------------  ---------------
                                                                (Dollars In
                                                                 Thousands)
Tangible capital                                             $       15,811             9.16%
Tangible capital requirement                                          2,589             1.50
                                                             ------------------  ---------------

       Excess tangible capital                               $       13,222             7.66%
                                                             ==================  ===============

Core capital                                                 $       15,811             9.16%
Core capital requirement                                              6,904             4.00
                                                             ------------------  ---------------

       Excess core capital                                   $        8,907             5.16%
                                                             ==================  ===============

Total capital (i.e., core and supplemental capital)          $       16,556            13.25%
Risk-based capital requirement                                        9,998             8.00
                                                             ------------------  ---------------

       Excess total capital                                  $        6,558             5.25%
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

     The Bank has met its liquidity requirements with funds generated from operations, proceeds from repayment or sale of loans and investment securities, short-term borrowings, and the purchase of deposits during 2001. If alternative funding is needed, the Bank can generate additional funds from several other sources. Currently, the FHLB system functions as a source of credit for the Bank.

TRUST PREFERRED SECURITY

     On July 17, 2001, the Company issued $4 million of 10.25% Fixed Rate Capital Trust Pass-through Securities of Access Anytime Capital Trust I with a liquidation value of $1,000 per share to mature 30 years from the date of issuance. The Company then invested approximately $2.9 million of the net proceeds in the Bank to increase its capital levels.

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

     During 2001, net loans increased approximately $22,005,000 or 18.4% from December 31, 2000 and the allowance for loan losses increased $64,000. Management feels that the December 31, 2001 allowances are adequate for future needs.

     The following presents an analysis of the allowance for loan losses for years ended December 31, 2001, 2000, and 1999.

                                                                                             Year ended December 31
                                                                                    ----------------------------------------
                                                                                        2001          2000          1999
                                                                                    -----------    -----------   -----------
                                                                                              (Dollars In Thousands)
MORTGAGE LOANS:
Balance at beginning of year                                                        $       386    $       422   $       362

Loans charged-off                                                                           (24)            --            --
Recoveries                                                                                   --             --            --
                                                                                    -----------    -----------   -----------

       Net loans charged-off                                                                (24)            --            --
Provision for loan losses charged to operations                                              89             72            60
Transfers                                                                                    --           (108)           --
                                                                                    -----------    -----------   -----------

BALANCE AT END OF YEAR                                                              $       451    $       386   $       422
                                                                                    ===========    ===========   ===========

CONSUMER AND OTHER:
Balance at beginning of year                                                        $       295    $       442   $       239

Loans charged-off                                                                          (418)          (151)         (342)
Recoveries                                                                                   57             19            31
                                                                                    -----------    -----------   -----------

       Net loans charged-off                                                               (361)          (132)         (311)
Provision for loan losses charged to operations                                             360            127           264
Transfers                                                                                    --            108            --
Acquired reserve                                                                             --           (250)          250
                                                                                    -----------    -----------   -----------

BALANCE AT END OF YEAR                                                              $       294    $       295   $       442
                                                                                    ===========    ===========   ===========

TOTAL ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of year                                                        $       681    $       864   $       601

Loans charged-off                                                                          (442)          (151)         (342)
Recoveries                                                                                   57             19            31
                                                                                    -----------    -----------   -----------

       Net loans charged-off                                                               (385)          (132)         (311)
Provision for loan losses charged to operations                                             449            199           324
Acquired reserve                                                                             --           (250)          250
                                                                                    -----------    -----------   -----------

BALANCE AT END OF YEAR                                                              $       745    $       681   $       864
                                                                                    ===========    ===========   ===========

Allowance for loan losses as a percentage of total loans outstanding                       0.53%          0.57%         0.83%
                                                                                    ===========    ===========   ===========

     NON-PERFORMING ASSETS. Total non-performing assets increased by approximately $1.7 million during 2001. The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Bank consist of non-accruing loans, troubled debt restructurings, and real estate which was acquired as a result of foreclosure. The composition of the Bank's portfolio of non-performing assets is shown in the following table:

                                                                                        2001          2000          1999
                                                                                    ----------   ------------  ------------
                                                                                              (Dollars In Thousands)
Non-accruing loans*                                                                 $    1,407     $      280    $      125
Past due 90 days or more and still accruing                                                 --             --            --
Other real estate                                                                          605            154           188
                                                                                    ----------     ----------    ----------

Total non-performing assets                                                         $    2,012     $      434    $      313
                                                                                    ==========     ==========    ==========

Ratio of non-performing assets to total assets                                            1.15%          0.28%         0.22%
                                                                                    ==========     ==========    ==========

  *  Primarily loans which are past due for 90 days or more

     Interest lost on non-performing assets amounted to $93,823, in 2001 compared to $17,315 in 2000.

     INVESTMENT SECURITIES - The Bank's available-for-sale securities portfolio has a $119,794 unrealized gain, while a $67,703 unrealized loss was recorded at December 31, 2000. The Bank's held-to-maturity securities portfolio has an unrealized gain of $38,591 and $20,073 at December 31, 2001 and 2000, respectively. The Bank's available-for-sale and held-to-maturity portfolios did not experience significant fair market value fluctuations during the year ended December 31, 2001.

OFF-STATEMENT OF FINANCIAL CONDITION FINANCIAL INSTRUMENTS

     The Bank may be a party to financial instruments with off-statement of financial condition risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit (including credit cards), standby letters of credit, and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for the consolidated statements of financial condition instruments.

     At December 31, 2001, unfunded credit commitments are as follows:

                                                                (Dollars In
                                                                 Thousands)
                                                            ------------------
        Commitments to extend residential loans             $            1,229
        Lines of credit                                     $            8,809
        Credit cards                                        $            1,827

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

     Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Currently, letters of credit are not extended beyond one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral and personal guarantees as deemed necessary. At December 31, 2001 and 2000, the Bank had $4,000,000 and $0 in standby letters of credit outstanding, respectively.

     At December 31, 2001, the Bank had no open interest rate swaps, futures, options, or forward contracts.

     At December 31, 2001 and 2000, the Bank had $2,264,188 and $1,318,130,
respectively, of commitments to sell single family residential loans.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and related data have been prepared in accordance with accounting principles generally accepted in the United States of America which require measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

     Virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the Company's and the Bank's performance than does the effect of inflation.

CRITICAL ACCOUNTING POLICIES

     ALLOWANCE FOR LOAN LOSSES. The level of allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans. During 2001, the provision for loan losses increased to $449,000 from the year 2000 provision of $199,000 due to the increase in loans receivable and non-performing assets.

     Management of the Bank reviewed its Loan Loss Reserve Policy during 2001 for compliance with SEC Staff Accounting Bulletin (SAB) 102. In determining the Loan Loss Reserve and Allowances for Loan Loss Reserve the Bank uses the OTS and SEC guidelines, specifically the guidance outlined in OTS CEO Memo 142, SEC SAB 102, FAS 5, and FAS 114.

     Based on recommendations by management of the Bank, the Bank's Board of Directors is responsible for the accuracy and adequacy of the Loan Loss Calculation and reviews and approves the Calculated Reserve and Provisions. The Board delegates the responsibility to its Audit Committee to oversee the process of how the Loan Loss Reserve is calculated and the periodic validation of the calculation process.

     The loan portfolio is segmented and historical loss percentages will be applied to the identified segments of the portfolio in conjunction with FAS 5. In addition, certain loans will be individually analyzed and a loss reserve amount calculated for each one of these loans, in conjunction with FAS 114.

     Management of the Bank makes various assumptions and judgments about the collectibility of our loan portfolio and provides an allowance for potential losses based on a number of factors. If the assumptions are wrong, our allowance for loan losses may not be sufficient to cover loan losses. The allowances may be increased in the future, which would decrease our net income.

     The Bank's exposure to commercial loans generally involves a higher degree of credit risk than single-family residential lending. These loans involve larger loan balances to a single borrower or groups of related borrowers. These loans are more susceptible to a risk of loss during a downturn in the business cycle. The underwriting, review and monitoring performed by our officers and directors cannot eliminate all of the risks related to these loans.

     INCOME TAXES. The Company's valuation allowance was decreased by approximately $482,000 during the year ended December 31, 2001, due to a re-evaluation of the realizability of the state net operating loss. As of December 31, 2001 the Company had a total New Mexico net operating loss of $21 million. The loss may not be carried back, and will expire in varying amounts through 2005. Due to the uncertainty of the realization of the state net operating loss, the Company has established a valuation allowance of approximately $1 million as of December 31, 2001. In assessing the realizability of the remaining deferred tax assets, management considered projected future taxable income and tax planning strategies. Based on the Company's historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company's future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at December 31, 2001.

     GOODWILL. In June 2001, the FASB issued Statement No. 142 (Statement 142), GOODWILL AND OTHER INTANGIBLE ASSETS. The Company implemented Statement 142 on January 1, 2002. Goodwill is no longer amortized under Statement 142 but will be tested and written down based on goodwill impairment.

CONTRACTUAL CASH OBLIGATIONS

     The following tables present contractual cash obligations and commercial commitments of the Company as of December 31, 2001.

                                                                               Payments due by Period
                                                      Less than         One to         Four to          After
Contractual Cash Obligations                           One Year       Three Years     Five Years      Five Years         Total
--------------------------------------------------  --------------  --------------  --------------  --------------  --------------
                                                                                (Dollars in Thousands)
Federal Home Loan Bank advances                     $       6,500   $     2,250     $        --     $         --    $      8,750
Employee Stock Ownership Plan-Note Payable                    188           405             446              103           1,142
Trust Preferred Security-Note Payable                          --            --              --            4,000           4,000
Operating leases                                                4             7               2               --              13
                                                    --------------  --------------  --------------  --------------  --------------
Total contractual cash obligations                  $       6,692   $     2,662     $       448     $      4,103    $     13,905

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("Statement 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1999, the FASB issued Statement No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which deferred the effective date of Statement 133 to no later than January 1, 2001 for the Company's consolidated financial statements. Statement 133 requires companies to record derivatives on the statement of financial condition at fair value. Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued

Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of FASB Statement No. 133. The Company implemented Statement 133 on January 1, 2001 and this implementation did not materially impact the Company's consolidated financial statements.

     In September 2000, the FASB issued Statement No. 140 (Statement 140), ACCOUNTING FOR THE TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which replaces Statement No. 125 (of the same title). Statement 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of Statement 125's provisions. The collateral and disclosure provisions of Statement 140 were effective for year-end 2000 financial statements. The other provisions of this Statement were effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The adoption of this standard did not have a material impact to the Company.

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141 ("Statement 141"), BUSINESS COMBINATIONS, and Statement No. 142 ("Statement 142"), GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Financial Accounting Standards Board's Statement No. 121 ("Statement 121"), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Financial Accounting Standards Board's Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVE ASSETS supercedes Statement 121 and is effective for fiscal years beginning after December 15, 2001.

     The Company adopted the provisions of Statement 141 as of July 1, 2001 and Statement 142 on January 1, 2002. The adoption of Statement 141 did not have any impact on the Company's consolidated financial statements.

     Statement 141 requires upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that such reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations.

     The Company adopted Statement 142 as of January 1, 2002 and will no longer amortize goodwill. As of the date of the adoption, the Company had unamortized goodwill in the amount of approximately $1.87 million which is subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $145,661, $145,067 and $24,056 for the years ended December 31, 2001, 2000, and 1999, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued Statement No. 144 (Statement 144), ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS, which supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted Statement 144 on January 1, 2002 and this adoption had no impact on the Company's consolidated financial statements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Information has been previously reported as defined in SEC Rule 12b-2.

                                    PART III

     The information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement for the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement") pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-KSB and certain information included therein is incorporated herein by reference.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     EXHIBIT NO.                            DESCRIPTION
------------------      --------------------------------------------------------
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

     **10.3 Profit Sharing and Employee Stock Ownership Plan of FirstBank (incorporated by reference from the Company's December 31, 2000 10-KSB)

    *10.3.1             Amendment Number One to Profit Sharing and Employee
                        Stock Ownership Plan of FirstBank

    *10.3.2             Amendment Number Two to Profit Sharing and Employee
                        Stock Ownership Plan of FirstBank

    *10.3.3             Amendment Number Three to Profit Sharing and Employee
                        Stock Ownership Plan of FirstBank

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

**/***10.6.3            Extension of Employment Agreement with Kenneth J. Huey,
                        Jr. dated August 23, 2001 (incorporated by reference
                        from the Company's September 30, 2001 10-QSB)

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

**/***10.7.3            Extension of Employment Agreement with Norman R. Corzine
                        dated August 23, 2001 (incorporated by reference from
                        the Company's September 30, 2001 10-QSB)

**/***10.10             Non-Employee Director Retainer Plan (incorporated by
                        reference from the Company's Registration Statement on
                        Form S-8, filed June 2, 1997, SEC File No. 333-28217)

**/***10.10.1           Amendment Number One to Non-Employee Director Retainer
                        Plan dated April 26, 2001 (incorporated by reference
                        from the Company's June 30, 2001 10-QSB)

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

     EXHIBIT NO.                            DESCRIPTION
------------------      --------------------------------------------------------
**/***10.12.1           Amendment Number One to Nonqualified 401(K) Rabbi Trust
                        for an Executive Savings Plan dated June 1, 1998
                        (incorporated by reference from the Company's September
                        30, 1999 10-QSB)

    **16.1 Letter from the certifying accountants required by Regulation S-B, Item 304(a)(3) (incorporated by reference from the Company's December 31, 2000 10-KSB)

     *21                Subsidiaries of the Small Business Issuer

     *23.1              Consent of Independent Accountants from Robinson
                        Burdette Seright & Burrows, L.L.P.

     *23.2              Consent of Independent Auditors from KPMG LLP

   * Filed herewith
  ** Previously filed
 *** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13(a) of Form 10-KSB.

(B) REPORTS ON FORM 8-K

     The following subparagraph sets forth information concerning two Form 8-Ks, one of which was an amendment filed after the fourth quarter ended December 31, 2001:

     1. On December 31, 2001, the Company filed a Form 8-K to announce the changing of its principal executive office from 801 Pile Street, Clovis, New Mexico 88101 to 5210 Eubank Blvd., NE, Albuquerque, New Mexico 87111 effective January 1, 2002.

     2. On January 2, 2002, the Company filed an amended Form 8-K, amending the Form 8-K filed on December 31, 2001, to announce the changing of its principal executive office from 801 Pile Street, Clovis, New Mexico 88101 to 5210 Eubank Blvd., NE, Albuquerque, New Mexico 87111 effective January 1, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ACCESS ANYTIME BANCORP, INC.

     Date:  March 1, 2002              /s/ Norman R. Corzine
                                       -----------------------------------------
                                       Norman R. Corzine, Chairman of the Board,
                                       Chief Executive Officer
                                       (DULY AUTHORIZED REPRESENTATIVE)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Norman R. Corzine                By:   /s/ R. Chad Lydick
     ----------------------------------         -------------------------------
     Norman R. Corzine                          R. Chad Lydick
     Chairman of the Board                      Director
     Chief Executive Officer
     Director

     Date:  March 1, 2002                       Date:  March 1, 2002

By:  /s/ Ken Huey, Jr.                    By:   /s/ Charles Guthals
     ----------------------------------         -------------------------------
     Ken Huey, Jr.                              Charles Guthals
     President, Chief Financial Officer         Director
     Principal Accounting Officer
     Director

     Date:  March 1, 2002                       Date:  March 1, 2002

By:  /s/ Thomas W. Martin, III            By:   /s/ Allan M. Moorhead
     ----------------------------------         -------------------------------
     Thomas W. Martin, III                      Allan M. Moorhead
     Director                                   Director

     Date:  March 1, 2002                       Date:  March 1, 2002

By:  /s/ David Ottensmeyer, M.D.          By:   /s/ Cornelius Higgins, Ph.D.
     ----------------------------------         -------------------------------
     David Ottensmeyer                          Cornelius Higgins
     Director                                   Director

     Date:  March 1, 2002                       Date:  March 1, 2002

                                   (Continued)

                                   SIGNATURES
                                   (CONTINUED)

By:  /s/ Richard H. Harding               By:   /s/ Don K. Padgett
     ----------------------------------         -------------------------------
     Richard H. Harding                         Don K. Padgett
     Director                                   Director

     Date:  March 1, 2002                       Date:  March 1, 2002

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                  PAGE
Independent Auditors' Report..............................................................................          F-2
Report of Independent Accountants.........................................................................          F-3

Financial Statements:
         Consolidated Statements of Financial Condition...................................................          F-4
         Consolidated Statements of Operations............................................................          F-5
         Consolidated Statements of Stockholders' Equity..................................................          F-6
         Consolidated Statements of Cash Flows............................................................          F-7
         Notes to Consolidated Financial Statements.......................................................          F-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Access Anytime Bancorp, Inc.:

We have audited the accompanying consolidated statement of financial condition of Access Anytime Bancorp, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Access Anytime Bancorp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Anytime Bancorp, Inc. and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                    KPMG LLP

Albuquerque, New Mexico
January 31, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

Members of the Audit Committee
Board of Directors and Stockholders
Access Anytime Bancorp, Inc.
Clovis, New Mexico

We have audited the accompanying consolidated statement of financial condition of Access Anytime Bancorp, Inc. and subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Anytime Bancorp, Inc. and subsidiary as of December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

ROBINSON BURDETTE MARTIN SERIGHT & BURROWS, L.L.P.

Lubbock, Texas
January 31, 2001

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                  December 31
                                                                                    -----------------------------------------
ASSETS                                                                                     2001                  2000
                                                                                    -------------------   -------------------
Cash and cash equivalents                                                           $        10,611,093   $         7,145,268
Certificates of deposit                                                                         798,000             3,796,000
Securities available-for-sale (amortized cost of $10,327,387 and $7,706,414)                 10,447,181             7,638,711
Securities held-to-maturity (aggregate fair value of $1,649,788
  and  $6,110,834)                                                                            1,611,197             6,090,761
Loans held-for-sale (aggregate fair value of $1,055,950 and $844,858)                         1,034,719               821,180
Loans receivable, net                                                                       141,484,353           119,479,443
Interest receivable, loans                                                                      763,202               842,293
Interest receivable, securities                                                                  92,816               205,508
Real estate owned                                                                               605,552               154,218
Federal Home Loan Bank stock                                                                    984,200               944,600
Premises and equipment, net                                                                   3,700,329             3,512,894
Goodwill, net of amortization of $145,661 and $145,067                                        1,869,304             2,014,965
Deferred tax asset                                                                              972,607             1,112,875
Other assets                                                                                    583,078               585,923
                                                                                    -------------------   -------------------

       Total assets                                                                 $       175,557,631   $       154,344,639
                                                                                    ===================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                         $       146,919,998   $       137,275,966
   Federal Home Loan Bank advances                                                            8,750,000             2,750,000
   Accrued interest and other liabilities                                                       936,039             1,134,847
   Advanced payments by borrowers for taxes and insurance                                       307,669               157,778
   Employee Stock Ownership Plan - Note Payable                                               1,141,766             1,289,739
   Trust Preferred Security - Note Payable                                                    4,000,000                    --
                                                                                    -------------------   -------------------

       Total liabilities                                                                    162,055,472           142,608,330
                                                                                    -------------------   -------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized; none
     issued                                                                                          --                    --
   Common stock, $.01 par value; 6,000,000 shares authorized;
     1,495,633 and 1,489,116 shares issued;  1,269,991 and 1,241,173
     outstanding in 2001 and 2000, respectively                                                  14,956                14,891
   Capital in excess of par value                                                            11,157,895            11,054,201
   Retained earnings                                                                          3,544,326             2,165,273
   Accumulated other comprehensive income (loss), net of tax expense
     of $47,918 and tax benefit of $23,019                                                       71,877               (44,684)
                                                                                    -------------------   -------------------
                                                                                             14,789,054            13,189,681
   Unallocated Employee Stock Ownership Plan shares; 192,000 and 224,000
     shares outstanding                                                                      (1,050,000)           (1,289,739)
   Treasury stock, at cost; 33,642 and 23,943 shares outstanding                               (236,895)             (163,633)
                                                                                    -------------------   -------------------
       Total stockholders' equity                                                            13,502,159            11,736,309
                                                                                    -------------------   -------------------

       Total liabilities and stockholders' equity                                   $       175,557,631   $       154,344,639
                                                                                    ===================   ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Years ended December 31
                                                                   --------------------------------------------------------
                                                                         2001               2000                 1999
                                                                   -----------------  -----------------   -----------------
Interest income:
   Loans receivable                                                $      10,774,835   $      9,193,286    $      7,593,497
   Equity securities                                                         208,101            242,756              73,777
   Mortgage-backed securities                                                680,482            849,396             900,027
   Other interest income                                                     389,431            415,922             320,229
                                                                   -----------------  -----------------   -----------------

       Total interest income                                              12,052,849         10,701,360           8,887,530
                                                                   -----------------  -----------------   -----------------

Interest expense:
   Deposits                                                                5,733,378          5,154,911           4,328,019
   Federal Home Loan Bank advances                                           265,283            507,792             466,128
   Other borrowings                                                          281,111             85,973                  --
                                                                   -----------------  -----------------   -----------------

       Total interest expense                                              6,279,772          5,748,676           4,794,147
                                                                   -----------------  -----------------   -----------------

       Net interest income before provision for
         loan losses                                                       5,773,077          4,952,684           4,093,383
Provision for loan losses                                                    449,354            199,378             323,820
                                                                   -----------------  -----------------   -----------------

       Net interest income after provision for loan
         losses                                                            5,323,723          4,753,306           3,769,563
                                                                   -----------------  -----------------   -----------------

Noninterest income:
   Loan servicing and other fees                                             354,301            256,302             251,845
   Net realized gains on sales of available-for-sale
     securities                                                                   --                 --             739,475
   Gains on sales of mortgage loans held-for-sale                            417,066            251,363             296,853
   Other income                                                              894,889            754,062             512,664
                                                                   -----------------  -----------------   -----------------

       Total noninterest income                                            1,666,256          1,261,727           1,800,837
                                                                   -----------------  -----------------   -----------------

Noninterest expenses:
   Salaries and employee benefits                                          2,752,748          2,615,728           2,081,742
   Occupancy expense                                                         768,838            834,983             616,981
   Deposit insurance premium                                                 125,794            105,043             148,742
   Advertising                                                                73,694             92,033              42,738
   Real estate operations, net                                                 6,444             27,755              35,435
   Professional fees                                                         268,393            286,094             233,236
   Amortization of goodwill                                                  145,661            145,067              24,056
   Other expense                                                           1,399,872          1,286,423           1,231,090
                                                                   -----------------  -----------------   -----------------

       Total noninterest expense                                           5,541,444          5,393,126           4,414,020
                                                                   -----------------  -----------------   -----------------

       Income before income taxes                                          1,448,535            621,907           1,156,380

Income tax expense (benefit)                                                  69,482            211,449            (241,834)
                                                                   -----------------  -----------------   -----------------

       Net income                                                  $       1,379,053   $        410,458    $      1,398,214
                                                                   =================  =================   =================

Earnings per common share-basic                                    $            1.05   $            .33    $           1.13
                                                                   =================  =================   =================

Earnings per common share-assuming dilution                        $            1.02   $            .32    $           1.10
                                                                   =================  =================   =================

   The accompanying notes are an integral part of these consolidated financial statements.

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Common Stock       Treasury Stock
                                        ----------------- --------------------

                          Comprehensive   Number             Number            Unallocated
                             Income     of shares  Amount  of Shares   Amount  ESOP Shares
                          ------------- --------- -------- ---------  -------- ------------
Balance at December 31,
   1998                                1,236,955  $ 12,370     1,376   $(7,224) $        --

Net income                $  1,398,214        --        --        --        --           --

Net change in
   unrealized
   depreciation on
   available-for-sale
   securities, net  of
   tax                         (32,381)       --        --        --        --           --

                          ------------
Total comprehensive
   income                 $  1,365,833
                          ============

Common stock issued                        7,061        70        --        --           --

Common stock rights
   awarded in lieu of
   directors' cash
   compensation                               --        --        --        --           --

Purchases of treasury
   stock                                      --        --     4,266   (32,786)          --
                                        --------  -------- ---------  --------     --------

Balance at December 31,
   1999                                1,244,016    12,440     5,642   (40,010)          --

Net income                $    410,458        --        --        --        --           --

Net change in
   unrealized
   appreciation on
   available-for-sale
   securities, net of
   tax                          28,684        --        --        --        --           --
                          ------------

Total comprehensive
   income                 $    439,142
                          ============

Common stock issued                      245,100     2,451        --        --           --

Common stock rights
   awarded in lieu of
   directors' cash
   compensation                               --        --        --        --           --

Purchase of ESOP shares                       --        --        --        --   (1,350,000)

Purchases of treasury
   stock                                      --        --    18,301  (123,623)          --

ESOP shares allocated                         --        --        --        --       60,261
                                      ----------  -------- --------- ---------   ----------
Balance at December 31,
   2000                                1,489,116    14,891    23,943  (163,633)  (1,289,739)

Net income                $  1,379,053        --        --        --        --           --

Net change in
   unrealized
   appreciation on
   available-for-sale
   securities, net of
   tax                         116,561        --        --        --        --           --
                          ------------

Total comprehensive
   income                 $  1,495,614
                          ============

Common stock issued                        6,517        65        --        --           --

Common stock rights
   awarded in lieu of
   directors' cash
   compensation                               --        --        --        --           --

Purchases of treasury
   stock                                      --        --     9,699   (73,262)          --

ESOP shares allocated                         --        --        --        --      239,739
                                      ----------  -------- --------- ---------  -----------

Balance at December                    1,495,633  $ 14,956    33,642 $(236,895) $(1,050,000)
                                      ==========  ======== ========= =========  ===========

                                                  Accumulated
                                                    Other
                           Capital               Comprehensive
                          in Excess                Income
                           of Par      Retained    (Loss)
                            Value      Earnings     Net           Total

                          ----------   ---------      ---------   ------------
Balance at December 31,
   1998                   $9,604,001   $ 356,601   $ (40,987)  $  9,924,761

Net income                        --   1,398,214          --      1,398,214

Net change in
   unrealized
   depreciation on
   available-for-sale
   securities, net of
   tax                            --          --     (32,381)       (32,381)

Total comprehensive
   income

Common stock issued           37,054          --          --         37,124

Common stock rights
   awarded in lieu of
   directors' cash
   compensation               18.500          --          --         18,500

Purchases of treasury
   stock                          --          --          --        (32,786)
                           ---------    --------    --------    -----------

Balance at December 31,
   1999                    9,659,555   1,754,815     (73,368)    11,313,432

Net income                        --     410,458          --        410,458

Net change in
   unrealized
   appreciation on
   available-for-sale
   securities, net of
   tax                            --          --      28,684         28,684

Total comprehensive
   income

Common stock issued        1,365,287          --          --      1,367,738

Common stock rights
   awarded in lieu of
   directors' cash
   compensation               20,150          --          --         20,150

Purchase of ESOP shares           --          --          --     (1,350,000)

Purchases of treasury
   stock                          --          --          --       (123,623)

ESOP shares allocated          9,209          --          --         69,470
                         -----------   ---------   ---------     ----------
Balance at December  31,
   2000                   11,054,201   2,165,273     (44,684)    11,736,309

Net income                        --   1,379,053         --       1,379,053

Net change in
   unrealized
   appreciation on
   available-for-sale
   securities, net of
   tax                            --          --     116,561        116,561

Total comprehensive
   income

Common stock issued           28,622          --          --         28,687

Common stock rights
   awarded in lieu of
   directors' cash
   compensation               37,350          --          --         37,350

Purchases of treasury
   stock                          --          --          --        (73,262)

ESOP shares allocated         37,722          --          --        277,461
                         -----------   ---------   ---------   ------------

Balance at December      $11,157,895  $3,544,326   $  71,877   $ 13,502,159
                         ===========   =========   =========   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years ended December 31
                                                                    ---------------------------------------------------------
                                                                          2001                2000                1999
                                                                    -----------------   ----------------   -----------------
Cash flows from operating activities:
   Net income                                                       $      1,379,053    $        410,458    $      1,398,214
   Adjustments to reconcile net income to cash provided
    by operating activities:
     Depreciation                                                            407,664             448,813             338,118
     Deferred income taxes                                                    28,602             206,449            (241,834)
     Provision for loan losses                                               449,354             199,378             323,820
     Amortization of premiums on investment securities                        84,789              71,400             110,814
     Amortization of loan premiums, discounts and
       deferred fees, net                                                    181,267             126,065              59,500
     Amortization of organizational costs                                         --                  --             115,162
     Amortization of goodwill                                                145,661             145,067              24,056
     Non-cash ESOP contribution                                              277,461              69,470                  --
     Gains on sale of securities                                                  --                  --            (739,475)
     Gains on sale of loans                                                 (417,066)           (251,363)           (296,853)
     Proceeds from sales of loans held-for-sale                           24,471,091          11,811,842          19,375,329
     Originations of loans held-for-sale                                 (24,267,564)        (12,203,007)        (18,508,724)
     Common stock rights awarded in lieu of directors
       compensation                                                           37,350              20,150              18,500
     (Gain) loss on foreclosed real estate                                     2,533              (1,806)             15,242
     (Gain) loss on disposition of assets                                    (11,447)              4,791              (5,944)
     Net increase in accrued interest receivable and
       other assets                                                         (205,414)           (226,180)           (674,810)
     Increase (decrease) in accrued interest and other
       liabilities                                                          (158,079)            270,161              40,082
                                                                    ----------------    ----------------    ----------------

       Net cash provided by operating activities                           2,405,255           1,101,688           1,351,197
                                                                    ----------------    ----------------    ----------------

Cash flows from investing activities:

   Purchases of available-for-sale securities                             (3,555,000)                 --                  --
   Proceeds from maturities and principal repayments of
     available-for-sale securities                                         2,449,393           1,475,846           2,186,035
   Purchases of held-to-maturity securities                                       --          (2,191,887)         (2,200,000)
   Proceeds from maturities and principal repayments of
     held-to-maturity securities                                           2,867,409           2,935,486           2,831,162
   Proceeds from sales of available-for-sale-securities                           --                  --             746,409
   Net (increase) decrease in certificates of deposit                      2,998,000           1,296,000          (2,502,000)
   Net increase in loans                                                 (22,716,955)        (16,068,996)        (13,793,812)
   Proceeds from sales of foreclosed real estate                                  --             478,179             263,436
   Proceeds from sales of equipment                                               --                  --               8,000
   Purchases of premises and equipment                                      (583,652)         (1,493,795)           (326,622)
   Net cash received in branch acquisition                                        --                  --          19,355,057
                                                                    ----------------    ----------------    ----------------

       Net cash (used in) provided by investing activities               (18,540,805)        (13,569,167)          6,567,665
                                                                    ----------------    ----------------    ----------------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                     9,644,032          14,796,228          (6,457,168)
   Net increase (decrease) in other borrowed funds                         6,000,000          (4,300,000)          1,500,000
   Net increase (decrease) in advance payments by
     borrowers for taxes and insurance                                       149,891              57,917            (262,148)
   Repayment of employee stock ownership plan-note
     payable                                                                (147,973)            (60,261)                 --
   Issuance of trust preferred security-note payable                       4,000,000                  --                  --
   Purchase of treasury stock                                                (73,262)           (123,623)            (32,786)
   Proceeds from issuance of common stock                                     28,687           1,367,738              37,124
   Cash dividend                                                                  --                  --             (61,844)
                                                                    ----------------    ----------------    ----------------
       Net cash provided by (used in) financing activities                19,601,375          11,737,999          (5,276,822)
                                                                    ----------------    ----------------    ----------------

Increase (decrease) in cash and cash equivalents                           3,465,825            (729,480)          2,642,040
Cash and cash equivalents at beginning of year                             7,145,268           7,874,748           5,232,708
                                                                    ----------------    ----------------    ----------------

Cash and cash equivalents at end of year                            $     10,611,093    $      7,145,268    $      7,874,748
                                                                    ================    ================    ================

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                       Years ended December 31
                                                                      ---------------------------------------------------------
                                                                            2001               2000                 1999
                                                                      -----------------  ------------------  ------------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                         $      6,243,960   $      5,633,390    $      4,809,055
     Income taxes                                                                  150              5,000              25,000
  Supplemental disclosure of non-cash investing and
    financing activities
     Real estate acquired in settlement of loans                               356,959            513,092             589,519
     Loans to facilitate the sale of real estate owned                              --             72,172             279,800
     Non-cash transfer of investment security pursuant to FASB 133           1,607,997

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

FORECLOSED REAL ESTATE - Real estate properties acquired through foreclosure, or in lieu of foreclosure, are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. Any excess of the loan balance and foreclosure costs over the fair value at the date of foreclosure is charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in real estate operations, net.

ORGANIZATIONAL COSTS - Effective January 1, 1999, the Company adopted the provisions of Statement of Position ("SOP") No. 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES issued by the American Institute of Certified Public Accountants ("AICPA"). This statement requires costs of start-up activities and organizational costs to be expensed as incurred and its provisions are retroactive upon adoption of the SOP. All remaining unamortized organizational costs were charged to expense in the first quarter of 1999.

GOODWILL - The excess of the net liabilities assumed in connection with the acquisition of certain branches during 1999 and direct acquisition costs over the net cash acquired in the assumption of the branches' deposits has been included in the consolidated financial statements as goodwill and is being amortized on a straight-line basis over the estimated life of the core deposits acquired.

In June 2001, the FASB issued Statement No. 142 (Statement 142), GOODWILL AND OTHER INTANGIBLE ASSETS, which replaces APB Opinion No. 17, INTANGIBLE ASSETS. The Company implemented Statement 142 on January 1, 2002. Goodwill is no longer amortized under Statement 142 but will be tested and written down based on goodwill impairment.

STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related interpretations in accounting for its stock-based compensation plans.

Under Statement No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB 25. The Company has elected to continue to apply the measurement provisions of APB 25.

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

IMPACT OF NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("Statement 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1999, the FASB issued Statement No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which deferred the effective date of Statement 133 to no later than January 1, 2001 for the Company's consolidated financial statements. Statement 133 requires companies to record derivatives on the statement of financial conditions at fair value. Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of FASB Statement 133. The Company implemented Statement 133 on January 1, 2001 and this implementation did not materially impact the Company's consolidated financial statements.

In September 2000, the FASB issued Statement No. 140 (Statement 140), ACCOUNTING FOR THE TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which replaces Statement No. 125 (of the same title). Statement 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of Statement 125's provisions. The collateral and disclosure provisions of Statement 140 were effective for year-end 2000 financial statements. The other provisions of this Statement were effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The adoption of this standard did not have a material impact to the Company.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141 ("Statement 141"), BUSINESS COMBINATIONS, and Statement No. 142 ("Statement 142"), GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Financial Accounting Standards Board's Statement No. 121 ("Statement 121"), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Accounting Standards Board's Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVE ASSETS supercedes Statement 121 and is effective for fiscal years beginning after December 15, 2001.

The Company adopted the provisions of Statement 141 as of July 1, 2001 and Statement 142 on January 1, 2002. The adoption of Statement 141 did not have any impact on the Company's consolidated financial statements.

Statement 141 requires upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists such that reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements operations.

The Company adopted Statement 142 as of January 1, 2002 and will no longer amortize goodwill. As of the date of the adoption, the Company had unamortized goodwill in the amount of approximately $1.87 million which is subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $145,661, $145,067 and $24,056 for the years ended December 31, 2001, 2000, and 1999, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2001, the FASB issued Statement No. 144 (Statement 144), ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS, which supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted Statement 144 on January 1, 2002 and this adoption had no impact the Company's consolidated financial statements.

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

The fair values of assets acquired, liabilities assumed and cash paid less cash acquired were as follows:

Deposits and liabilities assumed                                       $      23,891,756
Less assets acquired:
   Loans receivable, net                                                       2,266,733
   Premises and equipment                                                        111,050
                                                                       -----------------
     Net liabilities assumed                                           $      21,513,973
                                                                       =================

Net liabilities assumed                                                $      21,513,973
Less cash paid for deposits and other direct acquisition costs                 2,158,916
                                                                       -----------------
     Net cash acquired in assumption of branch deposits                $      19,355,057
                                                                       =================

The deposit premium and direct acquisition costs have been amortized using the straight-line method over the estimated remaining life of the core deposits acquired. However, the Company implemented SFAS 142 on January 1, 2002, which provides that goodwill no longer be amortized but written down based on impairment.

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3 SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amounts of securities and their approximate fair values at December 31 follow:

                                                    Amortized                 Gross unrealized                   Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  ------------------  -----------------  -----------------
AVAILABLE-FOR-SALE SECURITIES:

   December 31, 2001:
     Mortgage-backed securities:
       GNMA adjustable rate                      $       5,529,599  $         41,514    $          13,603  $      5,557,510
       GNMA fixed rate                                   4,135,930            68,244                   --         4,204,174
     Equity securities:
       FNMA common stock                                     6,858             1,139                   --             7,997
     Trust preferred securities                            655,000            22,500                   --           677,500
                                                 -----------------  ----------------    -----------------  ----------------
                                                 $      10,327,387  $        133,397    $          13,603  $     10,447,181
                                                 =================  ================    =================  ================
    December 31, 2000:
     Mortgage-backed securities:
       GNMA adjustable rate                      $       7,699,556  $          2,564    $          71,597  $      7,630,523
     Equity securities:
       FNMA common stock                                     6,858             1,330                   --             8,188
                                                 -----------------  ------------------  -----------------  -----------------
                                                 $       7,706,414  $          3,894    $          71,597  $      7,638,711
                                                 =================  ==================  =================  =================

                                                    Amortized                 Gross unrealized                   Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  ------------------  -----------------  -----------------
HELD-TO-MATURITY SECURITIES:

   December 31, 2001:
     Mortgage-backed securities:
       FHLMC adjustable rate                     $         615,153  $           2,260   $              --  $         617,413
     Corporate bonds                                       696,044             22,426               4,195            714,275
     Trust preferred securities                            300,000             18,100                  --            318,100
                                                 -----------------  ------------------  -----------------  -----------------

                                                 $       1,611,197  $          42,786   $           4,195  $       1,649,788
                                                 =================  ==================  =================  =================

   December 31, 2000:
     Mortgage-backed securities:                 $         130,362  $              --   $             886  $         129,476
       FNMA participation certificates                     972,584                 --               6,786            965,798
       FHLMC participation certificates                  1,656,109             43,745                  --          1,699,854
       FHLMC adjustable rate                               838,859                 --              14,618            824,241
     US government agency bonds                          1,000,000              3,780                  --          1,003,780
     Corporate bonds                                     1,192,847              6,497                 659          1,198,685
     Trust preferred securities                            300,000                 --              11,000            289,000
                                                 -----------------  ------------------  -----------------  -----------------

                                                 $       6,090,761  $          54,022   $          33,949  $       6,110,834
                                                 =================  ==================  =================  =================

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3 SECURITIES (CONTINUED)

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 2001 were as follows:

                                                    Available-for-sale securities:         Held-to-maturity securities:
                                                 ------------------------------------   ------------------------------------
                                                    Amortized             Fair             Amortized             Fair
                                                       Cost               Value               Cost              Value
                                                 -----------------  -----------------   -----------------  -----------------
Due in one year or less                          $              --  $              --   $         399,013  $         412,765
Due from one to five years                                      --                 --             297,031            301,510
Due from five to ten years                                      --                 --                  --                 --
Due after ten years                                     10,327,387         10,447,181             915,153            935,513
                                                 -----------------  -----------------   -----------------  -----------------

                                                 $      10,327,387  $      10,447,181   $       1,611,197  $       1,649,788
                                                 =================  =================   =================  =================

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The underlying principal on mortgage-backed securities may be recovered earlier than their scheduled contractual maturities because of principal prepayments.

Securities of $8,214,282 and $10,868,621 were pledged to secure public deposits and for other purposes required or permitted by law at December 31, 2001 and 2000, respectively. A transfer of $1,607,997 of securities held-to-maturity to securities available-for-sale was made on January 1, 2001, upon adoption of FASB 133.

NOTE 4 LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, at December 31, follows:

                                                                     Gross unrealized
                                                        --------------------------------------------
      December 31               Amortized cost                Gains                    Losses                 Fair value
------------------------      -------------------       -------------------      -------------------      -------------------
         2001                 $       1,034,719         $          21,231        $              --        $       1,055,950
         2000                           821,180                    23,678                       --                  844,858

Proceeds from sale of loans held-for-sale were $24,471,091, $11,811,842 and $19,375,329 for the years ended December 31, 2001, 2000 and 1999, respectively. Gains of $418,205 and losses of $1,139 were recognized in 2001, gains of $259,165 and losses of $7,802 were recognized in 2000, while gains of $302,701 and losses of $5,848 were recognized in 1999.

From time to time, the Bank has had greater amounts of public funds. The amount of public funds held by the Bank at December 31, 2001 and 2000 was $8,402,922 and $11,725,261, respectively. The Bank is required to pledge collateral or a letter of credit from FHLB for such funds. At December 31, 2001, the Bank has issued $4,000,000 in letters of credit relating to public funds.

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 5 LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

                                                                                                   December 31
                                                                                      ------------------------------------
                                                                                            2001                2000
                                                                                      -----------------  -----------------
First mortgage loans:
   Conventional                                                                       $      67,661,640  $      61,062,423
   FHA insured and VA guaranteed                                                              9,381,090          7,720,504
   Commercial real estate loans                                                              28,671,294         25,144,372
Commercial loans, other than mortgage                                                         9,259,407          6,958,873
Consumer and installment loans                                                               20,907,241         14,018,066
Construction loans                                                                            3,363,911          1,721,472
Other                                                                                         5,448,069          4,928,708
                                                                                      -----------------  -----------------

                                                                                            144,692,652        121,554,418

Less:
   Loans in process                                                                           1,390,710            502,152
   Unearned discounts, deferred loan fees, and other                                          1,072,602            891,337
   Allowance for loan losses                                                                    744,987            681,486
                                                                                      -----------------  -----------------

                                                                                      $     141,484,353  $     119,479,443
                                                                                      =================  =================

An analysis of the changes in allowance for loan losses follows:

                                                                                    Years ended December 31
                                                                    --------------------------------------------------------
                                                                          2001                2000               1999
                                                                    ----------------    ----------------   ----------------
Balance at beginning of year                                        $        681,486    $        864,317   $        600,984

Loans charged-off                                                           (442,827)           (150,873)          (341,775)
Recoveries                                                                    56,974              18,664             31,288
                                                                    ----------------    ----------------   ----------------

       Net loans charged-off                                                (385,853)           (132,209)          (310,487)
Provision for loan losses charged to operations                              449,354             199,378            323,820
Acquired reserve                                                                  --            (250,000)           250,000
                                                                    ----------------    ----------------   ----------------

Balance at end of year                                              $        744,987    $        681,486   $        864,317
                                                                    ================    ================   ================

FirstBank maintains a high concentration of its loan portfolio in the New Mexico and Texas portion of the United States which could lead to additional credit risk.

An analysis of the changes of loans to directors, executive officers, and major stockholders follows:

                                                                                    Years ended December 31
                                                                    -------------------------------------------------------
                                                                          2001                2000               1999
                                                                    ----------------    ----------------   ----------------
Balance at beginning of year                                        $      1,279,920    $      1,300,285   $      2,272,616
Loans originated                                                             474,735              98,114            217,074
Loan principal payments and other reductions                                (324,965)           (118,479)        (1,189,405)
                                                                    ----------------    ----------------   ----------------

Balance at end of year                                              $      1,429,690    $      1,279,920   $      1,300,285
                                                                    ================    ================   ================

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 5 LOANS RECEIVABLE (CONTINUED)

The Bank had outstanding commitments to originate real estate loans at December 31, 2001 and 2000 of approximately $1,229,000 and $497,000, respectively.

The following table summarizes impaired loan information:

                                                                                     Years ended December 31
                                                                    --------------------------------------------------------
                                                                           2001                2000               1999
                                                                    -----------------    -----------------  ----------------
Recorded investment in impaired loans                               $       1,439,032    $         888,204  $        314,050
Average recorded investment in impaired loans                               1,163,618              601,127           598,132
Interest income lost on impaired loans                                         10,776                   --                --
FASB 114 allowance on impaired loans                                          188,333                   --                --

The Bank is not committed to lend additional funds to borrowers with non-performing or renegotiated loans.

NOTE 6 PREMISES AND EQUIPMENT

Components of premises and equipment included in the consolidated statements of financial condition at December 31, 2001 and 2000 were as follows:

                                                                                            2001                2000
                                                                                      -----------------  -----------------
Cost:
   Land                                                                               $         964,393  $         907,593
   Bank premises                                                                              3,242,250          2,888,805
   Furniture and equipment                                                                    2,129,632          1,982,758
   Automobiles                                                                                  108,811            101,076
                                                                                      -----------------  -----------------

       Total cost                                                                             6,445,086          5,880,232
Less accumulated depreciation                                                                 2,744,757          2,367,338
                                                                                      -----------------  -----------------

       Net book value                                                                 $       3,700,329  $       3,512,894
                                                                                      =================  =================

Certain Bank facilities and equipment are leased under various operating leases. Rental expense was $64,235 in 2001, $86,048 in 2000, and $27,893 in 1999.

Future minimum rental commitments under noncancelable leases are:

                  2001                                                                $           3,600
                  2002                                                                            3,600
                  2003                                                                            3,600
                  2004                                                                            1,800
                  2005                                                                               --
                                                                                      -----------------

                                                                                      $          12,600
                                                                                      =================

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7 LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The Bank sold loans totaling approximately $0 and $377,000 and retained the servicing on such loans during 2001 and 2000, respectively. The unpaid balances of loans serviced for others at December 31 are summarized as follows:

                                                                          2001                2000               1999
                                                                    -----------------   -----------------  -----------------
  Mortgage loan portfolios serviced for FNMA                        $       5,600,379   $       6,618,588  $       7,313,948
                                                                    -----------------   -----------------  -----------------

                                                                    $       5,600,379   $       6,618,588  $       7,313,948
                                                                    =================   =================  =================

Custodial escrow balances maintained in connection with loan servicing were $55,883 and $36,552 at December 31, 2001 and 2000, respectively.

Mortgage servicing rights retained on loans sold of $0 and $5,197 were capitalized in 2001 and 2000, respectively.

NOTE 8 CONCENTRATION OF CREDIT RISK

The Bank invests available funds in mortgage-backed securities and interest-bearing deposits and maintains funds in other depository institutions, including the FHLB of Dallas. Generally, the Bank's investments in equity securities and mortgage-backed securities are recorded in book entry form only, and the Bank does not take possession of the actual investment certificates. The Bank's investment in interest-bearing deposits, excluding those with the FHLB of Dallas, is limited to amounts covered by applicable Federal Deposit Insurance Corporation (FDIC) limits.

The Bank has five full service bank locations in Albuquerque, Clovis, Gallup, and Portales, New Mexico. The Bank's primary service area includes the New Mexico counties of Bernalillo, Cibola, Curry, De Baca, Los Alamos, McKinley, Roosevelt, Sandoval, Santa Fe, Torrance, Valencia, and the Texas counties of Parmer and Bailey.

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

NOTE 9 DEPOSITS

The composition of deposits and the effective rates of interest at December 31 were as follows:

                                                                                              2001               2000
                                                                                        -----------------  -----------------
Checking accounts - noninterest bearing                                                 $      10,081,246  $      11,029,685
Savings accounts (2001 - 0.80%; 2000 - 1.50%)                                                   5,735,404          6,075,206
Insured Money Market accounts (2001 - 0.70%-2.70%; 2000 - 2.15%-5.85%)                         27,097,143         22,298,360
Transaction accounts (2001 - .01%-1.25%; 2000 -.01%-2.60%)                                      8,986,804          8,630,020
Time deposits:
   1.01% - 2.00%                                                                                  731,819                 --
   2.01% - 3.00%                                                                                9,211,583            247,677
   3.01% - 4:00%                                                                               35,867,376            314,807
   4.01% - 5.00%                                                                               26,342,956         14,123,747
   5.01% - 6.00%                                                                               17,787,838         40,374,835
   6.01% - 7.00%                                                                                4,919,091         34,022,891
   7.01% - 8.00%                                                                                  158,738            158,738
                                                                                        -----------------  -----------------

                                                                                        $     146,919,998  $     137,275,966
                                                                                        =================  =================

At December 31, 2001, the scheduled maturities of time deposits were as follows:

                                                                                             Amount        Percent of total
                                                                                        -----------------  ----------------
2002                                                                                    $      71,169,251            74.8%
2003                                                                                           18,967,918            20.0
2004                                                                                            2,919,689             3.1
2005                                                                                              821,844             0.9
2006                                                                                            1,140,699             1.2
                                                                                        -----------------  ----------------

                                                                                        $      95,019,401           100.0%
                                                                                        =================  ================

At December 31, 2001 and 2000, individual time deposits in excess of $100,000 amounted to $19,902,914 and $19,281,628, respectively.

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 9 DEPOSITS (CONTINUED)

Interest expense on deposits for the years ended December 31 was as follows:

                                       2001                2000               1999
                                 ----------------    ----------------   ----------------
Savings accounts                 $         59,100    $        110,047   $        134,674
Money Market accounts                     728,846             807,683            732,901
Transaction accounts                       50,295              82,236             62,440
Time deposits                           4,895,137           4,154,945          3,398,004
                                 ----------------    ----------------   ----------------

                                 $      5,733,378    $      5,154,911   $      4,328,019
                                 ================    ================   ================

At December 31, 2001 and 2000, the Bank had accrued interest payable on time deposits totaling $87,797 and $246,347, respectively. The weighted average interest rate on deposits was 4.02%, 4.10%, and 3.96% for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 10 OTHER BORROWED FUNDS

Each FHLB is authorized to make advances to its members, subject to such regulations and limitations as the FHLB may prescribe. At December 31, 2001 and 2000, advances from FHLB of $8,750,000 and $2,750,000, respectively, were collateralized by mortgage loans held by the Bank. The Bank is also required to maintain stock ownership in the FHLB of at least a minimum percentage of its loans. At December 31, 2001, the Bank's investment in stock of the FHLB was adequate.

At December 31, 2001 and 2000, the Company had lines of credit totaling $400,000 and $200,000 respectively, from other banks. Borrowings outstanding under these arrangements were $0 and $200,000 at December 31, 2001 and 2000, respectively. The lines of credit bear market rates of interest and borrowings thereunder are to be used for general Company purposes. One of the borrowing arrangements at December 31, 2001 matured at January 24, 2002, which has been renewed for a year. The other borrowing arrangement matures in September 20, 2002.

On July 17, 2001, the Company issued $4 million of 10.25% Fixed Rate Capital Trust Pass-through Securities of Access Anytime Capital Trust I with a liquidation value of $1,000 per share to mature 30 years from the date of issuance. The Company then invested approximately $2.9 million of the net proceeds in the Bank to increase its capital levels.

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 11 INCOME TAXES

Income tax expense consisted of the following:

                                                                          2001                2000               1999
                                                                    --------------      ---------------    ---------------
Federal                                                             $       23,340      $         5,426    $         4,385
State                                                                          250                  150                150
Deferred                                                                    45,892              205,873           (246,369)
                                                                    --------------      ---------------    ---------------

Total income tax expense/(benefit)                                  $       69,482      $       211,449    $      (241,834)
                                                                    ==============      ===============    ===============

Actual income tax expense differs from the "expected" tax expense (computed at the Federal Statutory corporate tax rate of 34 percent) as follows:

                                                                          2001                2000               1999
                                                                    --------------      ---------------    ---------------
Computed "expected" tax expense                                     $      492,502      $       211,449    $       393,169
Increase (reduction) in income taxes resulting from:
  Current state tax                                                         57,422                   --                 --
  Permanent differences                                                      1,313                   --                 --
  Change in Valuation Allowance                                           (481,755)                  --           (241,799)
  Other                                                                         --                   --           (393,204)
                                                                    --------------      ---------------    ---------------

Total tax expense/(benefit)                                         $       69,482      $       211,449    $      (241,834)
                                                                    ==============      ===============    ===============

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 11 INCOME TAXES (CONTINUED)

The significant components of deferred income tax expense assets and liabilities are as follows:

                                                                                              2001               2000
                                                                                        ---------------    ---------------
Deferred tax assets:
Allowance for loan losses                                                               $       246,556    $       187,075
  Unearned discounts                                                                             11,974             11,364
  Net intangibles                                                                                 3,503                 --
  Net operating loss - federal                                                                  798,346          1,313,216
  Net operating loss - state                                                                  1,267,156          1,171,036
  Other                                                                                          60,926             22,073
  State taxes                                                                                        --            199,871
  Credits                                                                                       138,422            119,858
  Investments                                                                                        --             23,018
                                                                                        ---------------    ---------------
Gross deferred tax assets                                                                     2,526,883          3,047,511
Net valuation allowance                                                                      (1,009,010)        (1,490,765)
                                                                                        ---------------    ---------------
Net deferred tax assets                                                                       1,517,873          1,556,746
                                                                                        ---------------    ---------------
Deferred tax liabilities

Investments                                                                                     (47,918)                --
Depreciation                                                                                   (271,900)          (245,987)
  FHLB Stock                                                                                   (211,980)          (166,719)
  Originated mortgage servicing rights                                                          (13,468)           (19,956)
  Other                                                                                              --            (11,209)
                                                                                        ---------------    ---------------
Gross deferred tax liabilities                                                                 (545,266)          (443,871)
                                                                                        ---------------    ---------------

Net deferred tax asset                                                                  $       972,607    $     1,112,875
                                                                                        ===============    ===============

The decrease in the valuation allowances during the three years ended December 31, 2001, 2000, and 1999 was due to a re-evaluation of the realizability of the state net operating loss carry forwards and AMT credit carry forwards. As of December 31, 2001, the Company had a total New Mexico net operating loss of $21,119,266. The loss may not be carried back, and will expire per the following table below. Due to the uncertainty of the realization of the state net operating loss, the Company has established a valuation allowance of approximately $1.0 million as of December 31, 2001 and $1.5 million as of December 31, 2000. In assessing the realizability of the remaining deferred tax assets, management considered projected taxable income and tax planning strategies. Based on the Company's historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company's future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at December 31, 2001 and 2000, respectively.

Expiration of State Net Operating Loss Carryforwards are as follows:

                  2002                                        $       3,630,857
                  2003                                                6,118,655
                  2004                                                6,282,431
                  2005                                                5,087,323
                                                              -----------------
     Total State Net Operating Loss Carryforwards             $      21,119,266
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

In accordance with Office of Thrift Supervision ("OTS") regulations, the Bank must have: (1) core capital equal to 4% of adjusted total assets; (2) tangible capital equal to 1.5% of adjusted total assets; and (3) total capital equal to 8.0% of risk-weighted assets, which includes off-statement of financial condition items.

The following table is a reconciliation of the Bank's capital for regulatory purposes at December 31, 2001 as reported to the OTS.

                                                                         Tier 1-            Tier 1-             Total
                                                                          Core             Risk-based         Risk-based
                                                                         Capital            Capital            Capital
                                                                    ----------------    ---------------    ---------------
Total regulatory assets                                             $    174,829,063
Net unrealized appreciation on
   available-for-sale securities, net                                        (63,957)
Less intangible assets disallowed for
   regulatory purposes                                                    (2,165,908)
                                                                    ----------------

Adjusted regulatory total assets                                    $    172,599,198
                                                                    ================

Risk-based assets                                                                       $   124,977,000    $   124,977,000
                                                                                        ===============    ===============

Stockholders' equity                                                $     18,041,205    $    18,041,205    $    18,041,205
Net unrealized appreciation on
   available-for-sale securities, net                                        (63,957)           (63,957)           (63,957)
General valuation allowance                                                       --                 --            744,987
Less intangible assets disallowed for
regulatory purposes                                                       (2,165,908)        (2,165,908)        (2,165,908)
                                                                    ----------------    ---------------    ---------------

Regulatory capital                                                        15,811,340         15,811,340         16,556,327
Regulatory capital required to be "well capitalized"                       8,629,960          7,498,620         12,497,700
                                                                    ----------------    ---------------    ---------------

Excess regulatory capital                                           $      7,181,380    $     8,312,720    $     4,058,627
                                                                    ================    ===============    ===============

Bank's capital to adjusted regulatory assets                                    9.16%
                                                                    ================

Bank's capital to risk-based assets                                                               12.65%             13.25%
                                                                                        ===============    ===============

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

                                                                                                   To Be Well Capitalized
                                                                        For Capital                Under Prompt Corrective
                                          Actual                     Adequacy Purposes                Action Provisions
                               ------------------------------  -------------------------------  ------------------------------

At December 31, 2001:             Amount           Ratio          Amount            Ratio          Amount           Ratio
-----------------------------  --------------  --------------  --------------   --------------  --------------  --------------
Total Capital
  (to risk weighted assets)    $  16,556,327       13.25%      $   9,998,160         8.00%      $  12,497,700      10.00%
Tier 1 Capital
  (to risk weighted assets)       15,811,340       12.65%          4,999,080         4.00%          7,498,620       6.00%
Tier 1 Capital
  (to regulatory assets)          15,811,340        9.16%          6,903,680         4.00%          8,629,960       5.00%

At December 31, 2000:
-----------------------------
Total Capital
  (to risk weighted assets)    $  11,632,524       11.42%      $   8,150,800         8.00%      $  10,188,500      10.00%
Tier 1 Capital
  (to risk weighted assets)       10,951,038       10.75%          4,075,400         4.00%          6,113,100       6.00%
Tier 1 Capital
  (to regulatory assets)          10,951,038        7.21%          6,072,948         4.00%          7,591,185       5.00%

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

No cash dividends were declared or paid in 2001 or 2000.

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

In 1997, the stockholders approved the 1997 Stock Option and Incentive Plan ("1997 Plan") to provide a means for the Company to attract and retain officers, directors and employees. Under the terms of the 1997 Plan, the aggregate number of shares of stock to be issued pursuant to the exercise of all options granted under the 1997 Plan may not exceed 183,600. No options may be granted under the 1997 Plan after ten years from the date of the adoption of the 1997 Plan. In addition, the 1997 Plan provides for the granting of Stock Appreciation Rights ("SARs"). During 1997, options to purchase 165,240 shares were granted, all of which were immediately exercisable. No options were awarded under the 1997 Plan during 1998. During 1999, options to purchase 12,000 shares were granted, all of which were immediately exercisable. During 2000, options to purchase 4,000 shares were granted all of which were immediately exercisable. No options were awarded under the 1997 plan in 2001. No SARs have been awarded as of December 31, 2001. During 1998, 7,100 shares of common stock were issued in connection with exercise of options under the 1997 Plan with proceeds to the Company of $39,938. During 1999, 6,600 shares of common stock were issued in connection with exercise of options under the 1997 Plan with proceeds to the Company of $37,124. During 2000, 5,100 shares of common stock were issued in connection with exercise of options under the 1997 Plan with proceeds to the Company of $28,687. During 2001, 5,100 shares of common stock were issued in connection with exercise of options under the 1997 Plan with proceeds to the Company of $28,687. Previously awarded stock options under the 1997 Plan to purchase 4,080 shares were forfeited during 1999, leaving these shares available for reissuance. Previously awarded stock options under the 1997 Plan to purchase 4,080 shares were forfeited during 2001, leaving those shares available for reissuance. At December 31, 2001, options to purchase 10,520 shares of the Company's common stock were available for issuance under the 1997 Plan.

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 13 COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN
        (CONTINUED)

A summary of the status of the Company's stock options as of December 31, 2001, 2000 and 1999, and the changes for the years then ended is presented below:

                                                                    For the year ended December
                                  --------------------------------------------------------------------------------------------
                                                2001                            2000                            1999
                                  -------------------------------  ------------------------------  ---------------------------
                                                    Weighted                        Weighted                        Weighted
                                                     Average                         Average                         Average
                                                    Exercise                        Exercise                        Exercise
                                      Shares          Price           Shares           Price           Shares          Price

Options outstanding,
   beginning of year                   158,360    $     7.042         159,460     $     6.981          158,140    $     6.902
Granted                                     --             --           4,000           7.680           12,000          7.750
Exercised                               (5,100)         5.625          (5,100)          5.625           (6,600)         5.625
Expired                                 (4,080)         8.375              --              --           (4,080)         8.375
                                  -------------                    ----------                      -----------

Options outstanding, end
  of year                              149,180    $     7.054         158,360     $     7.042          159,460    $     6.981
                                  =============   ===========      ==========     ===========      ===========    ===========
Weighted average fair
  market value of options
  granted during the year                         $        --                     $     3.450                     $     4.480
                                                  ===========                     ===========                     ===========

The following table summarizes information about options outstanding as of December 31, 2001:

                                                             Options Outstanding and Exercisable
                                  ------------------------------------------------------------------------------------------
                                            Number                   Weighted Average                     Weighted
                                       Outstanding and            Remaining Contractual              Average Exercise
   Range of Exercise Price               Exercisable                 Life (In Years)                       Price
-------------------------------   -------------------------   ------------------------------   -----------------------------
$5.625 to $8.375                              149,180                      5.84                         $   7.054

The Company accounts for compensation costs incurred in connection with the granting of stock options using the intrinsic value method prescribed in APB Opinion No. 25. As such, no compensation expense was recorded in connection with the awarding of stock options during 2001, 2000, or 1999 as the exercise price was not below the market price of the Company's common stock at the respective dates of grant. No options were awarded during 1998. In 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, which, if fully adopted by the Company, would have changed the method the Company applies in recognizing costs associated with the granting of stock options. Adoption of the cost recognition provisions of SFAS No. 123 was optional and the Company determined not to elect these provisions. However, pro-forma disclosure of net income and earnings per share as if the Company adopted the cost recognition provisions of SFAS No. 123 are required and are presented below.

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 13 COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN
        (CONTINUED)

No options were granted in 2001. The fair value of each option granted during 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                  2000
                                                            -------------
Dividend yield                                                        --%
Expected volatility                                                40.15%
Risk-fee interest rate                                              6.59%
Expected lives (in years)                                              5

Had compensation cost for all grants of stock options during 2001, 2000, and 1999 been determined based on the fair value at the date of grant, reported net income and earnings per share would have been adjusted to the pro-forma amounts shown below:

                                                                          2001                2000               1999
                                                                    -----------------   -----------------  -----------------
Net income
  As reported                                                       $       1,379,053   $         410,458  $       1,398,214
  Pro-forma                                                                 1,379,053             401,353          1,362,050

Earnings per share
  As reported                                                       $            1.05   $            0.33  $            1.13
  Pro-forma                                                                      1.05                0.32               1.10

Earnings per share-assuming dilution
  As reported                                                       $            1.02   $            0.32  $            1.10
  Pro-forma                                                                      1.02                0.32               1.08

The Company has adopted the Non-Employee Director Retainer Plan ("Retainer Plan") which provides for the payment of all or a portion of the directors fees in shares of common stock of the Company. The number of shares is determined based on the fair market value of the Company's stock during the month the fee is payable.

The Retainer Plan defers the recognition of compensation by the directors by deferring the issuance of common stock to the director until the director leaves the board. A total of 50,000 shares of common stock have been reserved for issuance under the Retainer Plan. During 1999, $18,500 of director fees, representing 2,436 shares of common stock to be issued, were reserved under the terms of the Retainer Plan. During 2000, $20,150 of directors fees, representing 3,180 shares of common stock to be issued, were reserved under the terms of the Retainer Plan. During 2001, $37,350 of directors fees, representing 5,253 shares of common stock to be issued, were reserved under the terms of the Retainer Plan. As of December 31, 2001, 1,878 of these shares have been issued.

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 14 EMPLOYEE BENEFIT PLANS

The Company and the Bank have a profit sharing/employee stock ownership plan ("ESOP") for which substantially all employees are eligible. Contributions, when made, may be made in the form of cash or in common stock of the Company. Contribution amounts are based upon employee's compensation, but may not exceed maximum deductible limits for federal income tax purposes. Employer contributions to the ESOP of $41,300, $24,996, and $21,004, were made in 2001, 2000 and 1999, respectively. The profit sharing plan also includes a 401(k) before-tax salary deferral feature. Employees may elect to contribute to the plan and such contributions may be matched by the Bank as a percentage of each employee's contribution. Employer contributions made to the 401(k) plan for the years ended December 31, 2001, 2000 and 1999 totaled $17,500, $11,392, and
$17,089, respectively.

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

The loan referred to in the preceding paragraph bears interest at the Wall Street Journal Prime Rate (4.75% at December 31, 2001) and quarterly principal and interest payments of $60,000 are required beginning August 1, 2000 and continuing until maturity on November 1, 2007. Future principal payments are due as follows based on the interest rate in effect at December 31, 2001:

During the year ended December 31:

2002                                              $     187,969
2003                                                    197,609
2004                                                    207,204
2005                                                    217,460
2006                                                    228,124
Thereafter                                              103,400
                                                  -------------
                                                  $   1,141,766
                                                  =============

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. ESOP compensation expense relative to this release of shares was $277,461 and $69,470 for the years ended December 31, 2001 and 2000.

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 14 EMPLOYEE BENEFIT PLANS (CONTINUED)

Shares of the Company's common stock held by the ESOP at December 31, 2001 and 2000 were as follows:

                                                  2001            2000
                                             --------------  --------------
Allocated shares                                     33,067          28,705
Shares released for allocation                       48,000          16,000
Unearned ESOP shares                                192,000         224,000
                                             --------------  --------------
                                                    273,067         268,705
                                             ==============  ==============

Fair value of unearned shares                $    1,536,000  $    1,344,000
                                             ==============  ==============

In June 1998, the Bank established an executive savings plan to provide additional benefits for select highly compensated management employees of the Bank as a means for participants to defer a portion of their compensation for the future. Participants may contribute to the plan a percentage of their basic compensation varying from 1% to 12%. The Bank may make discretionary matching contributions to the plan. Salary deferrals and matching contributions, if any, are funded into a Rabbi Trust which are available to the general creditors of the Bank and, as a result, are recorded on the books and records of the Company. Employer contributions made to the executive savings plan for the years ended December 31, 2001 and 2000, totaled $35,000 and $50,143, respectively. All salary deferral contributions are invested in the Company's common stock.

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

A reconciliation between basic and diluted weighted average common shares outstanding follows:

                                               2001                2000               1999
                                         ---------------     ---------------    ---------------
Weighted average common
   shares - Basic*                             1,316,109           1,246,814          1,240,328

Plus effect of dilutive securities:
  Stock Options                                   14,394               8,768             22,763
  Shares held by Rabbi Trust                      27,120              12,611              3,404
                                         ---------------     ---------------    ---------------
Weighted average common
   shares - Assuming Dilution                  1,357,623           1,268,193          1,266,495
                                         ===============     ===============    ===============

* Includes shares awarded to directors under the Non-Employee Director Retainer Plan

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 16 FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-statement of financial condition risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for the consolidated statements of financial condition instruments.

At December 31, 2001, unfunded credit commitments are as follows:

        Commitments to extend residential loans           $   1,229,469
        Lines of credit                                   $   8,809,070
        Credit cards                                      $   1,827,393

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Currently, letters of credit are not extended beyond one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral and personal guarantees as deemed necessary. The Bank had $4,000,000 and $0 in standby letters of credit outstanding at December 31, 2001 and 2000, respectively.

At December 31, 2001, the Bank had no open interest rate swaps, futures, options, or forward contracts.

At December 31, 2001 and 2000, the Bank had $2,264,188 and $1,318,130,
respectively, of commitments to sell single family residential loans.

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 16 FINANCIAL INSTRUMENTS (CONTINUED)

SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of fair value information about financial instruments, whether or not recognized on the consolidated statements of financial condition instruments, for which it is practicable to estimate that value. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a part of the Bank's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current exchange. Further, as it is management's intent to hold a portion of its financial instruments to maturity, it is not probable that the fair values shown below will be realized in a current transaction. In addition, fair value estimates are based solely on existing off-consolidated statements of financial condition instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Examples would include portfolios of loans serviced for others, investments in real estate, premises and equipment, and deferred tax assets.

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

SECURITIES - The fair value of long-term investments such as corporate bonds, trust preferred securities and mortgage-backed securities is estimated based on bid quotations received from securities dealers and the FHLB.

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

ESOP NOTE - Effective May 1, 2000, the Company issued and sold 240,000 shares of Common Stock for cash to its ESOP. The ESOP transaction was facilitated by a loan in the amount of $1,350,000 to the ESOP from a third party lender. At December 31, 2001, 192,000 of these shares are unallocated and held as collateral for the loan. The interest rate on the ESOP note payable is approximately the same as the fair value interest rate. Therefore, the estimated fair value is the same as the carrying value.

TRUST PREFERRED SECURITY - On July 17, 2001, the Company issued $4 million of 10.25% Fixed Rate Capital Trust Pass-through Securities of Access Anytime Capital Trust I with a liquidation value of $1,000 per share to mature 30 years from the date of issuance. The Company then invested approximately $2.9 million of the net proceeds in the Bank to increase its capital levels. The interest rate on the Trust Preferred Security note payable is approximately the same as the fair value interest rate. Therefore, the estimated fair value is the same as the carrying value.

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 16 FINANCIAL INSTRUMENTS (CONTINUED)

OFF-STATEMENT OF FINANCIAL CONDITION FINANCIAL INSTRUMENTS - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The fair value of off-statement of financial condition financial instruments is estimated to equal the carrying amount at December 31, 2001 and 2000.

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

The estimated fair values of the Bank's financial instruments are shown below:

                                                               December 31, 2001                  December 31, 2000
                                                        --------------------------------   ---------------------------------
                                                        Carrying amount  Estimated fair    Carrying amount     Estimated
                                                                              value                            fair value
                                                        ---------------  ---------------   ---------------   ---------------
                                                                                   (In Thousands)
Financial assets:
   Cash and cash equivalents                            $        10,611  $        10,611   $         7,145   $         7,145
   Certificates of deposit                                          798              807             3,796             3,819
   Securities available-for-sale                                 10,447           10,447             7,639             7,639
   Securities held-to-maturity                                    1,611            1,651             6,091             6,111
   Loans held-for-sale                                            1,035            1,056               821               845

   Loans receivable                                             141,484          142,837           119,479           118,278
   Interest receivable                                              856              856             1,048             1,048
   FHLB stock                                                       984              984               945               945

Financial liabilities:
   Deposits                                                     146,920          139,508           137,276           130,045
   Accrued interest and other liabilities                           936              936             1,135             1,135
   Advance payments by borrowers for taxes and
     insurance                                                      308              308               158               158
   FHLB advances                                                  8,750            8,834             2,750             2,748
   ESOP note payable                                              1,142            1,142             1,290             1,290
   Trust preferred security                                       4,000            4,000                --                --

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

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 17 COMMITMENTS AND CONTINGENCIES

The Company and its subsidiary are from time to time parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or its subsidiary which, if determined adversely, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 18 PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

The following condensed statements of financial condition as of December 31, 2001 and 2000, and the related statements of operations and cash flows for each of the years in three year period ended December 31, 2001 for the Company should be read in conjunction with the consolidated financial statements and notes thereto.

                        STATEMENTS OF FINANCIAL CONDITION

                                                                                               December 31
                                                                                    -------------------------------
                                                                                        2001            2000
                                                                                    ---------------   -------------
Assets:
   Cash and cash equivalents                                                        $       350,310   $      26,631
   Investment in the Bank                                                                18,041,205      13,460,193
   Securities available-for-sale                                                            180,000              --
   Premises and equipment, net                                                              409,003              --
   Other assets                                                                             162,503           5,957
                                                                                    ---------------   -------------

       Total assets                                                                 $    19,143,021   $  13,492,781
                                                                                    ===============   =============

Liabilities:
   Accounts payable and accrued expenses                                            $       499,096   $      466,733
   Employee Stock Ownership Plan -- Note Payable                                          1,141,766        1,289,739
   Trust Preferred Security -- Note Payable                                               4,000,000               --
                                                                                    ---------------   --------------
       Total liabilities                                                                  5,640,862        1,756,472
                                                                                    ---------------   --------------
 Stockholders' equity:
   Common stock                                                                              14,956           14,891
   Capital in excess of par value                                                        11,157,895       11,054,201
   Retained earnings                                                                      3,544,326        2,165,273
   Accumulated other comprehensive income (loss), net                                        71,877          (44,684)
                                                                                    ---------------   --------------
                                                                                         14,789,054       13,189,681
   Unallocated Employee Stock Ownership Plan shares                                      (1,050,000)      (1,289,739)
   Treasury stock, at cost                                                                 (236,895)        (163,633)
                                                                                    ---------------   --------------
       Total stockholders' equity                                                        13,502,159       11,736,309
                                                                                    ---------------   --------------

       Total liabilities and stockholders' equity                                   $    19,143,021   $   13,492,781
                                                                                    ===============   ==============

                                                  STATEMENTS OF OPERATIONS

                                                                                    Years ended December 31
                                                                   ------------------------------------------------------
                                                                         2001               2000                 1999
                                                                   ---------------    ---------------     ---------------
Equity in income of the Bank                                       $     2,160,925    $       779,818     $     1,691,987
Other income                                                                24,158
Salaries and employee benefits                                            (446,931)          (213,111)           (112,767)
Other expense                                                             (358,949)          (156,249)           (181,006)
Income tax expense                                                            (150)                --                  --
                                                                   ---------------    ---------------     ---------------

       Net income                                                  $     1,379,053    $       410,458     $     1,398,214
                                                                   ===============    ===============     ===============

                                   (Continued)

                   ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 18 PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                            STATEMENTS OF CASH FLOWS

                                                                                  Years ended December 31
                                                                         2001               2000                 1999
                                                                   ---------------    ---------------     ---------------
Cash flows from operating activities:
   Net income                                                      $     1,379,053    $       410,458     $     1,398,214
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Equity in income of the Bank                                     (2,160,925)          (779,818)         (1,691,987)
       Deferred income taxes                                                    --                 --             126,354
       Depreciation                                                          3,497                 --                  --
       Non-cash ESOP compensation expense                                  277,461             69,470                  --
       Amortization of organizational costs                                     --                 --             115,162
       Common stock rights issued in lieu of
         directors compensation                                             37,350             20,150              18,500
       Increase in other assets                                           (148,625)            (3,485)             (2,217)
       Increase in accounts payable and accrued expenses                   283,081            151,317              39,204
                                                                   ---------------    ---------------     ---------------

       Net cash (used in) provided by operating activities                (329,108)          (131,908)              3,230
                                                                   ---------------    ---------------     ---------------

Cash flows from investing activities:
   Capital contribution to the Bank                                             --         (1,350,000)                 --
   Purchases of available-for-sale securities                             (180,000)                --                  --
   Purchases of premises and equipment                                    (412,500)                --                  --
   Investment in the Bank                                               (2,919,447)                --                  --
   Dividend from the Bank                                                  608,000                 --                  --
                                                                   ---------------    ---------------     ---------------

       Net cash used in investing activities                            (2,903,947)        (1,350,000)                 --
                                                                   ---------------    ---------------     ---------------

Cash flows from financing activities:
   (Decrease) increase in payable to Bank                                  (50,718)            50,718                  --
   Borrowed funds on ESOP purchase                                              --          1,350,000                  --
   Purchase of treasury stock                                              (73,262)          (123,623)            (32,786)
   Net proceeds from issuance of common stock                               28,687             17,738              37,124
   Net (decrease) increase in other borrowed funds                        (200,000)           200,000                  --
   Repayment of debt                                                      (147,973)           (60,261)                 --
   Issuance of trust preferred security                                  4,000,000                 --                  --
   Cash dividend                                                                --                 --             (61,844)
                                                                   ---------------    ---------------     ---------------

       Net cash provided by (used in) financing activities               3,556,734          1,434,572             (57,506)
                                                                   ---------------    ---------------     ---------------
Increase (decrease) in cash and cash equivalents                           323,679            (47,336)            (54,276)
Cash and cash equivalents at beginning of year                              26,631             73,967             128,243
                                                                   ---------------    ---------------     ---------------

Cash and cash equivalents at end of year                           $       350,310    $        26,631     $        73,967
                                                                   ===============    ===============     ===============

                            GLOSSARY OF CERTAIN TERMS

The following are definitions of certain terms used in this report on Form
10-KSB.

AMT.............................................................           Alternative Minimum Tax
ARM.............................................................           Adjustable Rate Mortgage
ATM.............................................................           Automatic Teller Machines
BIF.............................................................           Bank Insurance Fund
CAMELS..........................................................           Capital Adequacy, Asset Quality,
                                                                           Management/Administration, Earnings,
                                                                           Liquidity-Asset/Liability Management, Sensitivity
CD..............................................................           Certificate of Deposit
CRA.............................................................           Community Reinvestment Act
DOT.............................................................           Department of Treasury
FASB............................................................           Financial Accounting Standards Board
FDIC............................................................           Federal Deposit Insurance Corporation
FFIEC...........................................................           Federal Financial Institution Examination
                                                                             Council
FHA.............................................................           Federal Housing Administration
FHLB............................................................           Federal Home Loan Bank
FHLBB...........................................................           Federal Home Loan Bank Board
FHLMC...........................................................           Federal Home Loan Mortgage Corporation
FNMA............................................................           Federal National Mortgage Association
FRB.............................................................           Federal Reserve Bank
GNMA............................................................           Government National Mortgage Association
HOLA............................................................           Home Owners' Loan Act
IRR.............................................................           Interest Rate Risk
NOW.............................................................           Negotiable Order of Withdrawal
NPV.............................................................           Net Present Value
OCC.............................................................           Office of The Comptroller of The Currency
OTS.............................................................           Office of Thrift Supervision
QTL.............................................................           Qualified Thrift Lender
SAIF............................................................           Savings Association Insurance Fund
SBA.............................................................           Small Business Administration
SEC.............................................................           Securities and Exchange Commission
SFAS............................................................           Statement of Financial Accounting Standards
VA..............................................................           Veterans Administration

                                INDEX OF EXHIBITS

     EXHIBIT NO.                         DESCRIPTION
-------------------     --------------------------------------------------------
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

       **10.3           Profit Sharing and Employee Stock Ownership Plan of
                        FirstBank (incorporated by reference from the Company's
                        December 31, 2000 10-KSB)

      *10.3.1           Amendment Number One to Profit Sharing and Employee
                        Stock Ownership Plan of FirstBank

      *10.3.2           Amendment Number Two to Profit Sharing and Employee
                        Stock Ownership Plan of FirstBank

      *10.3.3           Amendment Number Three to Profit Sharing and Employee
                        Stock Ownership Plan of FirstBank

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

 **/***10.6.3           Extension of Employment Agreement with Kenneth J. Huey,
                        Jr. dated August 23, 2001 (incorporated by reference
                        from the Company's September 30, 2001 10-QSB)

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

 **/***10.7.3           Extension of Employment Agreement with Norman R. Corzine
                        dated August 23, 2001 (incorporated by reference from
                        the Company's September 30, 2001 10-QSB)

 **/***10.10            Non-Employee Director Retainer Plan (incorporated by
                        reference from the Company's Registration Statement on
                        Form S-8, filed June 2, 1997, SEC File No. 333-28217)

 **/***10.10.1          Amendment Number One to Non-Employee Director Retainer
                        Plan dated April 26, 2001 (incorporated by reference
                        from the Company's June 30, 2001 10-QSB)

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

     EXHIBIT NO.                         DESCRIPTION
-------------------     --------------------------------------------------------
 **/***10.12.1          Amendment Number One to Nonqualified 401(K) Rabbi Trust
                        for an Executive Savings Plan dated June 1, 1998
                        (incorporated by reference from the Company's September
                        30, 1999 10-QSB)

       **16.1 Letter from the certifying accountants required by Regulation S-B, Item 304(a)(3) (incorporated by reference from the Company's December 31, 2000 10-KSB)

          *21           Subsidiaries of the Small Business Issuer

        *23.1           Consent of Independent Accountants from Robinson
                        Burdette Seright & Burrows, L.L.P.

        *23.2           Consent of Independent Auditors from KPMG LLP

      * Filed herewith
     ** Previously filed
    *** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13(a) of Form 10-KSB.