Form 10QSB
period 2002-03-31
ACCESS ANYTIME BANCORP INC
filed 2002-04-26
CIK 1024015

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 Yes /X/ No / /

                1,459,832 Shares of Capital Stock $.01 par value
                        Outstanding as of April 26, 2002





     Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                                                  TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Unaudited Condensed Consolidated Statements of Financial Condition......................          3

              Unaudited Condensed Consolidated Statements of Operations...............................          4

              Unaudited Condensed Consolidated Statement of Stockholders' Equity......................          5

              Unaudited Condensed Consolidated Statements of Cash Flows...............................      6 - 7

              Notes to Condensed Consolidated Financial Statements (Unaudited)........................      8 - 14

     Item 2 - Management's Discussion and Analysis or Plan of Operation...............................     15 - 19

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings.......................................................................          20

     Item 2 - Changes in Securities...................................................................          20

     Item 3 - Defaults Upon Senior Securities.........................................................          20

     Item 4 - Submission of Matters to a Vote of Security Holders.....................................          20

     Item 5 - Other Information.......................................................................          20

     Item 6 - Exhibits and Reports on Form 8-K........................................................          20

SIGNATURES............................................................................................          21

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                            March 31,     December 31,
ASSETS                                                                                        2002            2001
------                                                                                    ------------    ------------
Cash and cash equivalents                                                                 $ 11,521,479    $ 10,611,093
Certificates of deposit                                                                        898,000         798,000
Securities available-for-sale (amortized cost of $9,748,646 and $10,327,387)                 9,830,225      10,447,181
Securities held-to-maturity (aggregate fair value of $1,616,001
   and $1,649,788)                                                                           1,585,753       1,611,197
Loans held-for-sale (aggregate fair value of $1,077,841 and $1,055,950)                      1,053,797       1,034,719
Loans receivable, net                                                                      145,777,138     141,484,353
Interest receivable, loans                                                                     783,601         763,202
Interest receivable, securities                                                                 82,930          92,816
Real estate owned                                                                              388,277         605,552
Federal Home Loan Bank stock                                                                   991,400         984,200
Premises and equipment, net                                                                  3,731,320       3,700,329
Goodwill, net of accumulated amortization of $314,784 and $314,784                           1,869,304       1,869,304
Deferred tax asset                                                                             901,049         972,607
Other assets                                                                                   772,285         583,078
                                                                                          ------------    ------------
        Total assets                                                                      $180,186,558    $175,557,631
                                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Deposits                                                                               $151,212,114    $146,919,998
   Federal Home Loan Bank advances                                                           8,750,000       8,750,000
   Accrued interest and other liabilities                                                      965,904         936,039
   Advanced payments by borrowers for taxes and insurance                                      365,589         307,669
   Employee Stock Ownership Plan - Note Payable                                              1,096,062       1,141,766
   Trust Preferred Security - Note Payable                                                   4,000,000       4,000,000
                                                                                          ------------    ------------
        Total liabilities                                                                  166,389,669     162,055,472
                                                                                          ------------    ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued                        --              --
   Common stock, $.01 par value; 6,000,000 shares authorized; 1,495,633 and
     1,495,633 shares issued; 1,275,665 and 1,269,991
     outstanding in 2002 and 2001, respectively                                                 14,956          14,956
   Capital in excess of par value                                                           11,188,494      11,157,895
   Retained earnings                                                                         3,802,880       3,544,326
   Accumulated other comprehensive income, net of tax expense of
     $34,925 and $47,918                                                                        46,654          71,877
                                                                                          ------------    ------------
                                                                                            15,052,984      14,789,054
   Unallocated Employee Stock Ownership Plan shares; 184,000 and 192,000                   (1,005,000)      (1,050,000)
     shares outstanding
   Treasury stock, at cost; 35,968 and 33,642 shares outstanding                             (251,095)        (236,895)
                                                                                          ------------    ------------
        Total stockholders' equity                                                         13,796,889       13,502,159
                                                                                          ------------    ------------
        Total liabilities and stockholders' equity                                        $180,186,558    $175,557,631
                                                                                          ============    ============

             The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Three Month Periods Ended
                                                                                           March 31,
                                                                                 ----------------------------
                                                                                     2002            2001
                                                                                 ------------    ------------
Interest income:
   Loans receivable                                                              $  2,721,977    $  2,567,568
   Equity securities                                                                   42,064          56,603
   Mortgage-backed securities                                                         148,611         170,825
   Other interest income                                                               47,297         135,049
                                                                                 ------------    ------------
        Total interest income                                                       2,959,949       2,930,045
                                                                                 ------------    ------------
Interest expense:
   Deposits                                                                         1,090,774       1,546,636
   Federal Home Loan Bank advances                                                    101,894          34,001
   Other borrowings                                                                   119,208          31,516
                                                                                 ------------    ------------
        Total interest expense                                                      1,311,876       1,612,153
                                                                                 ------------    ------------
        Net interest income before provision for loan losses                        1,648,073       1,317,892
Provision for loan losses                                                             168,000          69,000
                                                                                 ------------    ------------
        Net interest income after provision for loan losses                         1,480,073       1,248,892
                                                                                 ------------    ------------
Noninterest income:
   Loan servicing and other fees                                                       93,477          62,860
   Gains on sales of mortgage loans held-for-sale                                      55,236          72,398
   Real estate operations, net                                                         32,750              --
   Other income                                                                       228,257         194,101
                                                                                 ------------    ------------
        Total noninterest income                                                      409,720         329,359
                                                                                 ------------    ------------
Noninterest expense:
   Salaries and employee benefits                                                     798,126         636,537
   Occupancy expense                                                                  177,271         212,285
   Deposit insurance premium                                                           29,383          29,727
   Advertising                                                                         16,566           9,587
   Real estate operations, net                                                            --            2,442
   Professional fees                                                                   90,809          66,601
   Amortization of goodwill                                                               --           36,415
   Other expense                                                                      360,616         331,421
                                                                                 ------------    ------------
        Total noninterest expense                                                   1,472,771       1,325,015
                                                                                 ------------    ------------
        Income before income taxes                                                    417,022         253,236

Income tax expense                                                                    158,468          86,250
                                                                                 ------------    ------------
        Net income                                                               $    258,554    $    166,986
                                                                                 ============    ============
Earnings per common share-basic                                                  $        .20    $        .13
                                                                                 ============    ============
Earnings per common share-assuming dilution                                      $        .19    $        .13
                                                                                 ============    ============

             The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                         Accumulated
                                                Common Stock                               Other
                                                ------------      Capital               Comprehensive
                                                                 in Excess                  Income
                               Comprehensive   Number             of Par      Retained     (Loss)
                                   Income    of shares Amount      Value      Earnings       Net
                               ------------- --------- -------  -----------  ----------  -----------

Balance at December 31, 2001                 1,495,633 $14,956  $11,157,895  $3,544,326  $   71,877

Net income                        $258,554          --      --           --     258,554          --

Net change in unrealized
   appreciation on
   available-for-sale
   securities, net of tax          (25,223)         --      --           --          --     (25,223)
                               ------------
Total comprehensive income        $233,331
                               ============
Common stock rights awarded in
   lieu of directors' cash
   compensation                                     --      --       14,400          --          --

Purchases of treasury stock                         --      --           --          --          --

ESOP shares allocated                               --      --       16,199          --          --
                                             --------- -------  -----------  ----------  -----------
Balance at March 31, 2002                    1,495,633 $14,956  $11,188,494  $3,802,880  $   46,654
                                             ========= =======  ===========  ==========  ==========


                                               Treasury Stock
                                            --------------------
                               Unallocated   Number
                               ESOP Shares  of Shares   Amount      Total
                               ------------ --------- ---------- -----------
Balance at December 31, 2001   $(1,050,000)  33,642   $(236,895) $13,502,159

Net income                              --       --          --      258,554

Net change in unrealized
   appreciation on                      --       --          --      (25,223)
   available-for-sale
   securities, net of tax

Total comprehensive income

Common stock rights awarded in
   lieu of directors' cash
   compensation                         --       --          --       14,400

Purchases of treasury stock             --    2,326     (14,200)     (14,200)

ESOP shares allocated               45,000       --          --       61,199
                               ------------ --------- ---------- -----------
Balance at March 31, 2002      $(1,005,000)  35,968   $(251,095) $13,796,889
                               ============ ========= ========== ===========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Three Month Periods Ended
                                                                                                    March 31,
                                                                                        ------------------------------
                                                                                           2002                2001
                                                                                        ----------         -----------
Cash flows from operating activities:
   Net income                                                                           $  258,554         $   166,986
   Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
     Depreciation                                                                           95,653             108,838
     Deferred income taxes                                                                  84,150              86,100
     Provision for loan losses                                                             168,000              69,000
     Amortization of premiums on investment securities                                       9,683              14,376
     Amortization of loan premiums, discounts and
       deferred fees, net                                                                   59,182              34,307
     Amortization of goodwill                                                                   --              36,415
     Non-cash ESOP contribution                                                             54,011             109,739
     Gains on sales of mortgage loans held-for-sale                                        (55,236)            (72,398)
     Proceeds from sales of mortgage loans                                               3,536,102           4,046,394
       held-for-sale
     Originations of mortgage loans held-for-sale                                       (3,499,944)         (6,691,048)
     Common stock rights awarded in lieu of directors
       compensation                                                                         14,400               4,550
     Gain on sale of foreclosed real estate                                                (39,859)                 --
     Gain on disposition of assets                                                              --               2,010
     Net (increase) decrease in accrued interest
       receivable and other assets                                                        (252,761)             72,812
     Increase (decrease) in accrued interest and other
       liabilities                                                                          29,865            (386,960)
                                                                                        ----------         -----------
       Net cash provided by (used in) operating activities                                 461,800          (2,398,879)
                                                                                        ----------         -----------
Cash flows from investing activities:
   Purchases of available-for-sale securities                                             (200,000)           (200,000)
   Proceeds from maturities and principal repayments
     of available-for-sale securities                                                      768,738             471,304
   Proceeds from maturities and principal repayments
     of held-to-maturity securities                                                         25,762           1,433,916
   Purchase of FHLB stock                                                                       --             (13,000)
   Net increase in certificates of deposit                                                (100,000)           (598,000)
   Net increase in loans                                                                (4,601,391)         (1,123,532)
   Proceeds from sales of foreclosed real estate                                           391,989                  --
   Purchases of premises and equipment                                                    (126,644)            (19,175)
                                                                                        ----------         -----------
       Net cash used in investing activities                                            (3,841,546)            (48,487)
                                                                                        ----------         -----------
Cash flows from financing activities:
   Net increase in deposits                                                              4,292,116           2,874,853
   Net increase in advance payments by borrowers for
     taxes and insurance                                                                    57,920              37,639
   Repayment of employee stock ownership plan-note
     payable                                                                               (45,704)           (104,740)
   Purchase of treasury stock                                                              (14,200)            (11,567)
                                                                                        ----------         -----------
       Net cash provided by financing activities                                         4,290,132           2,796,185
                                                                                        ----------         -----------
Increase in cash and cash equivalents                                                      910,386             348,819
Cash and cash equivalents at beginning of year                                          10,611,093           7,145,268
                                                                                        ----------         -----------
Cash and cash equivalents at end of quarter                                             11,521,479           7,494,087
                                                                                        ==========         ===========

                                                      (Continued)



ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)




                                                                                           Three Month Periods Ended
                                                                                                    March 31,
                                                                                        ------------------------------
                                                                                           2002                2001
                                                                                        ----------         -----------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                           $1,475,629          $1,628,108
     Income taxes                                                                           16,750                 150
   Supplemental disclosure of non-cash investing and
    financing activities
     Real estate acquired in settlement of loans                                           238,187                  --
     Non-cash transfer of investment security pursuant to FASB 133                              --           1,607,997


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IMPACT OF NEW ACCOUNTING STANDARDS - In June 2001, the Financial Accounting Standards Board issued Statement No. 141 ("Statement 141"), BUSINESS COMBINATIONS, and Statement No. 142 ("Statement 142"), GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Financial Accounting Standards Board's Statement No. 121 ("Statement 121"), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

The Company adopted the provisions of Statement 141 as of July 1, 2001 and Statement 142 on January 1, 2002. The adoption of Statement 141 did not have any impact on the Company's consolidated financial statements.

Statement 141 requires, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

The Company adopted Statement 142 as of January 1, 2002 and will no longer amortize goodwill. As of the date of the adoption, the Company had unamortized goodwill in the amount of approximately $1.87 million which is subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $36,415 for the three months ended March 31, 2001 (Note 8). The Company is currently undertaking an effort to comply with the adoption of Statements 141 and 142. At the date of this report, the Company has not determined the impact of the adoption of these Statements on the Company's consolidated financial statements, or whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2      BASIS OF CONSOLIDATION AND PRESENTATION

Access Anytime Bancorp, Inc. (the "Company") is a thrift holding company for its wholly owned subsidiary FirstBank (the "Bank") and the Bank's wholly owned subsidiary, First Equity Development Corporation ("FEDCO"). The consolidated financial statements include the accounts and transactions of the Company, the Bank and FEDCO. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim financial statements have been prepared by management of the Company, without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The December 31, 2001 consolidated statement of financial condition, as presented herein, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2001.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3      SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value follows:

                                                       Amortized                   Gross unrealized                 Fair
                                                          Cost                 Gains              Losses           Value
                                                       ----------             --------            ------         ----------
AVAILABLE-FOR-SALE SECURITIES:

   March 31, 2002:
     Mortgage-backed securities:
       GNMA adjustable rate                            $ 5,094,369            $ 21,336            $23,620        $ 5,092,085
       GNMA fixed rate                                   3,792,728              64,678                 --          3,857,406
     Equity securities:
       FNMA common stock                                     6,858               1,115                 --              7,973
     Corporate bonds                                        99,691                  --                 --             99,691
     Trust preferred securities                            755,000              19,270              1,200            773,070
                                                       -----------            --------            -------        -----------
                                                       $ 9,748,646            $106,399            $24,820        $ 9,830,225
                                                       ===========            ========            =======        ===========

   December 31, 2001:
     Mortgage-backed securities:
       GNMA adjustable rate                            $ 5,529,599            $ 41,514            $13,603        $ 5,557,510
       GNMA fixed rate                                   4,135,930              68,244                 --          4,204,174
     Equity securities:
       FNMA common stock                                     6,858               1,139                 --              7,997
     Trust preferred securities                            655,000              22,500                 --            677,500
                                                       -----------            --------            -------        -----------
                                                       $10,327,387            $133,397            $13,603        $10,447,181
                                                       ===========            ========            =======        ===========

                                                       Amortized                   Gross unrealized                 Fair
                                                          Cost                 Gains              Losses           Value
                                                       ----------             --------            ------         ----------
HELD-TO-MATURITY SECURITIES:

   March 31, 2002:
     Mortgage-backed securities:
       FHLMC adjustable rate                           $   588,957            $  4,906            $    --        $   593,863
     Corporate bonds                                       696,796              16,505                363            712,938
     Trust preferred securities                            300,000               9,200                 --            309,200
                                                       -----------            --------            -------        -----------
                                                       $ 1,585,753            $ 30,611            $   363        $ 1,616,001
                                                       ===========            ========            =======        ===========

   December 31, 2001:
     Mortgage-backed securities:
       FHLMC adjustable rate                           $   615,153            $  2,260            $    --        $   617,413
     Corporate bonds                                       696,044              22,426              4,195            714,275
     Trust preferred securities                            300,000              18,100                 --            318,100
                                                       -----------            --------            -------        -----------
                                                       $ 1,611,197            $ 42,786            $ 4,195        $ 1,649,788
                                                       ===========            ========            =======        ===========

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4      LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follows:

                                                     Gross unrealized
                                               ----------------------------
                          Amortized cost         Gains             Losses        Fair value
                          --------------       ---------         ----------     ------------
March 31, 2002              $1,053,797         $  24,044         $       --     $  1,077,841
December 31, 2001            1,034,719            21,231                 --        1,055,950

NOTE 5      LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

                                                            March 31,      December 31,
                                                               2002            2001
                                                           ------------    ------------
First mortgage loans:
  Conventional                                             $ 71,112,337    $ 67,661,640
  FHA insured and VA guaranteed                              10,197,156       9,381,090
  Commercial real estate loans                               27,890,796      28,671,294
Commercial loans, other than mortgage                         9,088,160       9,259,407
Consumer and installment loans                               22,468,678      20,907,241
Construction loans                                            2,784,309       3,363,911
Other                                                         5,413,798       5,448,069
                                                           ------------    ------------
                                                            148,955,234     144,692,652

Less:
  Loans in process                                            1,224,640       1,390,710
  Unearned discounts, deferred loan fees, and other           1,148,691       1,072,602
  Allowance for loan losses                                     804,765         744,987
                                                           ------------    ------------
                                                           $145,777,138    $141,484,353
                                                           ============    ============


An analysis of the changes in allowance for loan losses follows:

                                                      Three Months Ended       Year Ended
                                                        March 31, 2002      December 31, 2001
                                                      ------------------    -----------------
Balance at beginning of period                           $    744,987          $    681,486
Loans charged-off                                            (115,959)             (442,827)
Recoveries                                                      7,737                56,974
                                                      ------------------    -----------------
     Net loans charged-off                                   (108,222)             (385,853)
Provision for loan losses charged to operations               168,000               449,354
                                                      ------------------    -----------------
Balance at end of period                                 $    804,765          $    744,987
                                                      ==================    =================

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5      LOANS RECEIVABLE (CONTINUED)

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

                                                      Three Months Ended       Year Ended
                                                        March 31, 2002      December 31, 2001
                                                      ------------------    -----------------
Balance at beginning of period                           $  1,429,690          $  1,279,920
Loans originated                                                   --               474,735
Loan principal payments and other reductions                  (97,436)             (324,965)
                                                      ------------------    -----------------
Balance at end of period                                 $  1,332,254          $  1,429,690
                                                      ==================    =================

NOTE 6      NON-PERFORMING ASSETS


The composition of the Bank's portfolio of non-performing assets is shown in the following table:

                                                        March 31, 2002      December 31, 2001
                                                      ------------------    -----------------
Non-accruing loans*                                      $  1,232,554          $  1,406,910
Past due 90 days or more and still accruing                        --                    --
Other real estate                                             388,277               605,552
                                                      ------------------    -----------------
                                                         $  1,620,831          $  2,012,462
                                                      ==================    =================
Ratio of non-performing assets to total assets                   0.90%                 1.15%
                                                      ==================    =================

  *  Primarily loans which are past due for 90 days or more

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7      NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share has been computed by dividing net income for the period by the weighted average number of common shares outstanding during the period adjusted for the assumed exercise of outstanding stock options and other contingently issuable shares of common stock. Net income for basic and diluted earnings per share are the same, as there are no contingently issuable shares of stock whose issuance would have impacted net income.

A reconciliation between basic and diluted weighted average common shares outstanding follows:

                                                 Three Months Ended
                                                       March 31,
                                             -----------------------------
                                                  2002            2001
                                             -------------   -------------
Weighted average common
   shares - Basic                              1,287,408       1,254,200
Plus effect of dilutive securities:
  Stock Options                                   21,942           7,204
  Shares held by Rabbi Trust                      34,564          25,081
                                             -------------   -------------
Weighted average common
   shares - Assuming Dilution                  1,343,914       1,286,485
                                             =============   =============

NOTE 8      GOODWILL

The Company adopted Statement 142, Goodwill and Other Intangible Assets on January 1, 2002. The amortization expense and net income of the Company for the quarter of initial application and the same quarter for the prior year are presented below:

                                                        For the Quarter Ended
                                                               March 31,
                                                     ---------------------------
                                                         2002          2001
                                                     ------------   ------------
Reported net income                                  $    258,554   $    166,986
  Add back: Goodwill amortization, net of tax                  --         24,034
                                                     ------------   ------------
  Adjusted net income                                $    258,554   $    191,020
                                                     ============   ============
BASIC EARNINGS PER SHARE:
  Reported net income                                $       0.20   $       0.13
  Goodwill amortization, net of tax                            --           0.02
                                                     ------------   ------------
  Adjusted net income                                $       0.20   $       0.15
                                                     ============   ============
DILUTED EARNINGS PER SHARE:
  Reported net income                                $       0.19   $       0.13
  Goodwill amortization, net of tax                            --           0.02
                                                     ------------   ------------
  Adjusted net income                                $       0.19   $       0.15
                                                     ============   ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH ACCESS ANYTIME BANCORP, INC.'S ("THE COMPANY") 2001 ANNUAL REPORT ON FORM 10-KSB.


GENERAL

The Company is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of FirstBank (the "Bank"). The Bank is a federally chartered stock savings bank conducting business from six banking locations in Albuquerque, Clovis, Gallup, and Portales, New Mexico. The Bank has a wholly owned subsidiary, FEDCO, which is currently inactive.

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

FINANCIAL CONDITION

Total assets for the Company increased by $4,628,927 or 2.64%, from December 31, 2001 to March 31, 2002. The increase in assets was primarily due to an increase of approximately $4.3 million in loans receivable. The Bank opened a new loan production office in Albuquerque, New Mexico at 7101 Jefferson NE during April 2002.

Total liabilities increased by $4,334,197 or 2.67% for the three-month period ended March 31, 2002. An increase of approximately $4.3 million in deposits was the reason for the increase in total liabilities. The Bank opened an additional depository branch in Albuquerque, New Mexico at 3301 Coors Blvd., NW during March 2002.

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

Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), to be deemed "well capitalized" the minimum ratios the Bank must have are: (1) Tier 1 or core capital of 5% of adjusted total assets, (2) Tier 1 risk-based capital of 6% of risk-weighted assets, and (3) total risk-based capital of 10% of risk weighted assets.

The following table is a reconciliation of the Bank's capital for regulatory purposes at March 31, 2002 as reported to the OTS.

                                                                             Tier 1-         Tier 1-        Total
                                                                              Core         Risk-based     Risk-based
                                                                             Capital         Capital        Capital
                                                                          ------------    ------------    ------------
Total regulatory assets                                                   $179,424,569
Net unrealized depreciation on
   available-for-sale securities, net                                          (39,513)
Less intangible assets disallowed for
   regulatory purposes                                                      (1,987,032)
                                                                          ------------
Adjusted regulatory total assets                                          $177,398,024
                                                                          ============
Risk-based assets                                                                         $123,895,000    $123,895,000
                                                                                          ============    ============
Stockholders' equity                                                      $ 18,553,379    $ 18,553,379    $ 18,553,379
Net unrealized depreciation on
   available-for-sale securities, net                                          (39,513)        (39,513)        (39,513)
General valuation allowance                                                         --              --         804,765
Less intangible assets disallowed for
   regulatory purposes                                                      (1,987,032)     (1,987,032)     (1,987,032)
                                                                          ------------    ------------    ------------
Regulatory capital                                                          16,526,834      16,526,834      17,331,599
Regulatory capital required to be "well capitalized"                         8,869,901       7,433,700      12,389,500
                                                                          ------------    ------------    ------------
Excess regulatory capital                                                 $  7,656,933    $  9,093,134    $  4,942,099
                                                                          ============    ============    ============
Bank's capital to adjusted regulatory assets                                      9.32%
                                                                          ============
Bank's capital to risk-based assets                                                              13.34%          13.99%
                                                                                          ============    ============

LIQUIDITY

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan Bank ("FHLB") which provides a source of borrowings to the Bank for asset and asset/liability matching. FHLB borrowings were $8.75 million at March 31, 2002 and December 31, 2001.

RESULTS OF OPERATIONS


THREE-MONTH COMPARATIVE ANALYSIS FOR PERIODS MARCH 31, 2002 AND 2001

Net income for the three-months ended March 31, 2002 was $258,554 or $.20 per share compared to $166,986 or $.13 per share for the three-months ended March 31, 2001, an increase of $91,568 or 54.84%.

GOODWILL. The adoption of Statement 142 on January 1, 2002, if it had been adopted in the prior year, would have resulted in net income of $191,020 for the quarter ended March 31, 2001, as compared to the net income in the quarter ended March 31, 2002 of $258,554. The net income per share would have been $0.15 per share in the quarter ended March 31, 2001, as compared to $0.20 in the same quarter in 2002.

NET INTEREST INCOME. Net interest income before provision for loan losses increased by 25.05% to $1,648,073 in the three-month period ended March 31, 2002, compared to $1,317,892 for the same period in 2001. The increase in net interest income before provision for loan losses was primarily due to a decrease in interest expense of $300,277. The decrease in total interest expense for the quarter ended March 31, 2002 was due to a decrease in interest expense on deposits of $455,862, as compared to the same quarter in 2001.

PROVISION FOR LOAN LOSSES. The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of loans. During the first quarter of 2002, the provision for loan losses increased to $168,000 from $69,000 in the first quarter of 2001. The increase was due to management's analysis of current conditions.

NONINTEREST INCOME. During the three-months ended March 31, 2002, noninterest income increased by $80,361 to $409,720 compared to $329,359 in 2001. The increase in noninterest income for the quarter ended March 31, 2002 as compared to the same quarter in 2001 was due to an increases in other income, real estate operations, and loan servicing and other fees of $34,156, $32,750, and $30,617, respectively.

NONINTEREST EXPENSE. Noninterest expense increased to $1,472,771 from $1,325,015 for the quarter ended March 31, 2002 compared to the same quarter in 2001. The $147,756 increase in noninterest expense was primarily due to an increase in salaries and employee benefits of $161,589.

INCOME TAX EXPENSE. The income tax expense for the quarter ended March 31, 2002 increased by $72,218 to $158,468 from $86,250 in the quarter ended March 31, 2001, due to the increase in income before income taxes.

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

                                                                      Three Months ended March 31,
                                          ---------------------------------------------------------------------------------------
                                                             2002                                         2001
                                          ------------------------------------------   ------------------------------------------
                                             Average       Interest                      Average        Interest
                                          outstanding       earned/        Yield/      outstanding      earned/        Yield/
                                             balance         paid           rate         balance          paid          rate
                                          ------------   ------------   ------------   ------------   ------------   ------------
Interest-earning assets:
  Loans receivable(1)                     $146,901,416   $  2,721,977           7.41%  $122,417,821   $  2,567,568           8.39%
  Mortgage-backed securities                 9,855,193        148,611           6.03     10,451,944        170,825           6.54
Investment securities                        2,743,411         42,064           6.13      3,443,528         56,603           6.58
Other interest-earning assets               10,139,973         47,297           1.87      8,882,251        135,049           6.08
                                          ------------   ------------   ------------   ------------   ------------   ------------
    Total interest-earning assets(1)      $169,639,993   $  2,959,949           6.98%  $145,195,544   $  2,930,045           8.07%
                                          ============   ============   ============   ============   ============   ============
Interest-bearing liabilities:
  Deposits                                $149,120,556   $  1,090,774           2.93%  $138,825,793   $  1,546,636           4.46%
  Federal Home Loan Bank advances           10,719,278        101,894           3.80      2,448,925         34,001           5.55
  Other borrowings                           5,111,297        119,208           9.33      1,268,684         31,516           9.94
                                          ------------   ------------   ------------   ------------   ------------   ------------
    Total interest-bearing liabilities    $164,951,131   $  1,311,876           3.18%  $142,543,402   $  1,612,153           4.52%
                                          ============   ============   ============   ============   ============   ============
Net interest income                                      $  1,648,073                                 $  1,317,892
                                                         ============                                 ============
Net interest rate spread                                                        3.80%                                        3.55%
                                                                        ============                                 ============
Net interest-earning assets               $  4,688,862                                 $  2,652,142
                                          ============                                 ============
Net yield
   on average interest-earning assets                                           3.89%                                        3.63%
                                                                        ============                                 ============
Average interest-earning assets to
   average interest-bearing liabilities                        102.84%                                      101.86%
                                                         ============                                 ============

(1)  Calculated net of loans in process


FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, certain words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None

ITEM 2 - CHANGES IN SECURITIES

      None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5 - OTHER INFORMATION

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



                                   ACCESS ANYTIME BANCORP, INC.



      Date: April 26, 2002         /s/ Norman R. Corzine
                                   --------------------------------------------
                                   Norman R. Corzine, Chairman of
                                   the Board, Chief Executive Officer
                                   (DULY AUTHORIZED REPRESENTATIVE)


      Date: April 26, 2002         /s/ Ken Huey, Jr.
                                   --------------------------------------------
                                   Ken Huey, Jr., President, Chief Financial
                                   Officer and Director
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                                   (DULY AUTHORIZED REPRESENTATIVE)