Form 10QSB
period 2002-06-30
ACCESS ANYTIME BANCORP INC
filed 2002-07-26
CIK 1024015

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

                                 Yes |X| No |_|
                1,470,206 Shares of Capital Stock $.01 par value
                         Outstanding as of July 26, 2002








    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                                TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                     ----
PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                 Unaudited Consolidated Statements of Financial Condition.................................             3

                 Unaudited Consolidated Statements of Operations..........................................             4

                 Unaudited Consolidated Statement of Stockholders' Equity.................................             5

                 Unaudited Consolidated Statements of Cash Flows..........................................         6 - 7

                 Notes to Consolidated Financial Statements (Unaudited)...................................          8-14

        Item 2 - Management's Discussion and Analysis or Plan of Operation................................         15-20

PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings........................................................................            21

        Item 2 - Changes in Securities....................................................................            21

        Item 3 - Defaults Upon Senior Securities..........................................................            21

        Item 4 - Submission of Matters to a Vote of Security Holders......................................            21

        Item 5 - Other Information........................................................................            21

        Item 6 - Exhibits and Reports on Form 8-K.........................................................            22

SIGNATURES................................................................................................            23

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         June 30,             December 31,
                                                                                           2002                   2001
                                                                                    --------------------  ---------------------
ASSETS
Cash and cash equivalents                                                           $        13,745,265   $        10,611,093
Certificates of deposit                                                                       3,995,000               798,000
Securities available-for-sale (amortized cost of $9,715,668 and $10,327,387)                  9,832,595            10,447,181
Securities held-to-maturity (aggregate fair value of $1,533,739 and $1,649,788)               1,507,802             1,611,197
Loans held-for-sale (aggregate fair value of $1,420,510 and $1,055,950)                       1,371,517             1,034,719
Loans receivable, net                                                                       150,747,705           141,484,353
Interest receivable, loans                                                                      779,121               763,202
Interest receivable, securities                                                                 106,541                92,816
Real estate owned                                                                               470,422               605,552
Federal Home Loan Bank stock                                                                    998,800               984,200
Premises and equipment, net                                                                   3,714,647             3,700,329
Goodwill, net of accumulated amortization of $387,614 and $314,784                            1,796,474             1,869,304
Deferred tax asset                                                                              756,501               972,607
Other assets                                                                                    607,001               583,078
                                                                                    --------------------  ---------------------
       Total assets                                                                 $       190,429,391   $       175,557,631
                                                                                    ====================  =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                                         $       158,119,153   $       146,919,998
   Federal Home Loan Bank advances                                                            7,750,000             8,750,000
   Accrued interest and other liabilities                                                     1,032,505               936,039
   Advanced payments by borrowers for taxes and insurance                                       367,531               307,669
   Employee Stock Ownership Plan - Note Payable                                               1,048,934             1,141,766
   Trust Preferred Securities - Notes Payable                                                 8,000,000             4,000,000
                                                                                    --------------------  ---------------------
       Total liabilities                                                                    176,318,123           162,055,472
                                                                                    --------------------  ---------------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued                         --                    --
   Common stock, $.01 par value; 6,000,000 shares authorized; 1,506,946 and 1,495,633 shares issued; 1,293,973 and 1,269,991 outstanding in
      2002 and 2001, respectively                                                                15,069                14,956
   Capital in excess of par value                                                            11,301,036            11,157,895
   Retained earnings                                                                          3,946,301             3,544,326
   Accumulated other comprehensive income, net of tax expense of $46,770 and $47,918             70,157                71,877
                                                                                    --------------------  ---------------------
                                                                                             15,332,563            14,789,054
   Unallocated Employee Stock Ownership Plan shares; 176,000 and 192,000                       (960,000)           (1,050,000)
   Treasury stock, at cost; 37,073 and 33,642 shares outstanding                               (261,295)             (236,895)
                                                                                    --------------------  ---------------------
       Total stockholders' equity                                                            14,111,268            13,502,159
                                                                                    --------------------  ---------------------
       Total liabilities and stockholders' equity                                   $       190,429,391   $       175,557,631
                                                                                    ====================  =====================
         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Month Periods Ended            Six Month Periods Ended
                                                                         June 30,                             June 30,
                                                            -------------------------------------  --------------------------------
                                                                  2002                2001              2002              2001
                                                            ---------------     ---------------    ---------------   --------------
Interest income:
   Loans receivable                                         $    2,705,461      $    2,588,839     $    5,427,438    $    5,156,407
   Equity securities                                                48,505              55,600             90,569           112,203
   Mortgage-backed securities                                      135,569             166,022            284,180           336,847
   Other interest income                                            57,641             124,642            104,938           259,691
                                                            ---------------     ---------------    ---------------   --------------
       Total interest income                                     2,947,176           2,935,103          5,907,125         5,865,148
                                                            ---------------     ---------------    ---------------   --------------
Interest expense:
   Deposits                                                      1,097,893           1,551,003          2,188,667         3,097,639
   Federal Home Loan Bank advances                                  76,320              55,428            178,214            89,429
   Other borrowings                                                123,841              24,551            243,049            56,067
                                                            ---------------     ---------------    ---------------   --------------
       Total interest expense                                    1,298,054           1,630,982          2,609,930         3,243,135
                                                            ---------------     ---------------    ---------------   --------------
       Net interest income before provision for loan losses      1,649,122           1,304,121          3,297,195         2,622,013
Provision for loan losses                                          212,000              61,954            380,000           130,954
                                                            ---------------     ---------------    ---------------   --------------
       Net interest income after provision for loan losses       1,437,122           1,242,167          2,917,195         2,491,059
                                                            ---------------     ---------------    ---------------   --------------
Noninterest income:
   Loan servicing and other fees                                   158,043              91,571            251,520           154,431
   Gains on sales of mortgage loans held-for-sale                   41,565             113,068             96,801           185,466
   Other income                                                    255,223             240,995            483,480           435,096
                                                            ---------------     ---------------    ---------------   --------------
       Total noninterest income                                    454,831             445,634            831,801           774,993
                                                            ---------------     ---------------    ---------------   --------------
Noninterest expense:
   Salaries and employee benefits                                  832,615             676,570          1,630,741         1,313,107
   Occupancy expense                                               215,768             187,449            393,039           399,734
   Deposit insurance premium                                        29,473              29,685             58,856            59,412
   Advertising                                                      25,582              20,672             42,148            30,259
   Professional fees                                                86,556              83,491            177,365           150,092
   Other expense                                                   445,833             395,451            773,699           765,729
                                                            ---------------     ---------------    ---------------   --------------
          Total noninterest expense                              1,635,827           1,393,318          3,075,848         2,718,333
                                                            ---------------     ---------------    ---------------   --------------
          Income before income taxes                               256,126             294,483            673,148           547,719

Income tax expense                                                 112,705             100,035            271,173           186,285
                                                            ---------------     ---------------    ---------------   --------------
           Net income                                       $      143,421      $      194,448     $      401,975    $      361,434
                                                            ===============     ===============    ===============   ==============
Earnings per common share-basic                             $          .11      $          .15     $          .31    $          .29
                                                            ===============     ===============    ===============   ==============
Earnings per common share-assuming dilution                 $          .10      $          .15     $          .30    $          .28
                                                            ===============     ===============    ===============   ==============

            The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                            Accumulated
                                    Common Stock       Capital                Other                 Treasury Stock
                                  -----------------   in Excess           Comprehensive           ------------------
                     Comprehensive  Number              of Par    Retained    Income  Unallocated   Number
                         Income   of shares Amount      Value     Earnings      Net   ESOP Shares of Shares  Amount       Total
                     ---------------------- ------- -----------  --------- ---------------------- ---------  ------    -----------
Balance at December 31,
  2001                           1,495,633  $14,956 $11,157,895  $3,544,326  $71,877  $(1,050,000) 33,642  $(236,895)  $13,502,159

Net income              $401,975      --       --          --       401,975     --           --      --         --         401,975

Net change in unrealized
  appreciaiton on
  available-for-sale
  securities, net of tax  (1,720)     --       --          --          --     (1,720)        --      --         --          (1,720)
                        --------
Total comprehensive
  income                $400,255
                        ========
Common shares issued                11,313      113      74,742                                                             74,855

Common stock rights awarded
  in lieu of directors'
  cash compensation                   --       --        27,200        --       --          --       --         --          27,200

Purchases of treasury
  stock                               --       --          --          --       --          --      3,431    (24,400)      (24,400)

ESOP shares allocated                 --       --        41,199        --       --         90,000    --         --         131,199
                                ----------- ------- -----------  ----------  -------  ------------ ------  ----------  ------------
Balance at June 30, 2002         1,506,946  $15,069 $11,301,036  $3,946,301  $70,157  $  (960,000) 37,073  $(261,295)  $14,111,268
                                =========== ======= ===========  ==========  =======  ============ ======  ==========  ============

            The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Six Month Periods Ended
                                                                                                    June 30,
                                                                                      -------------------------------------
                                                                                            2002                 2001
                                                                                      ----------------    -----------------
Cash flows from operating activities:
   Net income                                                                         $        401,975    $        361,434
   Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation                                                                              207,044             205,027
     Deferred income taxes                                                                     216,106             186,135
     Provision for loan losses                                                                 380,000             130,954
     Amortization of premiums on investment securities                                          18,245              61,466
     Amortization of loan premiums, discounts and deferred fees, net                            78,071              57,976
     Amortization of goodwill                                                                   72,830              72,830
     Non-cash ESOP contribution                                                                131,199             154,739
     Gains on sales of mortgage loans held-for-sale                                            (96,801)           (185,466)
     Proceeds from sales of mortgage loans held-for-sale                                     5,205,885          11,476,828
     Originations of mortgage loans held-for-sale                                           (5,445,882)        (11,335,458)
     Common stock rights awarded in lieu of directors compensation                              27,200               9,100
     Gain on sale of foreclosed real estate                                                    (49,626)            (11,447)
     Net (increase) decrease in accrued interest receivablel and other assets                 (243,774)            110,751
     Increase (decrease) in accrued interest and other liabilities                              96,466            (347,928)
                                                                                      ----------------    -----------------
       Net cash provided by operating activities                                               998,938             946,941
                                                                                      ----------------    -----------------
Cash flows from investing activities:
   Purchases of available-for-sale securities                                                 (800,000)         (3,380,000)
   Proceeds from maturities and principal repayments of available-for-sale securities        1,393,764           1,282,165
   Proceeds from maturities and principal repayments of held-to-maturity securities            103,105           1,495,055
   Net (increase) decrease in certificates of deposit                                       (3,197,000)            502,000
   Net increase in loans                                                                    (9,812,824)        (12,182,282)
   Proceeds from sales of foreclosed real estate                                               452,911                  --
   Purchases of premises and equipment                                                        (221,362)            (78,799)
                                                                                      ----------------    -----------------
       Net cash used in investing activities                                               (12,081,406)        (12,361,861)
                                                                                      ----------------    -----------------
Cash flows from financing activities:
   Net increase in deposits                                                                 11,199,155           7,529,105
   Net change in other borrowed funds                                                       (1,000,000)          3,000,000
   Net increase in advance payments by borrowers for taxes and insurance                        59,862              88,115
   Repayment of employee stock ownership plan-note payable                                     (92,832)           (141,410)
   Issuance of trust preferred security-note payable                                         4,000,000                  --
   Purchase of treasury stock                                                                  (24,400)            (19,167)
   Proceeds from issuance of common stock                                                       74,855                  --
                                                                                      ----------------    -----------------
       Net cash provided by financing activities                                            14,216,640          10,456,643
                                                                                      ----------------    -----------------
Increase (decrease) in cash and cash equivalents                                             3,134,172            (958,277)
Cash and cash equivalents at beginning of year                                              10,611,093           7,145,268
                                                                                      ----------------    -----------------
Cash and cash equivalents at end of six months period ended                                 13,745,265           6,186,991
                                                                                      ================    =================
                                   (Continued)

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                                                            Six Month Periods Ended
                                                                                                    June 30,
                                                                                      --------------------------------------
                                                                                            2002                 2001
                                                                                      --------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                        $      2,694,711    $      3,293,829
     Income taxes                                                                              26,750                 150
   Supplemental disclosure of non-cash investing and financing activities
     Real estate acquired in settlement of loans                                              239,689                  --
     Non-cash transfer of investment security pursuant to FASB 133                                 --           1,607,997

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

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IMPACT OF NEW ACCOUNTING STANDARDS - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 ("Statement 141"), BUSINESS COMBINATIONS, and Statement No. 142 ("Statement 142"), GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted the provisions of Statement 141 as of July 1, 2001. The adoption of Statement 141 did not have any impact on the Company's consolidated financial statements.

Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company does not have goodwill or intangible assets with indefinite useful lives subject to the provisions of Statement 142.

The Company has an unidentified intangible asset related to certain branch acquisitions accounted for under the provisions of Statement No. 72, ACCOUNTING FOR CERTAIN ACQUISITIONS OF BANKING OR THRIFT INSTITUTIONS. This asset is reflected as goodwill in the accompanying consolidated statement of financial condition. Statement 72 requires such assets to be amortized over the remaining estimated life of the core deposits acquired.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May, 2002, the FASB issued an Exposure Draft on a proposed financial accounting standard ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, which would amend Statement 72. The proposed standard would require that unidentifiable intangible assets recognized under the provisions of Statement 72 be accounted for as goodwill subject to the provisions of Statement 142 if both of the following criteria are met: (1) the transaction in which the unidentifiable intangible asset arose was a business combination and (2) intangible assets acquired in that transaction that meet the criteria for separation from goodwill as outlined in Statement 141 were recognized apart from the previously recognized unidentifiable intangible asset. The Company does not expect the final statement, if issued, would affect the Company's continued amortization of its intangible assets originating from its branch acquisitions.

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

In December 2001, the AICPA issued Statement of Position 01-6 (SOP 01-6), ACCOUNTING BY CERTAIN ENTITIES (INCLUDING ENTITIES WITH TRADE RECEIVABLES) THAT LEND TO OR FINANCE THE ACTIVITIES OF OTHERS. SOP 01-6 is effective for years beginning after December 15, 2001. SOP 01-6 applies to any entity that lends to or finances the activities of others, and it also provides specialized guidance for other types of transactions specific to certain financial institutions. The Company adopted SOP 01-6 on January 1, 2002, and this adoption had no impact on the Company's consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3   SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value follows:

                                                    Amortized                 Gross unrealized                  Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  -----------------   -----------------  ----------------
AVAILABLE-FOR-SALE SECURITIES:

   June 30, 2002:
     Mortgage-backed securities:
       GNMA adjustable rate                      $       4,679,995  $         17,090    $          21,839  $      4,675,246
       GNMA fixed rate                                   3,574,087           101,883                   --         3,675,970
     Equity securities:
       FNMA common stock                                     6,858                --                   --             6,858
     Agency bond                                           500,000                --                   --           500,000
     Corporate bonds                                        99,728             1,646                   --           101,374
     Trust preferred securities                            855,000            21,138                2,991           873,147
                                                 -----------------  ----------------    -----------------  ----------------
                                                 $       9,715,668  $        141,757    $          24,830  $      9,832,595
                                                 =================  ================    =================  ================
   December 31, 2001:
     Mortgage-backed securities:
       GNMA adjustable rate                      $       5,529,599  $         41,514    $          13,603  $      5,557,510
       GNMA fixed rate                                   4,135,930            68,244                   --         4,204,174
     Equity securities:
       FNMA common stock                                     6,858             1,139                   --             7,997
     Trust preferred securities                            655,000            22,500                   --           677,500
                                                 -----------------  ----------------    -----------------  ----------------
                                                 $      10,327,387  $        133,397    $          13,603  $     10,447,181
                                                 =================  ================    =================  ================
                                                    Amortized                 Gross unrealized                  Fair
                                                       Cost               Gains              Losses             Value
                                                 -----------------  -----------------   -----------------  ----------------
HELD-TO-MATURITY SECURITIES:

   June 30, 2002:
     Mortgage-backed securities:
       FHLMC adjustable rate                     $         510,279  $            --     $           2,907  $        507,372
     Corporate bonds                                       697,523           14,337                    73           711,787
     Trust preferred securities                            300,000           14,580                    --           314,580
                                                 -----------------  ----------------    -----------------  ----------------
                                                 $       1,507,802  $        28,917     $           2,980  $      1,533,739
                                                 =================  ================    =================  ================
   December 31, 2001:
     Mortgage-backed securities:
       FHLMC adjustable rate                     $         615,153  $         2,260     $              --  $        617,413
     Corporate bonds                                       696,044           22,426                 4,195           714,275
     Trust preferred securities                            300,000           18,100                    --           318,100
                                                 -----------------  ----------------    -----------------  ----------------
                                                 $       1,611,197  $        42,786     $           4,195  $      1,649,788
                                                 =================  ================    =================  ================

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4   LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follows:

                                 Amortized                 Gross unrealized                   Fair
                                    Cost               Gains              Losses             Value
                              -----------------  -----------------   -----------------  -----------------
June 30, 2002                 $       1,371,517  $          48,993   $              --  $       1,420,510
December 31, 2001                     1,034,719             21,231                  --          1,055,950

NOTE 5   LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

                                                                                          June 30,          December 31,
                                                                                            2002                2001
                                                                                      -----------------  -----------------
First mortgage loans:
   Conventional                                                                       $      71,201,825  $      67,661,640
   FHA insured and VA guaranteed                                                             12,135,985          9,381,090
   Commercial real estate loans                                                              30,032,418         28,671,294
Commercial loans, other than mortgage                                                         8,805,508          9,259,407
Consumer and installment loans                                                               24,052,195         20,907,241
Construction loans                                                                            3,029,705          3,363,911
Other                                                                                         4,958,626          5,448,069
                                                                                      -----------------  -----------------
                                                                                            154,216,262        144,692,652
Less:
   Loans in process                                                                           1,452,098          1,390,710
   Unearned discounts, deferred loan fees, and other                                          1,180,071          1,072,602
   Allowance for loan losses                                                                    836,388            744,987
                                                                                      -----------------  -----------------
                                                                                      $     150,747,705  $     141,484,353
                                                                                      =================  =================

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5   LOANS RECEIVABLE (CONTINUED)

The allowance for loan losses is established by management of the Bank to incorporate a systematic methodology, which is applied quarterly, to determine the elements of the allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for anticipated loan losses. This methodology includes the following elements:

         - A systematic loan grading system
         - A periodic review of the summary of the allowance for loan loss balance using historical loss factors
         - Identification of loans to be evaluated on an individual basis for impairment
         - Consideration of internal factors such as the Bank's size, organizational structure, loan portfolio structure, loan administration procedures, past due and delinquency trends, and loss experience
         - Consideration of risks inherent in different kinds of lending
         - Consideration of external factors such as local, regional, and national economic factors
         - An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

Specific reserves are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable. The following table is an analysis of changes in allowance for loan losses:

                                                                                   Six Months Ended         Year Ended
                                                                                    June 30, 2002       December 31, 2001
                                                                                 --------------------  -------------------
Balance at beginning of period                                                   $        744,987       $        681,486

Loans charged-off                                                                        (310,773)              (442,827)
Recoveries                                                                                 22,174                 56,974
                                                                                 --------------------  -------------------
       Net loans charged-off                                                             (288,599)              (385,853)
Provision for loan losses charged to operations                                           380,000                449,354
                                                                                 --------------------  -------------------
Balance at end of period                                                         $        836,388       $        744,987
                                                                                 ====================  ===================

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

                                                                                   Six Months Ended         Year Ended
                                                                                    June 30, 2002       December 31, 2001
                                                                                 --------------------  -------------------
Balance at beginning of period                                                   $      1,429,690       $      1,279,920
Loans originated                                                                               --                474,735
Loan principal payments and other reductions                                              (59,935)              (324,965)
                                                                                 --------------------  -------------------
Balance at end of period                                                         $      1,369,755       $      1,429,690
                                                                                 ====================  ===================

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6   NON-PERFORMING ASSETS

The composition of the Bank's portfolio of non-performing assets is shown in the following table:

                                                                               June 30, 2002       December 31, 2001
                                                                            --------------------  -------------------
Non-accruing loans*                                                         $       1,553,711     $      1,406,910
Past due 90 days or more and still accruing                                                --                   --
Troubled debt restructured                                                                 --                   --
Other real estate                                                                     470,422              605,552
                                                                            --------------------  -------------------
                                                                            $       2,024,133     $      2,012,462
                                                                            ====================  ===================
Ratio of non-performing assets to total assets                                          1.06%                1.15%
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

A reconciliation between basic and diluted weighted average common shares outstanding follows:

                                                          Three Months Ended                   Six Months Ended
                                                               June 30,                             June 30,
                                                  -------------------------------------  --------------------------------
                                                        2002                2001              2002              2001
                                                  ---------------     ---------------    ---------------   --------------
Weighted average common
   Shares-Basic                                        1,299,501          1,262,214          1,293,488          1,258,229
Plus effect of dilutive
   Stock Options                                          30,055             11,555             24,399              9,451
   Shares held by Rabbi Trust                             36,469             26,280             35,523             25,685
                                                  ---------------     ---------------    ---------------   ----------------
Weighted average common
   Shares-Assuming Dilution                            1,366,025          1,300,049          1,353,410          1,293,365
                                                  ===============     ===============    ===============   ================

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8   GOODWILL

As further described in note 2, the Company's unidentifiable intangible asset was originated in connection with the Company's expansion through select acquisition of established branch operations in target markets. In accordance with the accounting guidance in Statement 72, the Company is amortizing the aggregate intangible asset over a period of fifteen years. This intangible asset is not subject to the provisions of Statement 142 which discontinued amortization of certain qualifying intangibles, and, accordingly, the Company will continue to report amortization expense. For the three month period ended June 30, 2002, the Company recorded amortization totaling $72,830, which reflects the total amortization for the three and six month periods then ended.

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

FINANCIAL CONDITION

Total assets for the Company increased by $14,871,760 or 8.47%, from December 31, 2001 to June 30, 2002. The increase in assets was primarily due to an increase of approximately $9.3 million in loans receivable, $3.2 million in certificates of deposit, and $3.1 million in cash and cash equivalents. The increase in cash and cash equivalents was due to the issuance of $4 million in trust preferred securities through a private placement of Floating Rate Trust Preferred Securities of Access Anytime Capital Trust II on June 27, 2002. The Company will use the proceeds for general corporate purposes such as future acquisitions and branch expansion.

Total liabilities increased by $14,262,651 or 8.80% for the six-month period ended June 30, 2002. An increase of approximately $11.2 million in deposits and $4 million in trust preferred securities notes payable was the reason for the increase in total liabilities. The increase in trust preferred securities notes payable was due to the issuance of $4 million in trust preferred securities through a private placement of Floating Rate Trust Preferred Securities of Access Anytime Capital Trust II on June 27, 2002.

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

The following table is a reconciliation of the Bank's capital for regulatory purposes at June 30, 2002 as reported to the OTS.

                                                                         Tier 1-            Tier 1-             Total
                                                                          Core             Risk-based         Risk-based
                                                                         Capital            Capital            Capital
                                                                    -----------------   ----------------   -----------------
Total regulatory assets                                             $    189,519,546
Net unrealized depreciation on available-for-sale securities                (104,825)
Less intangible assets disallowed for regulatory purposes                 (1,796,474)
                                                                    -----------------
Adjusted regulatory total assets                                    $    187,618,247
                                                                    =================
Risk-based assets                                                                       $    131,103,000   $    131,103,000
                                                                                        ================   ================
Stockholder's equity                                                $     18,779,873    $     18,779,873   $     18,779,873
Net unrealized depreciation on available-for-sale securities, net            (62,895)            (62,895)           (62,895)
General valuation allowance                                                       --                  --            836,388
Less intangible assets disallowed for regulatory purposes                 (1,796,474)         (1,796,474)        (1,796,474)
                                                                    -----------------   ----------------   -----------------
Regulatory capital                                                        16,920,504          16,920,504         17,756,892
Regulatory capital required to be "well capitalized"                       9,380,912           7,866,180         13,110,300
                                                                    -----------------   ----------------   -----------------
Excess regulatory capital                                           $      7,539,592    $      9,054,324   $      4,646,592
                                                                    =================   ================   ================
Bank's capital to adjusted regulatory assets                                   9.02%
                                                                    =================
Bank's capital to risk-based assets                                                               12.91%             13.54%
                                                                                        ================   =================

LIQUIDITY

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan Bank ("FHLB") which provides a source of borrowings to the Bank for asset and asset/liability matching. FHLB borrowings were $7.75 and $8.75 million at June 30, 2002 and December 31, 2001, respectively.

Liquidity risk results from the mismatching of assets and liability cash flows. Management chooses asset/liability strategies that promote stable earnings and reliable funding. Interest rate risk and funding positions are kept within limits established by the Board of Directors of the Bank to ensure that risk taking is not excessive and that liquidity is properly managed. The Bank keeps a portion of its interest-bearing assets in adjustable-rate products to reduce interest rate sensitivity. Therefore, if rates increase the Bank can retain its deposits by increasing rates paid on deposits, while limiting the impact on the Bank's net interest margin. A concentrated effort is made to retain deposits associated with goodwill, as discussed in Note 8 of this Form 10-QSB. The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $57.6 and $61.0 million at June 30, 2002 and December 31, 2001, respectively.

RESULTS OF OPERATIONS

THREE-MONTH COMPARATIVE ANALYSIS FOR PERIODS JUNE 30, 2002 AND 2001

Net income for the three-months ended June 30, 2002 was $143,421 or $.11 per share compared to $194,448 or $.15 per share for the three-months ended June 30, 2001, a decrease of $51,027 or 26.24%.

NET INTEREST INCOME. Net interest income before provision for loan losses increased by 26.45% to $1,649,122 in the three-month period ended June 30, 2002, compared to $1,304,121 for the same period in 2001. The increase in net interest income before provision for loan losses was primarily due to a decrease in interest expense of $332,928. The decrease in total interest expense for the quarter ended June 30, 2002 was due to a decrease in interest expense on deposits of $453,110, as compared to the same quarter in 2001.

PROVISION FOR LOAN LOSSES. The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of loans. During the second quarter of 2002, the provision for loan losses increased to $212,000 from $61,954 in the second quarter of 2001. The increase was due to management's analysis of current conditions. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations. See Note 5 in this Form 10-QSB for additional discussion on the allowance for loan losses.

NONINTEREST INCOME. During the three-months ended June 30, 2002, noninterest income increased by $9,197 to $454,831 compared to $445,634 in 2001. The increase in noninterest income for the quarter ended June 30, 2002 as compared to the same quarter in 2001 was primarily due to an increase in loan servicing and other fees of $66,472.

NONINTEREST EXPENSE. Noninterest expense increased to $1,635,827 from $1,393,318 for the quarter ended June 30, 2002 compared to the same quarter in 2001. The $242,509 increase in noninterest expense was primarily due to an increase in salaries and employee benefits of $156,045. The increase in salaries and employee benefits is due to the opening of an additional depository branch during March 2002 and a new loan production office during April 2002.

INCOME TAX EXPENSE. The income tax expense for the quarter ended June 30, 2002 increased by $12,670 to $112,705 from $100,035 in the quarter ended June 30, 2001. The primary reason for the increase in tax expense is the actual rate change made by the Company at December 31, 2001.

SIX-MONTH COMPARATIVE ANALYSIS FOR PERIODS JUNE 30, 2002 AND 2001

Net income for the six-months ended June 30, 2002 was $401,975 or $.31 per share compared to $361,434 or $.29 per share for the six-months ended June 30, 2001, an increase of $40,541 or 11.22%.

NET INTEREST INCOME. Net interest income before provision for loan losses increased by 25.75% to $3,297,195 in the six-month period ended June 30, 2002, compared to $2,622,013 for the same period in 2001. The increase in net interest income before provision for loan losses was primarily due to a decrease in interest expense of $633,205. The decrease in total interest expense for the six-months ended June 30, 2002 was due to a decrease in interest expense on deposits of $908,972, as compared to the same period in 2001.

PROVISION FOR LOAN LOSSES. The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of loans. During the first six-months of 2002, the provision for loan losses increased to $380,000 from $130,954 in the first six-months of 2001. The increase was due to management's analysis of current conditions. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations. See Note 5 in this Form 10-QSB for additional discussion on the allowance for loan losses.

NONINTEREST INCOME. During the first half of 2002, noninterest income increased by $56,808 to $831,801 compared to $774,993 in 2001. The increase in noninterest income for the six-months ended June 30, 2002 as compared to the same period in 2001 was primarily due to an increase in loan servicing and other fees of $97,089.

NONINTEREST EXPENSE. Noninterest expense increased to $3,075,848 from $2,718,333 for the six-months ended June 30, 2002 compared to the same period in 2001. The $357,515 increase in noninterest expense was primarily due to an increase in salaries and employee benefits of $317,634. The increase in salaries and employee benefits is due to the opening of an additional depository branch during March 2002 and a new loan production office during April 2002.

INCOME TAX EXPENSE. The income tax expense for the six-months ended June 30, 2002 increased by $84,888 to $271,173 from $186,285 in the six-months ended June 30, 2001. The primary reason for the increase in tax expense is the actual rate change made by the Company at December 31, 2001.

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

                                                                       Three Months ended June 30,
                                          ------------------------------------------------------------------------------------
                                                            2002                                        2001
                                          -----------------------------------------  -----------------------------------------
                                              Average        Interest                   Average        Interest
                                            outstanding      earned/        Yield/    outstanding      earned/        Yield/
                                              balance          paid          Rate       balance          paid          Rate
                                          --------------  -------------    --------  --------------  ------------    ---------
Interest-earning assets:
  Loans receivable (1)                    $  149,822,231   $  2,705,461      7.22%   $  128,295,120  $  2,588,839        8.07%
  Mortgage-backed securities                   9,181,802        135,569      5.91        10,571,876       166,022        6.28
Investment securities                          3,012,316         48,505      6.44         3,482,636        55,600        6.39
Other interest-earning assets                 11,721,030         57,641      1.97         9,397,719       124,642        5.31
                                          --------------  -------------    --------  --------------  ------------    ---------
    Total interest-earning assets (1)     $  173,737,379   $  2,947,176      6.79%   $  151,747,351  $  2,935,103        7.74%
                                          ==============  =============    ========  ==============  ============    =========
Interest-bearing liabilities:
  Deposits                                $  154,936,915   $  1,097,893      2.83%   $  142,589,200  $  1,551,003        4.35%
  Federal Home Loan Bank advances              8,716,667         76,320      3.50         4,294,444        55,428        5.16
  Other borrowings                             5,182,333        123,841      9.56         1,270,487        24,551        7.73
                                          --------------  -------------    --------  --------------  ------------    ---------
    Total interest-bearing liabilities    $  168,835,915   $  1,298,054      3.08%   $  148,154,131  $  1,630,982        4.40%
                                          ==============  =============    ========  ==============  ============    =========
Net interest income                                        $  1,649,122                              $  1,304,121
                                                          =============                              ============
Net interest rate spread                                                     3.71%                                       3.54%
                                                                           ========                                  =========
Net interest-earning assets               $    4,901,464                             $    3,593,220
                                          ==============                             ==============
Net yield on average interest-earnings
  assets                                                                     3.80%                                       3.44%
                                                                           ========                                  =========
Average interest-earning assets to
  average interest-bearing liabilities                          102.90%                                   102.43%
                                                          =============                              ============

(1) Calculated net of loans in process

                                                                        Six Months ended June 30,
                                          ------------------------------------------------------------------------------------
                                                            2002                                        2001
                                          -----------------------------------------  -----------------------------------------
                                              Average        Interest                   Average        Interest
                                            outstanding      earned/        Yield/    outstanding      earned/        Yield/
                                              balance          paid          Rate       balance          paid          Rate
                                          --------------  -------------    --------  --------------  ------------    ---------
Interest-earning assets:
  Loans receivable (1)                       $148,361,823  $  5,427,438      7.32%   $  125,356,471  $  5,156,407        8.23%
  Mortgage-backed securities                   9,518,498        284,180      5.97        10,511,910       336,847        6.41
Investment securities                          2,877,863         90,569      6.29         3,463,082       112,203        6.48
Other interest-earning assets                 10,930,502        104,938      1.92         9,139,985       259,691        5.68
                                          --------------  -------------    --------  --------------  ------------    ---------
    Total interest-earning assets (1)     $  171,688,686   $  5,907,125      6.88%   $  148,471,448  $  5,865,148        7.90%
                                          ==============  =============    ========  ==============  ============    =========
Interest-bearing liabilities:
  Deposits                                $  152,028,736   $  2,188,667      2.88%   $  140,707,497  $  3,097,639        4.40%
  Federal Home Loan Bank advances              9,717,972        178,214      3.67         3,371,684        89,429        5.30
  Other borrowings                             5,206,333        243,049      9.34         1,302,406        56,067        8.61
                                          --------------  -------------    --------  --------------  ------------    ---------
    Total interest-bearing liabilities    $  166,953,041   $  2,609,930      3.13%   $  145,381,587  $  3,243,135        4.46%
                                          ==============  =============    ========  ==============  ============    =========
Net interest income                                        $  3,297,195                              $  2,622,013
                                                          =============                              ============
Net interest rate spread                                                     3.75%                                       3.44%
                                                                           ========                                  =========
Net interest-earning assets               $    4,735,645                             $    3,089,861
                                          ==============                             ==============
Net yield on average interest-earnings
  assets                                                                      3.84%                                      3.53%
                                                                           ========                                  =========
Average interest-earning assets to
  average interest-bearing liabilities                          102.84%                                   102.13%
                                                          =============                              ============
(1) Calculated net of loans in process

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

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of stockholders on April 26, 2002. The following table sets forth certain information relating to each of the matters voted upon at the meeting.

                                                                             Against or                      Broker
            Matters Voted Upon                                   For          Withheld      Abstentions     Non-Votes
            ------------------                                ---------      ----------     -----------     ---------
   1.     Election of Directors
            Norm Corzine                                      1,342,389        14,968            *              *
            Robert Chad Lydick                                1,342,352        15,005            *              *
            Allan Moorhead                                    1,342,389        14,968            *              *
            Don Padgett                                       1,342,389        14,968            *              *
   2.     Selection of KPMG LLP as independent
          public accountants for the current year             1,356,389           300           705             *

* Not applicable or not readily available

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                  10.8 Employment Agreement with Don K. Padgett dated February 16, 2002.

         (b)    Reports on Form 8-K.

                1. On June 28, 2002 the Company filed a Form 8-K to announce that it completed a sale of $4,000,000 of Floating Rate Trust Preferred Securities of Access Anytime Capital Trust II.
                2. On July 1, 2002 the Company filed an amended Form 8-K to announce that it completed a sale of $4,000,000 of Floating Rate Trust Preferred Securities of Access Anytime Capital Trust II.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ACCESS ANYTIME BANCORP, INC.


Date: July 26, 2002        /s/ Norman R. Corzine
                           -----------------------------------------------------
                                    Norman R. Corzine, Chairman of the Board,
                                    Chief Executive Officer
                                    (DULY AUTHORIZED REPRESENTATIVE)


Date: July 26, 2002        /s/ Ken Huey, Jr.
                           -----------------------------------------------------
                                    Ken Huey, Jr., Chief Financial Officer
                                    Director
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                                    (DULY AUTHORIZED REPRESENTATIVE)


Date: July 26, 2002        /s/ Don K. Padgett
                           -----------------------------------------------------
                                    Don K. Padgett, President
                                    Director
                                    (DULY AUTHORIZED REPRESENTATIVE)