Form 10QSB
period 2002-09-30
ACCESS ANYTIME BANCORP INC
filed 2002-10-30
CIK 1024015

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM to

Commission File Number 0-28894

Access Anytime Bancorp, Inc.
(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	85-0444597 (I.R.S. Employer Identification No.)

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

Yes ☒        No ☐

1,469,579 Shares of Capital Stock $.01 par value
Outstanding as of October 30, 2002

        Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	Unaudited September 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$14,027,126	$10,611,093
Certificates of deposit	6,393,000	798,000
Securities available-for-sale (amortized cost of $7,329,577 and $10,327,387)	7,483,222	10,447,181
Securities held-to-maturity (aggregate fair value of $1,514,600 and $1,649,788)	1,484,268	1,611,197
Loans held-for-sale (aggregate fair value of $7,431,445 and $1,055,950)	7,301,124	1,034,719
Loans receivable, net	148,714,125	141,484,353
Interest receivable, loans	738,578	763,202
Interest receivable, securities	101,213	92,816
Real estate owned	721,970	605,552
Federal Home Loan Bank stock	1,006,300	984,200
Premises and equipment, net	3,695,800	3,700,329
Unidentifiable intangible asset, net of accumulated amortization of $424,029 and $314,784	1,760,059	1,869,304
Deferred tax asset	734,325	972,607
Other assets	564,034	583,078

Total assets	$194,725,144	$175,557,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$159,295,154	$146,919,998
Federal Home Loan Bank advances	10,500,000	8,750,000
Accrued interest and other liabilities	967,036	936,039
Advanced payments by borrowers for taxes and insurance	522,197	307,669
Employee Stock Ownership Plan—Note Payable	1,007,097	1,141,766
Trust Preferred Securities—Notes Payable	8,000,000	4,000,000

Total liabilities	180,291,484	162,055,472

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 1,507,479 and 1,495,633 shares issued; 1,301,259 and 1,269,991 outstanding in 2002 and 2001, respectively	15,075	14,956
Capital in excess of par value	11,339,829	11,157,895
Retained earnings	4,173,063	3,544,326
Accumulated other comprehensive income, net of tax expense of $61,458 and $47,918	92,188	71,877

	15,620,155	14,789,054
Unallocated Employee Stock Ownership Plan shares; 168,000 and 192,000 shares outstanding	(915,000)	(1,050,000)
Treasury stock, at cost; 38,220 and 33,642 shares	(271,495)	(236,895)

Total stockholders' equity	14,433,660	13,502,159

Total liabilities and stockholders' equity	$194,725,144	$175,557,631

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Operations

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2002	2001	2002	2001
Interest income:
Loans receivable	$2,785,695	$2,823,458	$8,213,133	$7,979,865
Equity securities	46,397	54,134	136,966	166,337
Mortgage-backed securities	112,510	179,868	396,690	516,715
Other interest income	74,664	76,558	179,602	336,249

Total interest income	3,019,266	3,134,018	8,926,391	8,999,166

Interest expense:
Deposits	1,063,347	1,424,863	3,252,014	4,522,502
Federal Home Loan Bank advances	81,872	83,243	260,086	172,672
Other borrowings	185,932	106,437	428,981	162,504

Total interest expense	1,331,151	1,614,543	3,941,081	4,857,678

Net interest income before provision for loan losses	1,688,115	1,519,475	4,985,310	4,141,488
Provision for loan losses	238,000	182,400	618,000	313,354

Net interest income after provision for loan losses	1,450,115	1,337,075	4,367,310	3,828,134

Noninterest income:
Loan servicing and other fees	120,561	71,640	372,081	226,071
Net realized gains on sales of available-for-sale securities	58,115	—	58,115	—
Gains on sales of mortgage loans held-for-sale	207,785	46,829	304,586	232,295
Other income	232,490	213,343	715,970	648,439

Total noninterest income	618,951	331,812	1,450,752	1,106,805

Noninterest expense:
Salaries and employee benefits	806,796	723,275	2,437,537	2,036,382
Occupancy expense	227,670	189,484	620,709	589,218
Deposit insurance premium	19,005	32,396	77,861	91,808
Advertising	16,522	24,405	58,670	54,664
Professional fees	84,617	56,768	261,982	206,860
Other expense	539,709	380,321	1,313,408	1,146,050

Total noninterest expense	1,694,319	1,406,649	4,770,167	4,124,982

Income before income taxes	374,747	262,238	1,047,895	809,957
Income tax expense	147,985	89,161	419,158	275,446

Net income	$226,762	$173,077	$628,737	$534,511

Earnings per common share-basic	$.17	$.14	$.48	$.42

Earnings per common share-assuming dilution	$.16	$.13	$.46	$.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statement of Stockholders' Equity

		Common Stock				Accumulated Other Comprehensive Income, Net		Treasury Stock
				Capital in Excess of Par Value
	Comprehensive Income	Number of shares	Amount		Retained Earnings		Unallocated ESOP Shares	Number of Shares	Amount	Total
Balance at December 31, 2001		1,495,633	$14,956	$11,157,895	$3,544,326	$71,877	$(1,050,000)	33,642	$(236,895)	$13,502,159
Net income	$628,737	—	—	—	628,737	—	—	—	—	628,737
Net change in unrealized appreciation on available-for-sale securities, net of tax	20,311	—	—	—	—	20,311	—	—	—	20,311

Total comprehensive income	$649,048

Common shares issued		11,846	119	77,735						77,854
Common stock rights awarded in lieu of directors' cash compensation		—	—	40,000	—	—	—	—	—	40,000
Purchases of treasury stock		—	—	—	—	—	—	4,578	(34,600)	(34,600)
ESOP shares allocated		—	—	64,199	—	—	135,000	—	—	199,199

Balance at September 30, 2002		1,507,479	$15,075	$11,339,829	$4,173,063	$92,188	$(915,000)	38,220	$(271,495)	$14,433,660

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Cash Flows

	Nine Month Periods Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$628,737	$534,511
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	317,125	305,134
Deferred income taxes	238,282	275,446
Provision for loan losses	618,000	313,354
Amortization of premiums on investment securities	23,455	75,155
Amortization of loan premiums, discounts and deferred fees, net	169,739	129,451
Amortization of unidentifiable intangible asset	109,245	109,246
Non-cash ESOP contribution	199,199	194,739
Gain on sale of available-for-sale securities	(58,115)	—
Gain on sales of mortgage loans held-for-sale	(304,586)	(232,295)
Proceeds from sales of mortgage loans held-for-sale	15,712,639	14,086,474
Originations of mortgage loans held-for-sale	(21,674,458)	(15,197,137)
Common stock rights awarded in lieu of directors compensation	40,000	26,200
(Gain) loss on sale of foreclosed real estate	(52,159)	2,533
Gain on disposition of assets	(100)	(11,447)
Net increase in accrued interest receivable and other assets	(567,859)	(432,661)
Increase (decrease) in accrued interest and other liabilities	30,997	(275,290)

Net cash used in operating activities	(4,569,859)	(96,587)

Cash flows from investing activities:
Purchases of available-for-sale securities	(800,000)	(3,555,000)
Proceeds from maturities and principal repayments of available-for-sale securities	3,774,397	1,917,339
Proceeds from maturities and principal repayments of held-to-maturity securities	126,886	1,788,474
Net (increase) decrease in certificates of deposit	(5,595,000)	999,000
Net increase in loans	(8,017,511)	(19,783,208)
Proceeds from sales of foreclosed real estate	561,347	11,000
Purchases of premises and equipment	(312,496)	(496,108)

Net cash used in investing activities	(10,262,377)	(19,118,503)

Cash flows from financing activities:
Net increase in deposits	12,375,156	6,978,674
Net change in Federal Home Loan Bank advances	1,750,000	7,500,000
Net increase in advance payments by borrowers for taxes and insurance	214,528	190,942
Repayment of employee stock ownership plan-note payable	(134,669)	(179,741)
Issuance of trust preferred security-note payable	4,000,000	4,000,000
Purchase of treasury stock	(34,600)	(29,262)
Proceeds from issuance of common stock	77,854	28,688

Net cash provided by financing activities	18,248,269	18,489,301

Increase (decrease) in cash and cash equivalents	3,416,033	(725,789)
Cash and cash equivalents at beginning of period	10,611,093	7,145,268

Cash and cash equivalents at end of nine-months period ended September 30	14,027,126	6,419,479

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,124,609	$4,827,439
Income taxes	26,750	150
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in settlement of loans	701,443	—
Non-cash transfer of investment security pursuant to FASB 133	—	1,607,997

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

NOTE 2    Summary of Significant Accounting Policies

Impact of New Accounting Standards—In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 ("Statement 141"), Business Combinations, and Statement No. 142 ("Statement 142"), Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted the provisions of Statement 141 as of July 1, 2001. The adoption of Statement 141 did not have any impact on the Company's consolidated financial statements.

Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company does not have goodwill or intangible assets with indefinite useful lives subject to the provisions of Statement 142.

In August 2001, the FASB issued Statement No. 144 ("Statement 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted Statement 144 on January 1, 2002 and this adoption had no impact on the Company's consolidated financial statements.

In December 2001, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 01-6 (SOP 01-6), Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. SOP 01-6 is effective for years beginning after December 15, 2001. SOP 01-6 applies to any entity that lends to or finances the activities of others, and it also provides specialized guidance for other types of transactions specific to certain financial institutions. The Company adopted SOP 01-6 on January 1, 2002, and this adoption had no impact on the Company's consolidated financial statements.

In October 2002, the FASB issued Statement No. 147 ("Statement 147"), Acquisitions of Certain Financial Institutions. This statement requires that unidentifiable intangible assets that were acquired in a transaction that did not meet the definition of a business combination continue to be amortized over their remaining useful lives. The Company adopted the provisions of Statement No. 147 as of July 1, 2002, and this adoption had no impact on the Company's consolidated financial statements.

NOTE 3    SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value follow:

		Gross unrealized
	Amortized Cost			Fair Value
		Gains	Losses
Available-for-sale securities:
September 30, 2002:
Mortgage-backed securities:
GNMA adjustable rate	$4,292,318	$28,596	$5,967	$4,314,947
GNMA fixed rate	2,275,633	109,154	—	2,384,787
Equity securities:
FNMA common stock	6,858	—	—	6,858
Corporate bonds	99,768	—	358	99,410
Trust preferred securities	655,000	23,940	1,720	677,220

	$7,329,577	$161,690	$8,045	$7,483,222

December 31, 2001:
Mortgage-backed securities:
GNMA adjustable rate	$5,529,599	$41,514	$13,603	$5,557,510
GNMA fixed rate	4,135,930	68,244	—	4,204,174
Equity securities:
FNMA common stock	6,858	1,139	—	7,997
Trust preferred securities	655,000	22,500	—	677,500

	$10,327,387	$133,397	$13,603	$10,447,181

		Gross unrealized
	Amortized Cost			Fair Value
		Gains	Losses
Held-to-maturity securities:
September 30, 2002:
Mortgage-backed securities:
FHLMC adjustable rate	$486,105	$3,255	$—	$489,360
Corporate bonds	698,163	8,177	—	706,340
Trust preferred securities	300,000	18,900	—	318,900

	$1,484,268	$30,332	$—	$1,514,600

December 31, 2001:
Mortgage-backed securities:
FHLMC adjustable rate	$615,153	$2,260	$—	$617,413
Corporate bonds	696,044	22,426	4,195	714,275
Trust preferred securities	300,000	18,100	—	318,100

	$1,611,197	$42,786	$4,195	$1,649,788

NOTE 4    LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follow:

		Gross unrealized
	Amortized cost	Gains	Losses	Fair value
September 30, 2002	$7,301,124	$130,321	$—	$7,431,445
December 31, 2001	1,034,719	21,231	—	1,055,950

NOTE 5    LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

	September 30, 2002	December 31, 2001
First mortgage loans:
Conventional	$71,726,535	$67,661,640
FHA insured and VA guaranteed	12,784,961	9,381,090
Commercial real estate loans	27,478,543	28,671,294
Commercial loans, other than mortgage	8,795,982	9,259,407
Consumer and installment loans	23,887,340	20,907,241
Construction loans	1,625,350	3,363,911
Other	5,228,040	5,448,069

	151,526,751	144,692,652
Less:
Loans in process	816,600	1,390,710
Unearned discounts, deferred loan fees, and other	1,173,001	1,072,602
Allowance for loan losses	823,025	744,987

	$148,714,125	$141,484,353

The allowance for loan losses is established by management of the Bank to incorporate a systematic methodology, which is applied quarterly, to determine the elements of the allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for anticipated loan losses. This methodology includes the following elements:

—	A systematic loan grading system
—	A periodic review of the summary of the allowance for loan loss balance using historical loss factors
—	Identification of loans to be evaluated on an individual basis for impairment
—	Consideration of internal factors such as the Bank's size, organizational structure, loan portfolio structure, loan administration procedures, past due and delinquency trends, and loss experience
—	Consideration of risks inherent in different kinds of lending
—	Consideration of external factors such as local, regional, and national economic factors
—	An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

Specific reserves are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable. The following table is an analysis of changes in allowance for loan losses:

	Nine Months Ended September 30, 2002	Year Ended December 31, 2001
Balance at beginning of period	$744,987	$681,486
Loans charged-off	(568,482)	(442,827)
Recoveries	28,520	56,974

Net loans charged-off	(539,962)	(385,853)
Provision for loan losses charged to operations	618,000	449,354

Balance at end of period	$823,025	$744,987

        An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

	Nine Months Ended September 30, 2002	Year Ended December 31, 2001
Balance at beginning of period	$1,429,690	$1,279,920
Loans originated	—	474,735
Loan principal payments and other reductions	(401,169)	(324,965)

Balance at end of period	$1,028,521	$1,429,690

NOTE 6    NON-PERFORMING ASSETS

The composition of the Bank's portfolio of non-performing assets is shown in the following table:

	September 30, 2002	December 31, 2001
Non-accruing loans*	$1,235,521	$1,406,910
Past due 90 days or more and still accruing	—	—
Troubled debt restructured	—	—
Other real estate	721,970	605,552

	$1,957,491	$2,012,462

Ratio of non-performing assets to total assets	1.00%	1.15%

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

        A reconciliation between basic and diluted weighted average common shares outstanding follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average common Shares—Basic	1,315,409	1,274,488	1,300,876	1,263,708
Plus effect of dilutive Securities:
Stock Options	25,374	19,512	24,644	13,201
Shares held by Rabbi Trust	37,565	27,305	36,211	26,230

Weighted average common Shares—Assuming Dilution	1,378,348	1,321,305	1,361,731	1,303,139

NOTE 8    UNIDENTIFIABLE INTANGIBLE ASSET

The Company has an unidentifiable intangible asset that was originated in connection with the Company's expansion through an acquisition of two established branch operations in target markets in 1999. The intangible asset did not meet the definition of a business combination in accordance with Statement No. 141. As such, the Company continues to amortize the intangible asset related to the acquisition in accordance with Statement No. 142 over a period of fifteen years.

Item 2—Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with Access Anytime Bancorp, Inc.'s ("the Company") 2001 Annual Report on Form 10-KSB.

General

The Company is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of FirstBank (the "Bank"). The Bank is a federally chartered stock savings bank conducting business from eight banking locations in Albuquerque, Clovis, Gallup, and Portales, New Mexico. The Bank has a wholly owned subsidiary, FEDCO, which is currently inactive.

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

Financial Condition

Total assets for the Company increased by $19,167,513 or 10.92%, from December 31, 2001 to September 30, 2002. The increase in assets was primarily due to an increase of approximately $7.2 million in loans receivable, $6.3 million in loans held-for-sale, $5.6 million in certificates of deposit, and $3.4 million in cash and cash equivalents.

Total liabilities increased by $18,236,012 or 11.25% for the nine-month period ended September 30, 2002. An increase of approximately $12.4 million in deposits and $4 million in trust preferred securities notes payable were the primary reasons for the increase in total liabilities.

Capital Adequacy and Liquidity

Capital Adequacy—Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the implementation of Office of Thrift Supervision ("OTS") regulations on December 7, 1989 the Bank must have: (1) Tier 1 or core capital equal to 3% of adjusted total assets and (2) total capital equal to 8.0% of risk-weighted assets, which includes off-balance sheet items.

Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), to be deemed "well capitalized" the minimum ratios the Bank must have are: (1) Tier 1 or core capital of 5% of adjusted total assets, (2) Tier 1 risk-based capital of 6% of risk-weighted assets, and (3) total risk-based capital of 10% of risk weighted assets.

The following table is a reconciliation of the Bank's capital for regulatory purposes at September 30, 2002 as reported to the OTS.

	Tier 1- Core Capital	Tier 1- Risk-based Capital	Total Risk-based Capital
Total regulatory assets	$192,210,126
Net unrealized gain on available-for-sale securities	(135,905)
Less intangible assets disallowed for regulatory purposes	(1,760,059)

Adjusted regulatory total assets	$190,314,162

Risk-based assets		$127,381,000	$127,381,000

Stockholder's equity	$19,087,548	$19,087,548	$19,087,548
Net unrealized gain on available-for-sale securities, net	(81,543)	(81,543)	(81,543)
General valuation allowance	—	—	823,025
Less intangible assets disallowed for regulatory purposes	(1,760,059)	(1,760,059)	(1,760,059)

Regulatory capital	17,245,946	17,245,946	18,068,971
Regulatory capital required to be "well capitalized"	9,515,708	7,642,860	12,738,100

Excess regulatory capital	$7,730,238	$9,603,086	$5,330,871

Bank's capital to adjusted regulatory assets	9.06%

Bank's capital to risk-based assets		13.54%	14.18%

Liquidity

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers. The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base. A further source is the Bank's ability to borrow funds. The Bank is a member of the Federal Home Loan Bank ("FHLB") which provides a source of borrowings to the Bank for asset and asset/liability matching. FHLB borrowings were $10.5 and $8.75 million at September 30, 2002 and December 31, 2001, respectively.

Liquidity risk results from the mismatching of assets and liability cash flows. Management chooses asset/liability strategies that promote stable earnings and reliable funding. Interest rate risk and funding positions are kept within limits established by the Board of Directors of the Bank to ensure that risk taking is not excessive and that liquidity is properly managed. The Bank keeps a portion of its interest-bearing assets in adjustable-rate products to reduce interest rate sensitivity. Therefore, if rates increase the Bank can retain its deposits by increasing rates paid on deposits, while limiting the impact on the Bank's net interest margin. A concentrated effort is made to retain deposits associated with goodwill, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-QSB. The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $56.7 and $61.0 million at September 30, 2002 and December 31, 2001, respectively.

Results of Operations

Three-Month Comparative Analysis for Periods September 30, 2002 and 2001

Net income for the three-months ended September 30, 2002 was $226,762 or $.17 per basic share compared to $173,077 or $.14 per basic share for the three-months ended September 30, 2001, an increase of $53,685 or 31.02%.

        Net Interest Income.    Net interest income before provision for loan losses increased by 11.10% to $1,688,115 in the three-month period ended September 30, 2002, compared to $1,519,475 for the same period in 2001. The increase in net interest income before provision for loan losses was primarily due to a decrease in interest expense of $283,392. The decrease in total interest expense for the quarter ended September 30, 2002 was due to a decrease in interest expense on deposits of $361,516, as compared to the same quarter in 2001.

        Provision for Loan Losses.    The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral, and other factors which may affect the collectibility of loans. During the third quarter of 2002, the provision for loan losses increased to $238,000 from $182,400 in the third quarter of 2001. The increase was due to management's analysis of current conditions and growth of the loan portfolio. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations. See Note 5 to the Consolidated Financial Statements in this Form 10-QSB for additional discussion on the allowance for loan losses.

        Noninterest Income.    During the three-months ended September 30, 2002, noninterest income increased by $287,139 to $618,951 compared to $331,812 in 2001. The increase in noninterest income for the quarter ended September 30, 2002 as compared to the same quarter in 2001 was primarily due to an increase in gains on sales of mortgage loans held-for-sale of $160,956, net realized gains on sales of available-for-sale investments of $58,115, and loan servicing and other fees of $48,921.

        Noninterest Expense.    Noninterest expense increased to $1,694,319 from $1,406,649 for the quarter ended September 30, 2002 compared to the same quarter in 2001. The $287,670 increase in noninterest expense was primarily due an increase in other expense of $159,388 and an increase in salaries and employee benefits of $83,521. The increase in salaries and employee benefits is primarily due to the opening of two additional depository branches in March and September 2002 and a new loan production office during April 2002, and an increase in incentive payments based on loan production in the third quarter of 2002.

        Income Tax Expense.    The income tax expense for the quarter ended September 30, 2002 increased by $58,824 to $147,985 from $89,161 in the quarter ended September 30, 2001. The reason for the increase in tax expense is the $112,509 increase in income before income taxes and the actual tax rate change made by the Company at December 31, 2001 because the Company expects to have taxable income for state purposes.

Nine-Month Comparative Analysis for Periods September 30, 2002 and 2001

Net income for the nine-months ended September 30, 2002 was $628,737 or $.48 per basic share compared to $534,511 or $.42 per basic share for the nine-months ended September 30, 2001, an increase of $94,226 or 17.63%.

        Net Interest Income.    Net interest income before provision for loan losses increased by 20.37% to $4,985,310 in the nine-month period ended September 30, 2002, compared to $4,141,488 for the same period in 2001. The increase in net interest income before provision for loan losses was primarily due to a decrease in interest expense of $916,597. The decrease in total interest expense for the nine-months ended September 30, 2002 was due to a decrease in interest expense on deposits of $1,270,488, as compared to the same period in 2001.

        Provision for Loan Losses.    The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of loans. During the first nine-months of 2002, the provision for loan losses increased to $618,000 from $313,354 in the first nine-months of 2001. The increase was due to management's analysis of current conditions and growth of the loan portfolio. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations. See Note 5 to the Consolidated Financial Statements in this Form 10-QSB for additional discussion on the allowance for loan losses.

        Noninterest Income.    During the first nine-months of 2002, noninterest income increased by $343,947 to $1,450,752 compared to $1,106,805 in 2001. The increase in noninterest income for the nine-months ended September 30, 2002 as compared to the same period in 2001 was due to increases in loan servicing and other fees of $146,010, gains on sales of mortgage loans held-for-sale of $72,291, other income of $67,531, and net realized gains on sales of available-for-sale securities of $58,115.

        Noninterest Expense.    Noninterest expense increased to $4,770,167 from $4,124,982 for the nine-months ended September 30, 2002 compared to the same period in 2001. The $645,185 increase in noninterest expense was primarily due to an increase in salaries and employee benefits of $401,155 and other expense of $167,358. The increase in salaries and employee benefits is primarily due to the opening of two additional depository branches during March and September 2002 and a new loan production office during April 2002.

        Income Tax Expense.    The income tax expense for the nine-months ended September 30, 2002 increased by $143,712 to $419,158 from $275,446 in the nine-months ended September 30, 2001. The reasons for the increase in tax expense is an $237,938 increase in income before income taxes and the actual tax rate change made by the Company at December 31, 2001 because the Company expects to have taxable income for state purposes.

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

	Three Months ended September 30,
	2002			2001
	Average outstanding balance	Interest earned/ paid	Yield/ Rate	Average outstanding balance	Interest earned/ Paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)	$156,640,540	$2,785,695	7.11%	$138,896,744	$2,823,458	8.13%
Mortgage-backed securities	8,034,423	112,510	5.60	11,390,895	179,868	6.32
Investment securities	3,358,752	46,397	5.53	3,534,875	54,134	6.13
Other interest-earning assets	14,324,116	74,664	2.08	5,874,760	76,558	5.21

Total interest-earning assets (1)	$182,357,831	$3,019,266	6.62%	$159,697,274	$3,134,018	7.85%

Interest-bearing liabilities:
Deposits	$159,549,811	$1,063,347	2.67%	$144,721,820	$1,424,863	3.94%
Federal Home Loan Bank advances	9,521,505	81,872	3.44	7,267,527	83,243	4.58
Other borrowings	9,021,649	185,932	8.24	4,500,420	106,437	9.46

Total interest-bearing liabilities	$178,092,965	$1,331,151	2.99%	$156,489,767	$1,614,543	4.13%

Net interest income		$1,688,115			$1,519,475

Net interest rate spread			3.63%			3.72%

Net interest-earning assets	$4,264,866			$3,207,507

Net yield on average interest-earning assets			3.70%			3.81%

Average interest-earning assets to average interest-bearing liabilities		102.39%			102.05%

(1)
Calculated net of loans in process

	Nine Months ended September 30,
	2002			2001
	Average outstanding balance	Interest earned/ paid	Yield/ Rate	Average outstanding balance	Interest earned/ Paid	Yield/ Rate
Interest-earning assets:
Loans receivable (1)	$151,121,396	$8,213,133	7.25%	$129,869,895	$7,979,865	8.19%
Mortgage-backed securities	9,023,806	396,690	5.86	10,804,905	516,715	6.38
Investment securities	3,038,915	136,966	6.01	3,486,604	166,337	6.36
Other interest-earning assets	12,064,374	179,602	1.98	8,051,576	336,249	5.57

Total interest-earning assets (1)	$175,248,491	$8,926,391	6.79%	$152,212,980	$8,999,166	7.88%

Interest-bearing liabilities:
Deposits	$154,535,761	$3,252,014	2.81%	$142,045,604	$4,522,502	4.25%
Federal Home Loan Bank advances	9,652,483	260,086	3.59	4,670,299	172,672	4.93
Other borrowings	6,443,273	428,981	8.88	2,346,180	162,504	9.24

Total interest-bearing liabilities	$170,631,517	$3,941,081	3.08%	$149,062,083	$4,857,678	4.35%

Net interest income		$4,985,310			$4,141,488

Net interest rate spread			3.71%			3.53%

Net interest-earning assets	$4,616,974			$3,150,897

Net yield on average interest-earning assets			3.79%			3.63%

Average interest-earning assets to average interest-bearing liabilities		102.71%			102.11%

(1)
Calculated net of loans in process

Item 3—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic Securities and Exchange Commission ("SEC") filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        None

Item 2—Changes in Securities

        None

Item 3—Defaults Upon Senior Securities

        None

Item 4—Submission of Matters to a Vote of Security Holders

        None

Item 5—Other Information

        None

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits
10.12.2 Amendment Number Two to Nonqualified 401(K) Rabbi Trust for an Executive Savings Plan dated May 23, 2002
99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K.
None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS ANYTIME BANCORP, INC.
Date: October 30, 2002	/s/ NORMAN R. CORZINE Norman R. Corzine, Chairman of the Board, Chief Executive Officer (Duly Authorized Representative)
Date: October 30, 2002	/s/ KEN HUEY, JR. Ken Huey, Jr., Chief Financial Officer Director (Principal Financial and Accounting Officer) (Duly Authorized Representative)
Date: October 30, 2002	/s/ DON K. PADGETT Don K. Padgett, President Director (Duly Authorized Representative)

CERTIFICATIONS

I, Norman R. Corzine, certify that:

  1.        I have reviewed this quarterly report on Form 10-QSB of Access Anytime Bancorp, Inc.;

  2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.        The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002	/s/ NORMAN R. CORZINE Norman R. Corzine, Chairman of the Board, Chief Executive Officer (Duly Authorized Representative)

CERTIFICATIONS

I, Ken Huey, Jr., certify that:

  1.        I have reviewed this quarterly report on Form 10-QSB of Access Anytime Bancorp, Inc.;

  2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.        The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002	/s/ KEN HUEY, JR. Ken Huey, Jr., Chief Financial Officer Director (Principal Financial and Accounting Officer) (Duly Authorized Representative)