Form 10KSB
period 2002-12-31
ACCESS ANYTIME BANCORP INC
filed 2003-02-28
CIK 1024015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1945

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-28894

Access Anytime Bancorp, Inc.
(Name of small business issuer in its charter)

DELAWARE	85-0444597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5210 Eubank, NE, Albuquerque, New Mexico	87111
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (505) 299-0900

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for the year ended December 31, 2002, were $14,329,034.

The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq Small-Cap Market as of February 26, 2003 was approximately $10,268,681.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)As of February 26, 2003, the issuer had outstanding 1,063,561 shares of Common Stock, par value $0.01 per share, its only class of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of this Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer’s 2003 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

TABLE OF CONTENTS

Part I

Item 1.	Description of Business
Overview
Lending Activities
General
Loan Portfolio Composition
One-to-Four Family Residential Mortgage Lending
Multi-Family and Commercial Real Estate Lending
Commercial Business Lending
Construction Lending
Consumer Lending
Loan Servicing
Originations, Purchases and Sales of Loans
Asset Quality
Delinquent Loans
Non-Performing Assets
Criticized Assets
Allowance for Loan Losses
Investment Activities
General
Other Investments
Sources of Funds
The Company
The Bank
Borrowings
Subsidiary of the Bank
Regulation
General
Regulation of the Company
Federal Securities Law
Insurance of Accounts and Regulation by the FDIC
Regulatory Capital Requirements
Limitations on Dividends and Other Capital Distributions
Qualified Thrift Lender Test
Community Reinvestment Act
Transactions with Affiliates
Federal Home Loan Bank System
Regulatory Developments in 2002
Proposed Federal Legislation
Federal and State Taxation
Federal Taxation
State Taxation
Competition
Employees

Item 2.	Description of Property

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Item 6.	Management’s Discussion and Analysis or Plan of Operation
Selected Consolidated Financial Highlights
General
Regulatory Matters
Results of Operations
Comparison of Years Ended December 31, 2002 and 2001
Comparison of Years Ended December 31, 2001 and 2000
Asset/Liability Management and Interest Rate Sensitivity
Liquidity and Capital Resources
Trust Preferred Securities
Asset Quality
Allowance for Loan Losses
Non-Performing Assets
Investment Securities
Off-Statement of Financial Condition Financial Instruments
Impact of Inflation and Changing Prices
Critical Accounting Policies
Allowance for Loan Losses
Income Taxes
Unidentifiable Intangible Asset
Contractual Cash Obligations
Impact of New Accounting Standards
Forward-Looking Statements

Item 7.	Financial Statements

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.	Certain Relationships and Related Transactions

Item 13.	Exhibits and Reports on Form 8-K

Item 14.	Controls and Procedures

Signatures

Certifications

Index to Consolidated Financial Statements

Glossary of Certain Terms

PART I

ITEM 1.                                                     Description of Business.

Please refer to the Glossary of Certain Terms (page G-1) for definitions of various terms.

Overview

Access Anytime Bancorp, Inc. (the “Company”), a Delaware corporation, is the thrift holding company of FirstBank (the “Bank”).  The Company owns all of the outstanding stock of the Bank, which is the Company’s principal asset. The Bank was originally chartered by the FHLBB in 1934.  Currently, deposits with the Bank are insured to the maximum extent permitted by the SAIF, which is under the supervision of the FDIC.  The Bank is a member of the FHLB system and the Company and the Bank are subject to comprehensive regulation, examination, and supervision of the OTS and the FDIC.

The Bank conducts full service banking operations through seven offices located in Albuquerque, Clovis, Gallup, and Portales, New Mexico. The Company’s executive offices are located at 5210 Eubank, NE, Albuquerque, New Mexico.  The telephone number at that address is (505) 299-0900.  In general, the Bank has a normal lending territory, as defined by federal regulations, that includes all areas within the State of New Mexico, Arizona, and a 100 mile radius from the Bank’s offices in Clovis, New Mexico, which extends into the State of Texas.  The Bank opened two new in-store branches and a loan production office in Albuquerque during 2002 to expand the Bank’s presence across New Mexico.

The Company’s and the Bank’s revenues are derived principally from interest on loans and securities, income from deposit account service charges and gains on the sale of residential mortgage loans.  The results of operations of the Company and the Bank, in general, are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government, competition in the Company’s and the Bank’s market area, and the policies of financial institution regulatory authorities.

The Bank is engaged in the business of attracting deposits from the general public, making loans secured by first liens on single-family homes (primarily for sale into the secondary market), consumer and commercial loans, and investing in securities.  The principal sources of funds for the Bank’s lending and investing activities include the sale of loans, principal payments and prepayments on loans and mortgage related securities, and deposits.  The Bank’s primary sources of income are income on loans and securities, income from deposit account service charges, and gains on the sale of loans.  Its principal expenses are interest paid on deposits and borrowings and general operating expenses.  The earnings of the Bank depend primarily on the differences between its income from lending and investment activities and the interest cost of its deposits and borrowings.

Lending Activities

General.  The Bank has historically originated fixed-rate and adjustable-rate mortgage loans.  In order to reduce its exposure to changes in interest rates, it has also, since the early 1980’s, emphasized the origination and retention of ARM loans.  In response to customer demand, however, the Bank continues to originate conventional fixed-rate mortgages.

The Bank’s focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences, and consumer and commercial loans.  The Bank also originates residential construction, commercial real estate and consumer loans in its market area.  Most residential mortgage loans originated by the Bank are in conformity with FHLMC, FNMA and GNMA loan underwriting standards so that they may be sold in the secondary market.  Mortgage loans made by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month.  The initial contractual loan payment period for residential loans typically ranges from 15 to 30 years.  The Bank’s experience indicates, however, that real estate loans remain outstanding for significantly shorter periods than their contractual terms.  Borrowers may refinance or prepay loans at their option, subject to any prepayment penalty provisions, if included in the note.

All of the Bank’s lending is subject to written underwriting standards and to loan origination procedures.  Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank’s written appraisal policy) by independent appraisers.  The loan applications are designed primarily to determine the borrower’s ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

In connection with the loan approval process, the Bank’s loan personnel analyze the loan application and the property involved.  Consumer loans are approved by loan committee and/or individual loan officers, in accordance with policies established by the Bank’s Board of Directors.

Loan applicants are notified of the Bank’s decision setting forth the terms and conditions of the decision.  If approved, these terms and conditions include the amount of the loan, interest rate, amortization term, a brief description of the real estate to be mortgaged to the Bank, and the requirement of fire and casualty insurance coverage to be maintained to protect the Bank’s interest.

It is the general policy of the Bank to obtain a title insurance policy or title report, insuring that it has a valid lien on all property securing real estate loans.  Hazard insurance or homeowner’s policies should be obtained by the borrower prior to closing.  If required by federal rules and regulations, flood insurance policies are obtained.  Upon closing, most borrowers are required to advance funds for the establishment of a mortgage escrow account. Thereafter, the borrower makes contributions to this account along with monthly principal and interest payments. Disbursements are made from this account for items such as real estate taxes, hazard insurance premiums, and private mortgage insurance premiums.

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

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is limited generally to the greater of 15% of unimpaired capital and surplus or $500,000.  At December 31, 2002, the maximum amount which the Bank could have lent to any one borrower and the borrower’s related entities was $2,795,458.  The Bank had no loans in excess of the legal lending limit at December 31, 2002.

Loan Portfolio Composition.  The following table shows the composition of the Bank’s loan portfolio in dollar amounts and in percentages as of dates indicated.

	December 31
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)

Real estate loans:
Residential mortgage loans:
Construction	$1,591	1.04%	$3,363	2.32%	$1,721	1.42%
One-to-four family	88,186	57.84	79,625	55.04	70,767	58.22
Multi-family	788	0.52	794	0.55	876	0.72
Other dwelling units	1,254	0.82	1,322	0.91	1,317	1.08
Commercial	27,999	18.36	29,422	20.33	25,896	21.30

Total real estate loans	119,818	78.58	114,526	79.15	100,577	82.74

Other loans:
Commercial	9,560	6.27	9,200	6.36	6,959	5.73
Savings accounts	615	0.40	596	0.41	763	0.63
Other consumer items(a)	22,482	14.75	20,371	14.08	13,255	10.90

Total other loans	32,657	21.42	30,167	20.85	20,977	17.26

Total loans	152,475	100.00%	144,693	100.00%	121,554	100.00%

Less:
Loans in process	702		1,391		502
Discounts, deferred loan fees and other	1,092		1,073		892
Allowance for loan losses	825		745		681

Total loans receivable, net	$149,856		$141,484		$119,479

(a)                                  Includes, among other things, automobile, credit card and home improvement loans.

The following table shows the composition of the Bank’s loan portfolio by fixed- and adjustable-rate categories at the dates indicated.

	December 31
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)

Fixed-rate loans:
Real estate:
Residential mortgage loans:
Construction	$702	0.46%	$3,363	2.32%	$1,721	1.42%
One-to-four family	77,159	50.59	66,294	45.82	55,134	45.35
Multi-family	544	0.36	543	0.38	596	0.49
Other dwelling units	265	0.17	246	0.17	234	0.19
Commercial	9,613	6.30	9,598	6.63	15,082	12.41

Total real estate loans	88,283	57.88	80,044	55.32	72,767	59.86

Other loans:
Commercial	3,295	2.16	4,996	3.45	3,246	2.67
Savings accounts	615	0.40	596	0.41	763	0.63
Consumer(a)	20,993	13.78	18,641	12.89	12,149	10.00

Total other loans	24,903	16.34	24,233	16.75	16,158	13.30

Total fixed-rate loans	113,186	74.22	104,277	72.07	88,925	73.16

Adjustable-rate loans:
Real estate:
Residential mortgage loans:
Construction	889	0.58	—	—	—	—
One-to-four family	11,027	7.24	13,331	9.22	15,633	12.86
Multi-family	244	0.16	251	0.17	280	0.23
Other dwelling units	989	0.65	1,076	0.74	1,083	0.89
Commercial	18,386	12.06	19,824	13.70	10,814	8.90

Total real estate loans	31,535	20.69	34,482	23.83	27,810	22.88

Commercial	6,265	4.11	4,204	2.90	3,713	3.05
Consumer(a)	1,489.98		1,730	1.20	1,106.91

Total other loans	7,754	5.09	5,934	4.10	4,819	3.96

Total adjustable-rate loans	39,289	25.78	40,416	27.93	32,629	26.84

Total loans receivable	152,475	100.00%	144,693	100.00%	121,554	100.00%

Less:
Loans in process	702		1,391		502
Discounts, deferred loan fees and other	1,092		1,073		892
Allowance for loan losses	825		745		681

Total loans receivable, net	$149,856		$141,484		$119,479

(a)                                  Includes, among other things, automobile, credit card and home improvement loans.

The following table outlines the specific loan types with contractual maturity dates as of December 31, 2002.  Loans which have adjustable or renegotiable rates are shown as maturing during the period when the contract is due.  This schedule does not reflect the effects of possible principal prepayments by the borrower.

	Real Estate				Non-Real Estate
	Mortgages		Construction		Consumer		Commercial Business		Total
	Amount	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate

	(Dollars In Thousands)

Within one year	$7,323	6.21%	$1,591	7.39%	$2,979	7.95%	$2,471	5.97%	$14,364	6.66%
More than one year through two years	484	7.61	—	—	1,492	10.22	1,713	6.44	3,689	8.12
More than two years through three years	1,377	7.68	—	—	3,535	9.76	1,052	7.57	5,964	8.89
More than three years through five years	7,590	7.13	—	—	7,666	9.41	1,677	6.02	16,933	8.05
More than five years through ten years	19,165	6.61	—	—	3,600	10.02	784	6.32	23,549	7.12
More than ten years through fifteen years	32,458	6.57	—	—	2,198	9.12	672	9.00	35,328	6.77
More than fifteen years	49,830	6.80	—	—	1,627	7.43	1,191	6.32	52,648	6.81

Total loans receivable	$118,227	6.70%	$1,591	7.39%	$23,097	9.26%	$9,560	6.52%	$152,475	7.08%

As of December 31, 2002, the total amount of loans with maturities longer than one year which had fixed interest rates was approximately $112 million and with floating or adjustable interest rates was approximately $31 million.

One-to-Four Family Residential Mortgage Lending.  The primary lending activity of the Bank has been the granting of conventional loans to enable borrowers to purchase new or existing homes or refinance their current home.  The Bank also originates VA-guaranteed and FHA-insured loans.  Residential loan originations are generated by the Bank’s marketing efforts, its present customers, walk-in customers and referrals from realtors and builders.  The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area.

Loan originations decreased during 1999 and 2000, when interest rates were rising.  When interest rates fell during 2001, loan originations and refinancing of mortgage loans increased.  During 2002 interest rates continued to decrease and allowed the Bank to sell the lower rate mortgage loans and put the higher rate mortgage loans into loans held-to-maturity.

The Bank’s fixed-rate loans generally conform to secondary market standards (i.e., FHLMC, FNMA and GNMA standards) and have been primarily originated for sale in the secondary market.  A portion of these loans has been originated pursuant to forward sales commitments which are taken under best efforts agreements.

The Bank has offered ARM loans at rates, terms and fees determined in accordance with market and competitive factors.  The programs currently offered are primarily designed to meet the standards and requirements of the secondary market for residential loans.  The Bank’s current one-to-four family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years.  The interest rates on the ARM loans originated by the Bank are subject to adjustment at stated intervals and are subject to annual and lifetime adjustment limits below and above the initial rate.  Most of the Bank’s ARM loans have interest rates which adjust annually based on a margin over one of several indices.  These loans’ annual and lifetime caps on interest rate increases may reduce the extent to which they can help protect the Bank against interest rate risk.  The Bank has from time to time offered ARM loans at below the fully-indexed rate; however, borrowers of ARM loans are qualified at the fully-indexed rates.

The Bank retains ARM loans in its portfolio consistent with its ongoing asset/liability objectives.  ARM loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.  The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in a rising interest rate environment.  In this regard, the Bank’s delinquency experience on its ARM loans has generally been similar to its experience on fixed-rate residential loans.

The Bank evaluates both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan.  The Bank originates residential mortgage loans with loan-to-value ratios up to 95%.  On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, the Bank will generally require private mortgage insurance in an amount intended to reduce the Bank’s exposure to 80% or less of the appraised value of the underlying property, unless otherwise approved by the Bank’s Board of Directors.

The Bank’s residential mortgage loans customarily include a due-on-sale clause giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.  The Bank has generally enforced due-on-sale clauses in its mortgage loan contracts.  Yield increases may be obtained through the authorization of assumptions of existing loans at higher rates of interest, assuming the current rates are higher than the existing note rate, and the imposition of assumption fees.  ARM loans may be assumed provided home buyers meet the Bank’s underwriting standards and the applicable fees are paid.

Multi-Family and Commercial Real Estate Lending.  The Bank’s multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, retail stores and other properties, most of which are located in the Bank’s normal lending territory.  Also, the Bank originates multi-family and commercial real estate loans, subject to regulatory restrictions.  Multi-family and commercial real estate loans generally are originated in amounts up to 75% of the appraised value of the property securing the loan.  Commercial and multi-family loans are made at both fixed and adjustable interest rates for terms of up to 25 years.  The terms and conditions of multi-family and commercial real estate loans are negotiated on a case-by-case basis.

Appraisals obtained on properties securing multi-family and commercial real estate loans originated by the Bank are performed by an independent appraiser subject to regulatory guidelines at the time the loan is made.  All appraisals on multi-family and commercial real estate loans are reviewed by the Bank’s management.  In addition, the current underwriting procedures require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property.  Personal guarantees are generally obtained for the Bank’s multi-family and commercial real estate loans.

Multi-family and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family residential lending.  Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans.  Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired.  In addition, adjustable-rate multi-family and commercial real estate loans are subject to increased risk of delinquency or default as interest rates increase.  The Bank has attempted to minimize these risks through its underwriting standards.

Commercial Business Lending.  The Bank offers commercial business loans guaranteed by the SBA.  The SBA program provides lenders with the ability to offer flexible terms and longer maturities on loans to small businesses and professionals.  The program provides the lender a guaranteed portion (generally 50%-80%) of principal and interest.  Since these loans are guaranteed, they generally offer minimal risk to the Bank.  These loans are made with adjustable and fixed interest rates with maturities of up to 25 years, depending on the underlying collateral.  The loans are approved by the SBA.  The Bank intends to expand its commercial lending by utilizing the SBA program.

The Bank provides short and medium term credit to businesses in the Bank’s primary lending territory.  Commercial loans include revolving credit lines and term loans, or a combination thereof, and are generally secured by equipment, accounts receivable, inventories, real estate or other business assets or a combination thereof.  Commercial business loans are made pursuant to specified loan approval limits set by the Bank’s Board of Directors.  The Bank usually requires that business borrowers maintain their operating accounts with the Bank in the form of demand deposits.  Loans made to corporations are generally personally guaranteed by the principals of the corporation.

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

Construction loans afford the Bank the opportunity to charge loan origination fees, to increase the frequency of repricing of its loan portfolio and to earn yields higher than those obtainable on loans secured by one-to-four family residential properties.  The higher yields reflect the higher risks associated with construction lending, which include principally the difficulty in evaluating accurately the total funds required to complete a project and the post-completion value of the project.  As a result, the Bank places a strong emphasis upon the borrower’s ability to repay and the experience and expertise of the builder who has contracted to construct the property.

Consumer Lending.  Management considers consumer lending to be an important component of its strategic plan.  Specifically, consumer loans generally have shorter terms to maturity (thus reducing the Bank’s exposure to changes in interest rates) and carry higher rates of interest than do residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its customer base by increasing the number of customer relationships and providing cross-marketing opportunities.  Under applicable federal laws, the Bank is authorized to invest up to 35% of its assets in consumer loans excluding credit card and education loans.

The Bank offers a variety of secured consumer loans, including home improvement loans, auto loans, personal lines of credit, equity lines of credit and loans secured by savings deposits.  The Bank also offers unsecured and credit card loans.  The Bank currently originates all of its consumer loans in its market area.  Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.  The Bank’s consumer loans generally have fixed rates of interest.

The Bank currently has several arrangements to originate consumer automobile and recreational vehicle loans on an indirect basis (i.e., where loan contracts are purchased from automobile and recreational vehicle retailers which have extended credit to their customers).  The Bank applies the underwriting standards mentioned below in the approval process of purchasing these contracts.  These loans have a fixed interest rate and maturities of 15 years or less.  As of December 31, 2002, the Bank had $14,365,000 in indirect automobile and recreational vehicle contracts or 9.4% of its loans.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or secured by rapidly depreciable assets, such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy, may limit the amount which can be recovered on such loans.  Although the level of delinquencies in the Bank’s consumer loan portfolio has generally been low (at December 31, 2002, approximately $227,000, or 0.98% of the net consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

Loan Servicing. In addition to servicing its own loans, the Bank services mortgage loans for FNMA.  Since the third quarter of 2000, it has been the practice of the Bank to sell most of the lower interest rate one-to-four family residential mortgage loans.  These loans are sold to private investors with servicing released.

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

The Bank had no outstanding commitments to purchase any loans or mortgage-backed securities at December 31, 2002.  At December 31, 2002, the Bank held funded residential mortgage loans with commitments to sell of $6,553,116 and also had commitments to sell unfunded residential loans for $6,898,737.  When the commitment is made with the borrower the loan is committed to be sold under a “best efforts” and “no recourse” contract with one of the four loan investors used by the Bank during 2002.  The Bank and the loan investors are comfortable with the “best efforts” contracts due to their consistent historical relationship.

During 2002 the Bank’s general policy was to sell all residential fixed-rate mortgage loans that have a rate lower than 6.75% and a term of 15 years or more.  Loans at a lesser rate but with no more than a seven year amortization can be held-to-maturity.  Because rates for residential mortgages were lower than 6.75%, the Bank sold most loans originated during the fourth quarter of 2002.  Most residential mortgage loans with an adjustable-rate, loans with a rate of 6.75% or more, or a term of less than 15 years are designated for loans receivable when the commitment is made to the borrower.  These loans are recorded into the loans receivable portfolio as they are funded.

The following table sets forth the principal amount of the Bank’s loan origination, purchase and sales activity for the periods indicated.

	Year Ended December 31
	2002	2001	2000
	(Dollars In Thousands)

Originations by loan type:
Fixed-rate:
Construction loans	$1,145	$5,928	$3,050
Mortgage loans	27,836	16,900	21,169
Consumer loans(2)	20,165	18,897	11,407
Loans refinanced	42,826	22,414	2,490
Adjustable-rate:
Construction loans	1,177	1,250	1,750
Mortgage loans	15,342	13,684	10,405
Consumer loans(2)	2,240	5,940	1,895
Loans refinanced	—	127	784

Total loans originated	110,731	85,140	52,950

Purchases:
Loans purchased	—	2,744	2,941

Sales and repayments:
Sales(1)	41,509	24,471	11,812
Principal repayments	61,440	40,274	28,778

Total reductions	102,949	64,745	40,590

Increase (decrease) in other items, net	590	(1,134)	638

Net increase(3)	$8,372	$22,005	$15,939

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

In the event a real estate loan payment is past due for 60 days or more, the Bank performs an in-depth review of the loan status, the condition of the property and circumstances of the borrower.  Based upon the results of its review, the Bank may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or when deemed necessary, initiate foreclosure proceedings.  If foreclosed on, real property is sold at a public sale and the Bank may bid on the property to protect its interest.  A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency and the borrower’s ability and willingness to cooperate in curing delinquencies.

Delinquent consumer loans are handled in a generally similar manner, except that contacts are made beginning when the payment is 10 days past due.  If these efforts fail to bring the loan current, appropriate action may be taken to collect any loan payment that remains delinquent.  The Bank’s procedures for repossession and sale of consumer collateral are subject to various requirements under New Mexico consumer protection laws.  Loans are generally placed on non-accrual status after 90 days delinquency or notice of bankruptcy.

The following table sets forth the Bank’s loan delinquencies by type, amount, and percentage of type at December 31, 2002.

	Loans Delinquent For						Total Loans Delinquent
	60-89 Days			90 Days And Over			60 Days or More
	Number	Amount	Percent of loan category	Number	Amount	Percent of loan category	Number	Amount	Percent of loan category
	(Dollars In Thousands)

Mortgage loans:
Construction	1	$120	7.54%	—	$—	—%	1	$120	7.54%
One-to-four family	5	$335	0.38	10	$978	1.11	15	1,313	1.49
Commercial real estate.	5	266	0.95	2	302	1.08	7	568	2.03
Other Loans
Commercial	2	39	0.41	3	249	2.60	5	288	3.01
Other Consumer	22	133	0.59	16	94	0.42	38	227	1.01

Total loans	35	$893	0.59%	31	$1,623	1.06%	66	$2,516	1.65%

Non-Performing Assets.  Non-performing assets consist of loans on which interest is no longer being accrued, troubled debt restructurings, real estate acquired by foreclosure or deed-in-lieu of foreclosure and repossessed assets.

The following table sets forth the amounts and categories of non-performing assets in the Bank’s portfolio.  Loans are generally placed on non-accrual status after 90 days delinquency.

	December 31
	2002	2001	2000
	(Dollars In Thousands)

Non-accrual loans(1)	$1,623	$1,407	$280
Past due 90 days or more and still accruing	—	—	—
Troubled debt restructured	—	—	—
Real estate owned(2)	648	605	154

Total non-performing assets	$2,271	$2,012	$434

Ratio of non-performing assets to total assets	1.18%	1.15%	0.28%

(1)                                  Generally refers to loans that are contractually delinquent (i.e., payments were due and unpaid for more than 90 days).

(2)                                  Refers to real estate acquired by the Bank through foreclosure or voluntary deed in lieu of loan foreclosure.

Gross interest income which would have been recorded had the non-accruing loans and renegotiated loans been current in accordance with their original terms amounted to $109,517 and $93,823 for the years ended December 31, 2002 and 2001, respectively.

Criticized Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated “special mention” by management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish  general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.  Criticized assets of the Bank at December 31, 2002 were as follows:

December 31, 2002
(Dollars In Thousands)

Substandard	$1,833
Doubtful	44
Loss	—

Total classified assets	1,877
Special mention assets	—

Total criticized assets	$1,877

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses based on management’s quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity.  Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analyses, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate loan allowance.  Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the years indicated.

	Year ended December 31
	2002	2001	2000	1999	1998
	(Dollars In Thousands)

Balance at beginning of year	$745	$681	$864	$601	$527

Provision charged to operations	786	449	199	324	238
Acquired reserve	—	—	(250)	250	—

Charge-offs:
Mortgage loans:
Single family	(53)	(24)	—	—	—
Commercial real estate	—	—	—	—	—
Other Consumer loans
Commercial	(319)	(147)	(41)	(81)	(17)
Automobile	(297)	(98)	(62)	(123)	(135)
Credit card	(38)	(45)	(22)	(16)	(12)
Other consumer	(40)	(128)	(26)	(122)	(26)

Recoveries:
Mortgage loans:
Single family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Other Consumer loans
Commercial	—	35	6	2	—
Automobile	40	16	11	23	24
Credit card	1	—	1	6	2
Other consumer	—	6	1	—	—

Balances at end of year	$825	$745	$681	$864	$601

Ratio of net charge-offs during the period to average loans outstanding during the period	0.49%	0.30%	0.12%	0.32%	0.22%

Allowance for loan losses to non-performing assets, at the end of year	36.33%	37.02%	156.91%	276.84%	116.62%

Allowance for loan losses to total loans, at the end of year	0.54%	0.53%	0.57%	0.83%	0.68%

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

Federally chartered thrift institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered thrift institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered thrift institution is otherwise authorized to make directly.

Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

The Bank has a portfolio of mortgage-backed securities.  Historically, most of the Bank’s mortgage-backed securities were long-term, fixed-rate federal agency securities.  In recent years, the Bank purchased other types of mortgage-backed securities consistent with its asset/liability management and balance sheet objectives.  At December 31, 2002, approximately $4 million or 69% of the Bank’s mortgage-backed securities carried adjustable rates of interest.  The Bank’s recent policy is to reduce mortgage-backed securities balances and increase loans for yield enhancement.

Under the OTS’ risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk-weighting and FNMA, FHLMC and AA- or higher rated mortgage-backed securities have a 20% risk-weighting.  None of the mortgage-backed securities held by the Bank had a risk-weight for regulatory capital purposes above 20%.

All of the Bank’s mortgage-backed securities are backed by FHLMC, GNMA or FNMA, or are rated AA or higher.  Accordingly, management believes that the Bank’s mortgage-backed securities generally are resistant to credit problems.

The Bank’s holdings of mortgage-backed securities have decreased in recent years primarily as a result of increase in the Bank’s loan portfolio.  FHLMC and GNMA mortgage-backed securities generally carry a yield below that of the corresponding type of residential loan (due to the insurance or guarantee feature of such securities and the retention of a servicing spread by the loan servicer), and the Bank’s other mortgage-backed securities also carry lower yields (because such securities tend to have shorter actual durations than 30-year loans).  The Bank will continue to evaluate corporate bonds, trust preferred securities, mortgage-backed securities purchases and loan securitizations of its existing loans in the future based on its strategic and asset/liability objectives, market conditions and alternative investment opportunities.

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

	December 31
	2002		2001		2000
	Carrying value	% of total	Carrying value	% of total	Carrying value	% of total
	(Dollars In Thousands)

Available-for-sale:
Mortgage-backed securities:
GNMA adjustable rate	$3,901	58.5%	$5,558	53.2%	$7,631	99.9%
GNMA fixed rate	1,980	29.7	4,204	40.2	—	—
Equity securities:
FNMA common stock	6	0.1	8	0.1	8	0.1
Corporate Bonds	101	1.5	—	—	—	—
Trust preferred securities	677	10.2	677	6.5	—	—

Total available-for-sale	$6,665	100.0%	$10,447	100.0%	$7,639	100.0%

Held-to-maturity:
Mortgage-backed securities:
FNMA participation certificates	$—	—%	$—	—%	$130	2.1%
FHLMC participation certificates	—	—	—	—	973	16.0
GNMA fixed rate	—	—	—	—	1,656	27.2
FHLMC adjustable rate	463	24.9	615	38.2	839	13.8
US Agency bonds	—	—	—	—	1,000	16.4
Corporate bonds	1,099	59.0	696	43.2	1,193	19.6
Trust preferred securities	300	16.1	300	18.6	300	4.9

Total held-to-maturity	1,862	100.0%	1,611	100.0%	6,091	100.0%

FHLB stock	1,013		984		945

Other interest-earning assets:
Interest-bearing deposits with banks	5,993		798		3,796

Total	$15,533		$13,840		$18,471

Average remaining life, to maturity, excluding other-interest-earning assets and FHLB stock (does not include prepayment assumptions)	19 years		21 years		13 years

The following table sets forth the composition and contractual maturities of the Company’s investment securities.

	December 31, 2002
						Total investment securities
	Within one year	1 to 5 years	5 to 10 years	10 to 20 years	Over 20 years	Amortized cost	Fair value
	(Dollars In Thousands)

Available-for-sale:
Mortgage-backed securities:
GNMA adjustable rate	$—	$—	$—	$3,305	$564	$3,869	$3,901
GNMA fixed rate	—	—	—	—	1,884	1,884	1,980
Equity securities:
FNMA common stock	—	—	—	—	7	7	6
Corporate stock	—	100	—	—	—	100	101
Trust preferred securities	—	—	—	—	655	655	677
Total securities available-for-sale	$—	$100	$—	$3,305	$3,110	$6,515	$6,665

Weighted average yield	—%	5.92%	—%	4.97%	6.58%	5.76%

	December 31, 2002
						Total investment securities
	Within one year	1 to 5 years	5 to 10 years	10 to 20 years	Over 20 years	Amortized cost	Fair value
	(Dollars In Thousands)

Held-to-maturity:
Mortgage-backed securities:
FHLMC participation certificates	$—	$—	$—	$245	$218	$463	$471
Corporate bonds	455	644	—	—	—	1,099	1,099
Trust preferred securities	—	—	—	—	300	300	310

Total securities held-to-maturity	$455	$644	$—	$245	$518	$1,862	$1,880

Weighted average yield	5.60%	4.24%	—%	4.78%	7.63%	5.58%

Other Investments.  At December 31, 2002, the Bank’s fixed-rate interest bearing deposits with banks were $5,993,000 or 3.12% of total assets.  As of such date, the Bank also had a $1,013,200 investment in FHLB stock.  At December 31, 2002, the Bank’s investment in stock of the FHLB was in an amount required by the FHLB.  It is the Bank’s general policy to purchase investment securities and other issues that are rated investment grade or have credit enhancements.

Sources of Funds

The Company.  The Company’s primary sources of funds are dividends from the Bank, borrowings from the Bank in the form of advances and outside borrowings.  The Bank paid dividends to the Company of $652,500 and $608,000 in the years ended December 31, 2002 and 2001, respectively.  The Bank had advances of $0 and $0 to the Company at December 31, 2002 and 2001, respectively.

At December 31, 2002 and 2001, the Company had available lines of credit totaling $400,000 and $400,000 respectively, from other banks. Borrowings outstanding under these arrangements were $0 and $0 at December 31, 2002 and 2001, respectively.  The lines of credit bear market rates of interest and borrowings thereunder are to be used for general Company purposes.  One of the borrowing arrangements at December 31, 2002 matured at January 23, 2003, which was renewed for a year.  The other borrowing arrangement matures on  September 20, 2003.

The Bank.  The Bank’s primary sources of funds are deposits, amortization and prepayment of loan principal, sales or maturities of loans, investment securities, mortgage-backed securities and short-term investments, borrowings and funds provided from operations.

Borrowings, predominantly from the Federal Home Loan Bank (“FHLB”) of Dallas, may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used in the future on a longer-term basis to support lending and investing activities.

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms.  The Bank’s deposits consist of statement savings, NOW accounts and money market accounts and CDs.  The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. The Bank solicits deposits from its primary market area only and does not use brokers to obtain deposits.

The flow of deposits is significantly influenced by general economic conditions, changes in money markets and prevailing interest rates and competition.  The Bank enhanced its ability to increase its deposit base by opening two new in-store branches in Albuquerque in 2002.

Management believes that customers continue to place a value on federal insurance on deposit accounts and that, to the extent the Bank maintains competitive rates, it will be able to maintain its deposit and liquidity levels.  The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives.

Based on its experience, the Bank believes that its savings accounts, interest-bearing and non-interest-bearing checking accounts are relatively stable sources of deposits.  However, the ability of the Bank to attract and maintain CDs, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions.

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers.  The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base.  A further source is the Bank’s ability to borrow funds.  The Bank is a member of the FHLB which provides a source of borrowings to the Bank for asset and asset/liability matching.  FHLB borrowings were $8.27 and $8.75 million at December 31, 2002 and 2001, respectively.

Liquidity risk results from the mismatching of assets and liability cash flows.  Management chooses asset/liability strategies that promote stable earnings and reliable funding.  Interest rate risk and funding positions are kept within limits established by the Board of Directors of the Bank to ensure that risk taking is not excessive and that liquidity is properly managed.  The Bank keeps a portion of its interest-bearing assets in adjustable-rate products to reduce interest rate sensitivity.  Therefore, if rates increase the Bank can retain its deposits by increasing rates paid on deposits, while limiting the impact on the Bank’s net interest margin.  A concentrated effort is made to retain deposits associated with an unidentifiable intangible asset and the current rate paid on these deposits is at a market rate for the area.  Core customer deposits have historically provided the Bank with a sizeable source of stable and low-cost funds.  The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $59.8 and $54.0 million at December 31, 2002 and 2001, respectively.

The following tables set forth the deposits in the various programs offered by the Bank at the dates indicated:

	Balance at December 31, 2002	% of deposits	Increase (decrease)	Balance at December 31, 2001	% of deposits	Increase (decrease)	Balance at December 31, 2000	% of deposits	Increase (decrease)	Balance at December 31, 1999
	(Dollars In Thousands)

Transactional accounts	$26,073	16.38%	$7005	$19,068	12.98%	$(592)	$19,660	14.32%	$2,427	$17,233
Jumbo CDs	737	0.46	(5,387)	6,124	4.17	(8,621)	14,745	10.74	4,911	9,834
Savings accounts	6,602	4.15	866	5,736	3.90	(339)	6,075	4.43	(928)	7,003
Money market deposit accounts	27,429	17.23	332	27,097	18.44	4,799	22,298	16.24	(1,791)	24,089
IRA accounts	11,751	7.38	604	11,147	7.59	479	10,668	7.77	(1,206)	11,874
Other CDs	86,605	54.40	8,857	77,748	52.92	13,918	63,830	46.50	11,383	52,447

	$159,197	100.00%	$12,277	$146,920	100.00%	$9,644	$137,276	100.00%	$14,796	$122,480

		December 31, 2002			December 31, 2001			December 31, 2000
Minimum amount	Category	Weighted average interest rate	Balance	Percentage of total deposits	Weighted average interest rate	Balance	Percentage of total deposits	Weighted average interest Rate	Balance	Percentage of total deposits
		(Dollars In Thousands)

$100	Transactional accounts zero-rate	0.00%	$15,239	9.57%	0.00%	$10,081	6.86%	0.00%	$11,030	8.03%
100	Transactional accounts	0.49	10,834	6.81	0.48	8,987	6.12	0.92	8,630	6.29
1,000	Money market	0.59	4,406	2.77	0.82	4,960	3.38	2.41	6,605	4.81
100	Savings accounts	0.80	6,602	4.15	0.80	5,736	3.90	1.50	6,075	4.43
2,500	Access money market	1.51	23,023	14.45	2.32	22,137	15.06	4.44	15,693	11.43

	Certificates of Deposit
1,000	30-60 day CDs	0.86	68	0.04	1.15	50	0.03	2.87	53	0.04
1,000	91 day CDs	1.05	354	0.22	1.33	205	0.14	5.21	1,444	1.05
1,000	6 month CDs	2.09	13,439	8.44	3.28	12,373	8.42	5.67	11,944	8.70
1,000	9 month CDs	2.15	1,375	0.86	4.12	2,051	1.40	6.75	5,481	3.99
1,000	1 year CDs	2.46	14,829	9.31	4.36	21,583	14.70	5.79	21,183	15.45
1,000	14 month CDs	2.90	11,933	7.50	3.71	21,142	14.38	6.95	8,840	6.44
1,000	18 month CDs	3.20	14,021	8.81	4.22	10,613	7.22	5.49	3,905	2.84
1,000	2 year CDs	3.75	11,763	7.39	5.03	2,100	1.43	4.92	2,741	2.00
1,000	30 month CDs	3.90	7,406	4.65	4.26	1,125	0.77	4.59	1,748	1.27
1,000	3 year CDs	4.37	2,735	1.72	5.49	2,447	1.67	5.60	1,914	1.39
1,000	4 year CDs	4.20	1,429	0.90	4.90	752	0.51	5.11	1,514	1.10
1,000	5 year CDs	4.82	7,252	4.56	5.41	3,307	2.25	5.54	3,063	2.23
90,000	Jumbo CDs	4.47	737	0.46	5.07	6,124	4.17	6.18	14,745	10.74
100	IRA floating rate	1.87	1,970	1.24	2.70	2,102	1.43	4.55	2,741	2.00
100	1 year IRA	3.03	3,283	2.06	4.63	3,668	2.50	5.08	3,026	2.20
100	15 month IRA	—	—	—	5.85	2	—	5.84	357	0.26
100	2 year IRA	—	—	—	—	—	—	4.26	66	0.05
100	3 year IRA	5.46	2,971	1.87	5.51	2,735	1.86	5.40	2,197	1.60
100	4 year IRA	4.23	200	0.13	—	—	—	—	—	—
100	5 year IRA	4.75	3,328	2.09	5.51	2,640	1.80	5.66	2,281	1.66

		2.33%	$159,197	100.00%	3.16%	$146,920	100.00%	4.54%	$137,276	100.00%

The following table sets forth the savings flows of the Bank during the periods indicated.  Net deposits (withdrawals) refer to the amount of deposits during a period less the amount of withdrawals during the same period.  Deposit flows at savings institutions may also be influenced by external factors such as governmental credit policies and depositors’ perceptions of the adequacy of federal insurance of accounts.

	Year Ended December 31
	2002	2001	2000
	(Dollars In Thousands)

Net deposits (withdrawals) before interest credited	$8,027	$3,895	$9,623
Interest credited	4,250	5,749	5,173

Net increase (decrease) in deposits	$12,277	$9,644	$14,796

Percent increase	8.36%	7.26%	12.08%

The following table shows interest rate and maturity information for the Bank’s time deposits as of December 31, 2002.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of total
	(Dollars In Thousands)

Time deposits maturing in quarter ending:

March 31, 2003	$2,422	$22,197	$3,148	$970	$28,737	29.00%
June 30, 2003	4,359	9,149	812	164	14,484	14.62
September 30, 2003	381	8,081	676	11	9,149	9.23
December 31, 2003	1,438	6,059	549	216	8,262	8.34
March 31, 2004	1,663	3,756	1,181	226	6,826	6.89
June 30, 2004	—	7,815	1,976	9	9,800	9.89
September 30, 2004	—	1,815	523	—	2,338	2.36
December 31, 2004	—	5,567	1,709	—	7,276	7.34
March 31, 2005	—	478	117	—	595	0.60
June 30, 2005	—	569	316	289	1,174	1.18
September 30, 2005	—	604	208	—	812	0.82
December 31, 2005	—	631	116	21	768	0.78
Thereafter	—	633	8,239	—	8,872	8.95

Total	$10,263	$67,354	$19,570	$1,906	$99,093	100.00%

Percent of total	10.36%	67.97%	19.75%	1.92%	100.00%

The following table indicates the amount of the Bank’s time deposits by size or from public entities, by time remaining until maturity as of December 31, 2002.

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
	(Dollars In Thousands)

Time deposits of $100,000 or less	$22,144	$11,052	$15,588	$29,470	$78,254

Time deposits over $100,000	4,768	925	1,817	7,991	15,501

Public funds(1)	1,825	2,507	6	1,000	5,338

Total time deposits	$28,737	$14,484	$17,411	$38,461	$99,093

(1)                                  Time deposits from government and other public entities.

From time to time, the Bank has had greater amounts of public funds.  The amount of public funds held by the Bank at December 31, 2002 and 2001 was $6,674,657 and $8,402,922, respectively.  The Bank is required to pledge collateral or a letter of credit from FHLB for such funds.  At December 31, 2002, the Bank has $286,633 in letters of credit outstanding.

Borrowings.  Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings when there is a net outflow of deposits, when advances are a less costly source of funds or when funds from advances can be invested at a positive spread.  In addition, the Bank has relied upon selected borrowings for short-term liquidity needs.

The Bank may obtain advances from the FHLB of Dallas upon the security of its capital stock of the FHLB of Dallas and certain of its mortgage loans, investment securities and mortgage-backed securities.  Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At December 31, 2002, the Bank had $8,267,321 in FHLB borrowings outstanding, which allowed the Bank to increase the amount of its loans receivable.

During fiscal 2002, the Bank utilized advances from FHLB of Dallas to cover funding of loans.

The following table sets forth maximum balance, average balance, and average rate paid on FHLB advances for the period indicated.

	Year ended December 31
	2002	2001	2000
	(Dollars In Thousands)

Maximum amount of borrowings outstanding	$11,500	$12,050	$16,500

Approximate average borrowings outstanding	$9,456	$5,840	$8,294

Approximate weighted average interest rate paid	3.47%	4.54%	6.12%

On June 27, 2002, the Company issued $4 million in trust preferred securities through a private placement of Floating Rate Trust Preferred Securities of Access Anytime Capital Trust II with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities are at a variable rate of the London Interbank Offered Rate (LIBOR) plus 365 basis points, floating quarterly, with a five-year cap of 12%.  At December 31, 2002, the interest rate was 5.425%.  The trust preferred securities may be redeemed by the Company at par on July 25, 2007.

On July 17, 2001, the Company issued $4 million of 10.25% Fixed Rate Capital Trust Pass-through Securities of Access Anytime Capital Trust I with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities may be redeemed by the Company as early as July 25, 2006 and may be redeemed at par on July 25, 2011.  The Company invested approximately $2.9 million of the net proceeds in the Bank to increase its capital levels.

Subsidiary of the Bank

In 1974, the Bank incorporated First Equity Development Corporation (“FEDCO”), a New Mexico corporation, as a wholly-owned subsidiary of the Bank.  The directors and officers of FEDCO also serve as officers of the Bank.  Prior to 1991, FEDCO’s primary business was real estate acquisition, development and construction, and investment in the Bank’s former data processing service bureau.  FEDCO had $817 and $817 in cash at December 31, 2002 and 2001, and no other assets or liabilities and is currently an inactive corporation.  Thrift institutions are permitted to invest an amount equal to 2% of their assets, through a subsidiary, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes.

Regulation

General.  The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer.  The Bank’s deposit accounts are insured up to applicable limits by the SAIF administered by the FDIC, and it is a member of the FHLB of Dallas.  The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions.  The OTS and the FDIC conduct periodic examinations to assess the Bank’s compliance with various regulatory requirements.  Such regulation and supervision establish a comprehensive framework of activities in which an institution may engage and are intended primarily for the protection of the insurance fund and depositors.  The Company, as a unitary thrift holding company, is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the SEC under the federal securities laws.

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

Federal law also requires OTS approval prior to any change of control of the Company or the Bank. Under OTS regulations, “control” is presumed to exist if an individual or company acquires more than twenty-five percent of any class of voting stock of a thrift association or holding company.  Control is also presumed to exist, subject to being rebutted, if a person acquires more than ten percent of any class of voting stock (or more than twenty-five percent of any class of non-voting stock) and is subject to any of several control factors, including, among other matters, the relative ownership position of a person, the existence of control agreements and other factors.

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

Federal Securities Law.  The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

Insurance of Accounts and Regulation by the FDIC.  The Bank is a member of the SAIF, which is administered by the FDIC.  Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC.  The FDIC also has the authority to initiate enforcement actions against thrift associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.  The FDIC may initiate an examination for institutions graded 3, 4, or 5 without approval of the other agencies.

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation.  Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium, while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium.  Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation).  Tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income.  Intangible assets including disallowed servicing assets and disallowed deferred tax assets are deducted from capital to calculate adjusted tangible capital.

The OTS regulations establish special capitalization requirements for thrift associations that own subsidiaries.  Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital.  In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are “includable” subsidiaries that are consolidated for capital purposes in proportion to the association’s level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for accounting principles generally accepted in the United States of America purposes.  For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital, with a five-year transition period beginning on July 1, 1990, for investments made before April 12, 1989.  At December 31, 2002, the Bank had tangible capital of $17,807,985 or 9.48% of adjusted total assets (as defined by regulation), which was $14,991,481 above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation).  Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships.  A thrift association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.  At December 31, 2002, the Bank had core capital equal to $17,807,985 or 9.48% of adjusted total assets, which was $10,297,309 above the minimum leverage ratio requirement of 4% as in effect on that date.

The OTS risk-based requirement requires thrift associations to have total capital of at least 8% of risk-weighted assets (as defined by regulation).  Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.  The OTS is also authorized to require a thrift association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  At December 31, 2002, the Bank had no capital instruments that qualify as supplementary capital.  In addition, general loss reserves at that date were less than 1.25% of risk-weighted assets.

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

At December 31, 2002, the Bank had total risk-based capital of $18,565,839 or 13.99% of risk-weighted assets. This amount was $7,950,079 above the 8% requirement in effect on that date.

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

The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against thrift associations that fail to meet their capital requirements.  The OTS is generally required to take action to restrict the activities of an “undercapitalized association” (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio).  Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that is will enter into a limited capital maintenance guarantee with respect to the institution’s achievement of its capital requirements.

Any thrift association that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions.  These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate.  An association that becomes “critically undercapitalized” (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations.  In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a thrift association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

Any undercapitalized association is also subject to other possible enforcement actions by the OTS or the FDIC.  Such actions could include a capital directive, a cease-and-desist order, civil money penalties, the establishment of restrictions on all aspects of the Bank’s operations or the appointment of a receiver or conservator or a forced merger into another institution.

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

The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Company’s operations and profitability.  The Company’s shareholders do not have preemptive rights, and therefore, if the Bank is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

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

Generally, thrift associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association’s tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period.  However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS.  The Bank may pay dividends in accordance with this general authority.

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

Qualified Thrift Lender Test.  All thrift associations, including the Bank, are required to meet a QTL test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the thrift association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2002, the Bank met the QTL test and has always met the test since its inception.

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

Community Reinvestment Act.  Under the CRA, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.  An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.  The most recent CRA examination as of June 28, 1999 classified the Bank as satisfactory.

The federal banking agencies, including the OTS, revised the CRA regulations and the methodology for determining an institution’s compliance with the CRA.  Due to the heightened attention being given to the CRA, the Bank may be required to devote additional funds for investment and lending in its local communities.

Transactions with Affiliates.  Generally, transactions between a thrift association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates.  In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association’s capital.  Affiliates of the Bank include the Company and any company which is under common control with the Bank.  In addition, a thrift association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.  The OTS has the discretion to treat subsidiaries of thrift associations as affiliates on a case-by-case basis.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS.  These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests.  Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.  At December 31, 2002, loans to directors, executive officers, and major stockholders were $1,523,636.

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

Under federal law, the FHLBs are required to provide funds for the resolution of troubled thrift associations and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in the Bank’s capital.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas.  At December 31, 2002, the Bank had $1,013,200 in FHLB stock.  The Bank has received dividends on its FHLB stock which have averaged 4.94% over the past five calendar years and were 2.94% for calendar year 2002.  In addition, the Bank received a one-time special dividend of $14,400 in April 2000.

For the year ended December 31, 2002, stock and cash dividends paid by the FHLB of Dallas to the Bank totaled $29,223 which constitutes a $10,569 decrease from the amount of dividends received in fiscal year 2001.  The $6,975 dividend received for the quarter ended December 2002 reflects an annualized rate of 2.75%.

Regulatory Developments in 2002.

Sarbanes-Oxley Act of 2002 and Implementing Regulations

The Sarbanes-Oxley Act, which enacted sweeping measures that, among other things, tighten the rules governing auditors, corporate officers and executives, and investment banking research analysts, was signed into law as of July 30, 2002.  This act included far-reaching changes in federal securities regulation that could represent the most significant overhaul since the enactment of the Securities Exchange Act of 1934.  Under this act, chief executive officers and chief financial officers of public companies are now required to personally certify that the reports their companies file with the SEC are accurate and complete.  Those persons who are responsible for accounting or reporting violations are subject to harsh civil and criminal penalties.  The act generally prohibits loans to directors and executive officers, but incorporated a provision similar to Regulation O which lets financial firms lend to their executives and directors in the normal course of business under normal market terms and rates.

Final Regulations Adopted in 2002

The FDIC, FRB, OCC, Treasury and the OTC adopted various final regulations in 2002.  The list is numerous, with many being technical and corrective or administrative in nature, and includes the following:

•                    Savings associations – transactions with affiliates;

•                    Recordkeeping and confirmations requirements for securities transactions and fiduciary powers of savings associations;

•                    Alternative Mortgage Transaction Parity Act;

•                    Regulatory reporting standards; qualifications of independent public accountants performing audit services for voluntary audit filers;

•                    Capital – qualifying mortgage loan, interest rate risk component;

•                    Risk-based capital guidelines; capital adequacy guidelines; capital maintenance; capital treatment of recourse, direct credit substitutes and residential asset securitizations; and

•                    USA Patriot Act implementation – anti-money laundering; record keeping and reporting

Regulation W

Of these actions, the most noteworthy in this discussion, although not currently applicable to the Company or the Bank, may be that relating to a parent’s transactions with its affiliates.  Regulation W is comprehensive and covers virtually all transactions between a bank and its affiliates.

Derivatives.  Regulation W incorporates the January 1, 2002, interim rule which requires banks to monitor and control credit exposures from derivative transactions with affiliates and to ensure that transactions comply with the “arms length” requirements of section 23B.  The rule also extends coverage to certain derivative transactions with nonaffiliates.

Bank Subsidiaries.  The Gramm-Leach-Bliley Act (“GLB”) authorized banks to engage in certain new securities, insurance and other activities that are “financial in nature” or “incidental to a financial activity” through affiliates of financial holding companies or through financial subsidiaries of the bank.  GLB provides that financial subsidiaries of national banks and state banks that engage in these activities are “affiliates” for purposes of section 23A.  Prior to GLB, certain bank subsidiaries were generally excluded from the definition of “affiliate” for purposes of section 23A.  Regulation W now applies section 23A restrictions prospectively to those subsidiaries.  Operating subsidiaries (those subsidiaries that carry on activities permissible for a national bank) are not considered affiliates under the new rule.  And, there is a special exemption for financial subsidiaries limited to insurance agency activities.

Valuation of Investments in an Affiliate.  For purposes of section 23A’s quantitative limits, investments by a bank in securities issued by an affiliate will be based on the greater of the purchase price or the carrying value of the securities.

The “Section 250.250” Exemption.  Regulation W provides a section 23A exemption for a bank’s purchase of loans from an affiliate if, before the loan is made by the affiliate, the bank makes an independent evaluation of the creditworthiness of the loan and commits to purchase of the loan.  The exemption would not apply if the bank’s loan purchases exceed 50 percent of the affiliate’s total loans.  The allowable percentage could be reduced if an examiner determines it necessary for safety and soundness reasons.  A pending proposal could further limit loan purchases to 100% of the purchasing bank’s capital and surplus.

Corporate Reorganization.  Purchasing assets from an affiliate is exempt if: (a) the asset purchase is part of an internal corporate reorganization of the holding company; (b) involves the transfer of all, or substantially all, of the shares or assets of the affiliate; (c) the member bank provides prior written notice to its appropriate federal banking agency and the FRB; (d) the holding company commits to make the bank whole for two years for any transferred assets that become low-quality assets; (e) the transaction is approved by a majority of the bank’s board of directors; (f) the value of the covered transaction is less than 10 percent of the bank’s capital stock and surplus (or up to 25 percent of such amount if approved by the bank’s appropriate federal banking agency); and (g) the holding company and all subsidiary banks are well-capitalized and well-managed before and after the transaction.

Proposed Federal Legislation.

Proposed Federal Deposit Insurance Reform Act 2003

The proposed legislation would:

•                    Merge the Bank Insurance Fund (“BIF”) and the Savings Association Insurance fund (“SAIF”);

•                    Terminate the 23 basis point premium “rate cliff” that occurs when the reserve ratio of deposits insured to premiums held falls below 1.25% for more than one year;

•                    Create a reserve range within which the reserve ratio can float;

•                    Increase coverage limits for individual accounts from $100,000 to $130,000 and index future coverage limits to inflation;

•                    Double coverage limits for certain types of Individual Retirement Accounts (“IRAs”) and 401(k)s;

•                    Increase coverage limits for municipal deposits; and

•                    Provide a “lifeline” provision which seeks basic banking services for the poor with a reduced cost for income-qualified customers.

Federal and State Taxation

Federal Taxation.  Prior to the enactment of recent legislation (discussed below), thrift associations such as the Bank that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the “Code”), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes.  The amount of the bad debt reserve deduction for “non-qualifying loans” was computed under the experience method.  The amount of the bad debt reserve deduction for “qualifying real property loans” (generally loans secured by improved real estate) is computed under the experience method.

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

In addition to regular income tax, corporations, including thrift institutions such as the Bank, generally are subject to a minimum tax.  An alternative minimum tax (“AMT”) is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation’s regular taxable income (with certain adjustments) and tax preference items, less any available exemption.  The AMT is imposed to the extent it exceeds the corporation’s regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.  For taxable years beginning after 1986 and before 1996, corporations, including thrift associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of AMT income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

To the extent earnings appropriated to a thrift institution’s bad debt reserves for “qualifying real property loans” and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the thrift’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of December 31, 2002, the Bank had no Excess.  Under present law, should the Bank cease to be a thrift institution, the Company would be required to recapture the Bank’s bad debt reserves in its Excess.

As of December 31, 2002, the Company had a net deferred tax asset of $361,368 and a valuation allowance of $900,131 which was primarily related to New Mexico Net Operating Loss (“NOL”) carry forwards and AMT credit carry forwards.  As of December 31, 2002, the total New Mexico NOL was $17,488,409, may not be carried back and will expire in 2005.  The AMT credit carry forward was approximately $157,000 and will carry forward indefinitely.  Based on the Company’s historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company’s future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets at December 31, 2002.

Section 382 of the Internal Revenue Code provides that the aforementioned tax NOL carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year testing period.  Due to the fact that the Company has a tax NOL carryforward, it is required to report changes in ownership of 5% or greater of stockholders annually to the Internal Revenue Service (“IRS”).  The statute and applicable Treasury regulations are extremely complex.  The Company believes that no change of ownership as defined in applicable Section 382 regulations occurred through the three-year testing period ended December 31, 2002.  However, if such a change in ownership occurs, the annual use of the tax NOL carryforwards would be subject to an annual limitation.

The Company files consolidated federal income tax returns with the Bank and its subsidiary on a fiscal year basis using the accrual method of accounting.  The Bank’s federal income tax returns have not been examined by the Internal Revenue Service since 1990.  With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies.  In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiary.

State Taxation.  As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware.  The Bank is also subject to an annual franchise tax imposed by the State of Delaware.

The State of New Mexico has a corporate tax which subjects the Bank’s New Mexico taxable income to tax rates ranging from 4.8% to 7.65%.  New Mexico taxable income is computed by applying certain modifications to federal taxable income.  The principal difference between state and federal taxable income is that interest earned on U.S. government obligations is not taxable for state purposes.

The Bank’s income tax returns have not been audited by state authorities during the past five years.

Competition

The Bank’s primary service area, which presently represents the principal operating activities of the Company, includes the New Mexico counties of Bernalillo, Cibola, Curry, De Baca, Los Alamos, McKinley, Roosevelt, Sandoval, Santa Fe, Torrance, Valencia, Apache county in Arizona, and the Texas counties of Parmer and Bailey.  The Bank attracts all of its deposits and loans through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other thrift institutions and commercial banks located in the same communities as well as brokerage firms and insurance companies.

Employees

As of December 31, 2002, the Company and the Bank had 78 full-time and 10 peak-time employees.  Such employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Item 2.                                                           Description of Property

The following table sets forth information relating to each of the Company’s current offices.  Net book value and total investment figures are for land, building, furniture and fixtures.

Location	Date acquired	Net book value at December 31, 2002(1)		Branch deposits at December 31, 2002

Main office:
801 Pile Street Clovis, New Mexico	1966	$878,860		$63,363,910

Branch offices:
Prince and Parkland Streets Clovis, New Mexico	1978	299,421		13,247,575

400 West First Street Portales, New Mexico	1982	529,609		25,386,743

101 West Hill Street Gallup, New Mexico	1999	495,071		17,531,227

5210 Eubank N.E. Albuquerque, New Mexico	2000	1,262,545		35,683,271

3301 Coors Blvd NW Albuquerque, New Mexico	2002	68,007	(2)	3,107,023

7101 Jefferson Albuquerque, New Mexico	2002	42,572	(2)	—	(3)

2280-B Wyoming NE Albuquerque, New Mexico	2002	78,084	(2)	877,409

(1)                                  The book value of the Company’s investment in land, premises and equipment, less accumulated depreciation, totaled $3,654,169 at December 31, 2002.

(2)                                  These branches of the Bank are under lease agreements.

(3)                                  The Jefferson branch of the Bank is a loan production office, which does not take deposits.

Item 3.                                                           Legal Proceedings

The Company and its subsidiary are from time to time parties to various legal actions arising in the normal course of business.  Management believes that there is no proceeding threatened or pending against the Company or its subsidiary which, if determined adversely, would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5.                                                           Market for Registrant’s Common Equity and Related Stockholder Matters

The Common Stock of the Bank was traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol “FSBC” prior to October 21, 1996, and the Common Stock of the Company has been traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol “AABC” since October 21, 1996.  As of February 26, 2003, the Company had 1,508,545 shares of common stock outstanding and 342 holders of record.

The following table sets forth the high and low sales prices of the Common Stock of the Company as quoted on the NASDAQ Small Cap Market.

	Price range
	High	Low	Cash Dividends per share

2001
First Quarter	$6.88	$6.00	—
Second Quarter	$7.30	$5.97	—
Third Quarter	$9.40	$6.50	—
Fourth Quarter	$8.20	$7.00	—

2002
First Quarter	$9.00	$7.60	—
Second Quarter	$9.96	$8.36	—
Third Quarter	$9.34	$8.06	—
Fourth Quarter	$9.72	$8.01	—

For a foreseeable period of time, the principal source of cash revenues to the Company will be dividends paid by the Bank.  There are certain statutory and regulatory limitations on the payment of such dividends (and other capital distributions) including OTS regulatory capital requirements. In some cases, the OTS may prohibit a dividend payment that meets these requirements on the basis that such a distribution would be an unsafe or unsound practice.  Furthermore, the Bank may not pay a dividend if it will cause the institution to become “undercapitalized.”

Under the Federal Deposit Insurance Act, an insured bank is prohibited from paying dividends on its capital stock while in default in the payment of any assessment due to the FDIC except in those cases where the amount of the assessment is in dispute and the insured bank has deposited satisfactory security.  The Bank is not in default in the payment of any such assessment.

The Bank paid dividends to the Company of $652,500 and $608,000 in the years ended December 31, 2002 and 2001, respectively.

Item 6.                                                           Management’s Discussion and Analysis or Plan of Operation

Selected Consolidated Financial Highlights

The Company became the unitary thrift holding company for the Bank as a result of the consummation of an Agreement and Plan of Reorganization and related Plan of Merger on October 21, 1996 (the “Merger”). The Company did not have any material assets prior to the Merger.  Following the Merger, the Company’s consolidated statement of financial condition and statement of operations are not materially different from the Bank’s statement of financial condition and statement of operations.  The Company is the successor registrant to the Bank under the Securities Act of 1933 and the Securities Exchange Act of 1934.  The following selected consolidated operating and financial condition data for the Company as of and for each of the five fiscal years ended December 31, 2002 and has been derived from and should be read in conjunction with the audited consolidated financial statements of the Company.  The following summary financial information is qualified in its entirety by and should be read in conjunction with the detailed information and consolidated financial statements of the Company, including the notes thereto, which information as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, is included in this Form 10-KSB.

	For the years ended December 31
Selected consolidated operating data:	2002	2001	2000	1999	1998
	(Dollars In Thousands Except Per Share Data)

Statements of operations data:
Interest income	$11,909	$12,053	$10,701	$8,887	$8,010
Interest expense	5,181	6,280	5,748	4,794	4,523
Net interest income before provision for loan losses	6,728	5,773	4,953	4,093	3,487
Provision for loan losses	786	449	199	324	238
Net interest income after provision for loan losses	5,942	5,324	4,754	3,769	3,249
Net gain on mortgage loans held-for-sale	787	417	251	297	223
Net gain on sale of securities	58	—	—	739	—
Real estate operations, net	22	(6)	(28)	(35)	10
Other income, net	1,575	1,249	1,011	765	1,545
Other expenses	(6,745)	(5,535)	(5,367)	(4,379)	(3,921)
Income before income taxes	1,639	1,449	621	1,156	1,106
Income tax expense (benefit)	636	70	211	(242)	346

Net income	$1,003	$1,379	$410	$1,398	$760

Per share data:
Earnings per common share-basic	$.77	$1.05	$.33	$1.13	$0.62
Earnings per common share-assuming dilution	$.73	$1.02	$.32	$1.10	$0.59

	December 31
Selected consolidated financial condition data:	2002	2001	2000	1999	1998
	(Dollars In Thousands)

Loans receivable, net	$149,856	$141,484	$119,479	$104,177	$88,809
Loans held-for-sale	6,553	1,035	821	184	855
Securities held-to-maturity	1,862	1,611	6,091	6,857	7,528
Securities available-for-sale	6,665	10,447	7,639	9,120	11,426
Real estate owned, net	648	606	154	188	166
Total assets	192,100	175,558	154,345	141,808	121,768
Deposits	159,197	146,920	137,276	122,480	105,045
Federal Home Loan Bank advances	8,267	8,750	2,750	7,250	5,750
Net unrealized appreciation (depreciation) on available-for-sale securities, net	90	72	(45)	(73)	(41)
Stockholders’ equity	14,817	13,502	11,736	11,313	9,925

Selected financial ratios and other data:	2002	2001	2000	1999	1998

Performance ratios:
Return on assets (ratio of net income to average total assets)	0.55%	0.84%	0.28%	1.06%	0.66%
Interest rate spread information:
Average during period	3.71	3.63	3.53	3.17	3.02
End of period	3.70	4.05	3.46	3.55	3.04
Net interest margin(1)	3.80	3.72	3.61	3.33	3.20
Ratio of operating expense to average total assets	3.66	3.36	3.64	3.35	3.42
Return on equity (ratio of net income to average equity)	7.08	10.93	3.56	13.17	7.97

Quality ratios:
Non-performing assets to total assets at end of year	1.18%	1.15%	0.28%	0.22%	0.42%
Allowance for loan losses to non-performing assets	36.33	37.02	157.03	276.84	116.62
Allowance for loan losses to total loans	0.54	0.53	0.57	0.83	0.68

Capital ratios:
Equity to total assets at the end of year	7.71%	7.69%	7.60%	7.98%	8.15%
Average equity to average assets	7.70	7.65	7.78	8.06	8.33
Ratio of average interest-earning assets to average interest-bearing liabilities	102.82	102.31	101.84	104.25	112.47

Number of full service facilities	7	5	5	4	3

(1)                                  Net interest income divided by average interest earning assets

General

The Company is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of the Bank.  The Bank is a federally chartered stock savings bank conducting business from seven banking locations in Clovis, Albuquerque, Gallup, and Portales, New Mexico.  The Bank has a wholly-owned subsidiary, FEDCO, which is currently inactive.

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

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers.  The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base.  A further source is the Bank’s ability to borrow funds.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) which provides a source of borrowings to the Bank for asset and asset/liability matching.  FHLB borrowings were $8.27 and $8.75 million at December 31, 2002 and 2001, respectively.

Liquidity risk results from the mismatching of assets and liability cash flows.  Management chooses asset/liability strategies that promote stable earnings and reliable funding.  Interest rate risk and funding positions are kept within limits established by the Board of Directors of the Bank to ensure that risk taking is not excessive and that liquidity is properly managed.  The Bank keeps a portion of its interest-bearing assets in adjustable-rate products to reduce interest rate sensitivity.  Therefore, if rates increase the Bank can retain its deposits by increasing rates paid on deposits, while limiting the impact on the Bank’s net interest margin.  A concentrated effort is made to retain deposits associated with unidentifiable intangible asset.  The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $59.8 and $54.0 million at December 31, 2002 and 2001, respectively.

In order to continue to meet the financial services needs of the communities it serves, the Bank intends to continue to grow in a reasonable, prudent manner which may include expansion of the existing branch network.  As a part of this intended growth, the Bank has increased the portfolio allocation of single-family lending, consumer lending and commercial lending.  Leased in-store branches have been added and should assist in the expansion of the Bank’s core deposit base.

Growth of the Bank may be financed by either increasing the deposit portfolio or from borrowed funds.  The use of borrowed funds to purchase short duration, mortgage-backed securities or single family mortgage loans may be considered to add to the Bank’s portfolio.

The Company’s strategic plan will continue to be reviewed quarterly for progress by the Board of Directors.  The Board will modify the plan as deemed appropriate to reflect the operational environment of the Bank.

The Bank originated a high volume of single-family mortgage loans during 2002 and 2001, because of the historically low interest rates on mortgage loans.  The Bank was able to increase its loans sold while increasing the loans receivable during 2001 and increased those levels in 2002.  In 2002 and 2001 the Bank sold the lower rate mortgage loans and put the higher rate mortgage loans into loans held-to-maturity.

Prepayment tendencies on loans and mortgage-backed securities may vary from historical experience and depositors’ preference for various deposit products and maturities may also vary.  The Bank’s favorable liquidity position allows some flexibility in adjusting to cash flow requirements brought on by interest rate changes.  The Bank’s one-year interest-rate sensitivity gap was a negative 12.08% of total assets at December 31, 2002.  A negative gap indicates there are more interest-bearing liabilities repricing during a stated period than interest-earnings assets.

At December 31, 2002, the Bank had unrealized gains in its mortgage-backed securities portfolio which are being held-to-maturity.  The Bank has both the intent and ability to hold these securities until maturity.  In addition, management believes the Bank will be able to collect all amounts due according to the contractual terms of the debt securities and is not aware of any information that would indicate the inability of any issuer of such securities to make contractual payments in a timely manner.  As such the Bank believes that these unrealized gains will not ultimately be realized.

All of the Bank’s mortgage-backed securities are agency securities and are either guaranteed by the full faith and credit of the United States Government (GNMA) or are insured by a government sponsored enterprise (FNMA and FHLMC).  None of these securities are considered “high risk” as defined by the OTS and none have failed to pass the FFIEC mandatory test for “high risk” securities.  The Bank does not invest in such “high risk” securities.

Management of the investment portfolio is not designed to be the primary source of funds for the Company’s operations.  Rather, it is viewed as a use of funds generated by the Company to be invested in interest-earning assets to be held-to-maturity or available-for-sale.  Cash flow mismatches between sources and uses of funds should not require any of the securities to be liquidated.  While cash flows from the securities vary depending on the prepayment speeds associated with each particular security, the variance in the prepayment speeds does not impact the over-all cash flow needs of the Bank since the Bank has the ability to borrow funds from the FHLB of Dallas.  See Liquidity and Capital Resources in this Form 10-KSB.

Regulatory Matters

Under the CRA, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods.  The most recent CRA examination as of June 28, 1999 classified the Bank as satisfactory.

Results of Operations

The Company’s operating results are impacted by many factors, the most important factor being the interest spread between the yield on loans and investments and the cost of funds.  The following table presents operating results for the Company.  The table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  No tax equivalent adjustments were made and all average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	Years ended December 31,
	2002			2001			2000
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable(1)	$152,614	$10,985	7.20%	$133,541	$10,775	8.07%	$113,463	$9,193	8.10%
Mortgage-backed securities	8,444	485	5.73	10,783	681	6.31	13,674	849	6.21
Investment securities	3,042	179	5.88	3,293	208	6.32	3,394	243	7.15
Other interest-earning assets	13,107	260	1.97	7,593	389	5.11	6,772	416	6.14

Total interest-earning assets(1)	$177,207	$11,909	6.72%	$155,210	$12,053	7.77%	$137,303	$10,701	7.79%

Interest-bearing liabilities:
Deposits	$155,803	$4,239	2.72%	$142,732	$5,734	4.02%	$125,636	$5,155	4.10%
Federal Home Loan Bank advances	9,455	329	3.48	5,840	265	4.54	8,294	508	6.12
Other borrowings	7,083	613	8.66	3,128	281	8.99	895	85	9.61

Total interest-bearing liabilities	$172,341	$5,181	3.01%	$151,700	$6,280	4.14%	$134,825	$5,748	4.26%

Net interest income		$6,728			$5,773			$4,953
Net interest rate spread			3.71%			3.63%			3.53%

Net interest-earning assets	$4,866			$3,510			$2,478
Net yield on average interest-earning assets			3.80%			3.72%			3.61%

Average interest-earning assets to average interest-bearing liabilities		102.82%			102.31%			101.84%

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

	Years ended December 31
	2002 vs 2001				2001 vs 2000
	Increase (decrease) due to				Increase (decrease) due to
	Volume	Rate	Rate/ volume	Total	Volume	Rate	Rate/ volume	Total
	(Dollars In Thousands)
Interest-earning assets:
Loan portfolio	$1,539	$(1,162)	$(167)	$210	$1,626	$(34)	$(10)	$1,582
Mortgage-backed securities	(148)	(63)	15	(196)	(180)	14	(2)	(168)
Investments	(16)	(14)	1	(29)	(7)	(28)	0	(35)
Other interest earning assets	282	(238)	(173)	(129)	50	(70)	(7)	(27)

Total interest-earning assets	$1,657	$(1,477)	$(324)	$(144)	$1,489	$(118)	$(19)	$1,352

Interest-bearing liabilities:
Deposits	$525	$(1,856)	$(164)	$(1,495)	$701	$(101)	$(21)	$579
Federal Home Loan Bank advances	164	(62)	(38)	64	(150)	(131)	38	(243)
Other borrowings	356	(10)	(14)	332	215	(6)	(13)	196

Total interest-bearing liabilities	$1,045	$(1,928)	$(216)	$(1,099)	$766	$(238)	$4	$532

Change in net interest income	$612	$451	$(108)	$955	$723	$120	$(23)	$820

Comparison of Years Ended December 31, 2002 and 2001

Net income for the year ended December 31, 2002 was $1,003,000, or $0.77 per basic share compared to $1,379,000, or $1.05 for the year ended December 31, 2001.  The decrease was $376,000, or 27.27% for the year.

Net Interest Income.  Net interest income before provision for loan losses increased by 16.55% or $6,728,000 in 2002, compared to $5,773,000 in 2001.  The increase in 2002 was primarily due to a decrease in total interest expense of $1,099,000, which was due to a $1,494,000 decrease in interest expense on deposits.  The decrease in interest expense on deposits in 2002 occurred while deposits increased by $12.3 million, and was primarily due to lower rates paid on deposits.

Provision for Loan Losses.  The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans.  During 2002, the provision for loan losses increased to $786,000 from $449,000 in 2001, primarily due to the increase in loans receivable and an increase in loss experience in dealer automobile and commercial loans during 2002.

Noninterest Income.  Noninterest income was $2,420,000 in 2002 compared to $1,666,000 in 2001.  During 2002, gains on sales of loans increased $370,000, loans servicing and other fees increased $224,000 reflecting the increase in loans originated in 2002, and other income increased by $101,000 due to an increase in fees on deposit accounts.

Noninterest Expense.  Noninterest expense was $6,723,000 in 2002 compared to $5,541,000 in 2001.  The increase was primarily due to a $716,000 increase in salaries and employee benefits and $337,000 increase in other expense.

Provision for Income Taxes.  During 2001, the Company reversed certain deferred tax allowances previously recorded in accordance with SFAS 109.  These allowances related to state income tax net operating loss carryforwards and alternative minimum tax (AMT) credit carryforwards.  The effect of this change in estimates was an increase in net income of approximately $420,000 (tax benefit).  Therefore, the net income tax expense of $636,000 in 2002 was an increase of $566,000 from the $69,000 expense in 2001.

Comparison of Years Ended December 31, 2001 and 2000

Net income for the year ended December 31, 2001 was $1,379,000 or $1.05 per basic share compared to $410,000, or $.33 per basic share for the year ended December 31, 2000.  The increase was $969,000, or 236.34% for the year.

Net Interest Income.  Net interest income before provision for loan losses increased by 16.56% to $5,773,000 in 2001, compared to $4,953,000 in 2000.  The increase in 2001 was due to an increase in loans receivable, which increased interest income on loans receivable by $1,582,000 or 17.20%.

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

Provision for Income Taxes.  In addition to the improvements in the net interest income, noninterest income and expense controls and after performing a detailed analysis of the Company’s current income tax position, and strong fourth quarter results, the Company reversed certain deferred tax allowances previously recorded in accordance with SFAS 109.  These allowances related to state income tax net operating loss carryforwards and AMT credit carryforwards.  The effect of this change in estimates was an increase in net income of approximately $420,000 (tax benefit).  The net income tax expense of $69,000 in 2001 was a decrease of $142,000 from the $211,000 expense in 2000.

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

The Bank assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans.  These loans generally have longer terms than the short term characteristics and liabilities of customer accounts and borrowed money.  Rates increased in 1999 and 2000, but rates decreased in 2001 and continued to decrease during 2002.  As the increase in prepayment and loan refinancing of mortgage loans and mortgage-backed securities has occurred, the proceeds have been channeled to new single family home loans, consumer loans, and commercial loans with a resulting increase in interest income and gains on sales of loans.

Interest rate sensitivity is the rate at which the Bank’s assets and liabilities are subject to repricing at future time periods.  Management seeks to effectively manage interest rate sensitivity to insure that net interest income is maximized while the impact of change on market interest rates is minimized.  It is the objective of the Bank to reduce the sensitivity of its earnings to fluctuating interest rates by diversifying the sources of funds, improving its interest rate spread, and improving the ratio of earning assets to interest bearing liabilities.  Also, the Bank needs to maintain a match of maturities and interest rate sensitivity of its assets and liabilities.

The differences between the volume of assets and liabilities in the Bank’s current portfolio, which are subject to repricing in future time periods, are known as interest rate sensitivity gaps.  Certain estimates and assumptions are included in the data in the table below which sets forth the interest rate sensitivity analysis at December 31, 2002.

The following table sets forth the assumed repricing and maturity periods of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2002 and the interest rate sensitivity gap percentages at the dates indicated.  The interest rate sensitivity gap is defined as the amount by which assets repricing within the respective periods exceed liabilities repricing within such periods.  The effect of these assumptions is to quantify the dollar amount of items that are interest-rate sensitive and can be repriced within each of the periods specified. Such repricing can occur in one of three ways:  (1) the rate of interest to be paid on an asset or liability may adjust periodically on the basis of an index; (2) an asset or liability such as a mortgage loan may amortize, permitting reinvestment of cash flows at the then-prevailing interest rates; or (3) an asset or liability may mature, at which time the proceeds can be reinvested at current market rates.

	Maturing or Repricing Amount
	Within one year	Over 1 to 3 years	Over 3 to 5 years	Over 5 to 10 years	Over 10 to 20 years	Over 20 years	Total
	(Dollars In Thousands)

Total Rate Sensitive Assets:
Mortgages:
Adjustable-rate (1)	$7,984	$2,701	$316	$26	$—	$—	$11,027
Fixed-rate (2)	28,060	36,585	11,331	4,452	175	1	80,604
Construction (6)	1,591	—	—	—	—	—	1,591
Non-residential adjustable (2)	7,939	10,385	1,296	—	—	—	19,620
Non-residential fixed	1,032	5,006	2,299	452	117	10	8,916
Non-Mortgages:
Consumer and Commercial adjustable	6,278	1,461	—	—	—	—	7,739
Consumer and Commercial fixed (2)(6)	4,319	13,197	5,848	2,411	1,431	—	27,206
Investments:
Investment securities (3)	1,939	744	—	—	—	200	2,883
Mortgage-backed (1) (2)	5,331	744	119	22	—	—	6,216
Funds sold (3)	10,228	1,500	—	—	—	—	11,728

TOTAL	$74,701	$72,323	$21,209	$7,363	$1,723	$211	$177,530

Total Rate Sensitive Liabilities:
Deposits:
Certificates of deposit (3)	$53,513	$27,306	$6,523	$—	$—	$—	$87,342
IRAs	7,120	2,284	2,347	—	—	—	11,751
Money market (4)	22,185	1,062	398	3,784	—	—	27,429
NOW accounts (4)	8,007	661	541	1,625	—	—	10,834
Savings accounts (4)	4,319	642	304	1,337	—	—	6,602
Advances	2,500	1,000	4,767	—	—	—	8,267

TOTAL	$97,644	$32,955	$14,880	$6,746	$—	$—	$152,225

December 31, 2002
Cumulative interest rate sensitivity gap (5)	$(22,943)	$16,425	$22,754	$23,371	$25,094	$25,305
Cumulative interest rate sensitivity gap (5) as a percent of total assets	(12.08)%	8.65%	11.98%	12.31%	13.21%	13.33%
December 31, 2001
Cumulative interest rate sensitivity gap (5) as a percent of total assets	(7.02)%	(2.72)%	4.58%	4.43%	8.67%	9.38%
December 31, 2000
Cumulative interest rate sensitivity gap (5) as a percent of total assets	(9.62)%	(1.76)%	4.57%	4.56%	8.32%	8.76%

(1)                   Most adjustable rate assets are included in the “under 1 year” category, as they are subject to an interest rate adjustment every six or twelve months, depending upon loan plan.

(2)                   Maturity/rate sensitivity is based upon contractual maturity with projected repayment of principal.

(3)                   Based on contractual maturity of the investments.

(4)                   Savings account decay rates used assume that the accounts have a market value sensitivity approximating that of a 2 ½ year treasury bond.

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

As interest rates declined and loans receivable increased during 2002 and 2001, management of the Bank lengthened the duration of its interest bearing liabilities, to match the duration of its interest earning assets.

The Asset and Liability Committee (“ALCO”) of the Bank is made of management of the Bank and outside directors of the Bank which meets weekly.  ALCO’s principal goal is to establish internal bank asset/liability management communications and control procedures.  ALCO reviews interest rate risk measurements according to guidelines established by the OTS in Thrift Bulletin 13A “Management of Interest Rate Risk, Investment Securities and Derivative Activities,” and the Board of Director’s approved limits. In addition, the Bank runs its own interest rate risk management model, Risk Analytics, which management compares to the information provided by the OTS model.  ALCO makes decisions about retaining deposits, market interest rates, the impact on net interest margins, alternative sources of funding, interest rate sensitivity, and gap imbalances based on these guidelines and measurements.

Presented below, as of December 31, 2002, is an analysis of the Bank’s interest rate risk as measured by changes in net present value for instantaneous and sustained parallel shifts in the yield curve, in 50 or 100 basis point increments, up and down 300 basis points.  As illustrated in the table, the Bank’s NPV is sensitive to both rising rates and declining rates.  This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments (and the NPV focuses on the Bank’s entire portfolio, not just assets that are subject to adjustment or maturity within one year).  When rates decline, the Bank does not experience a significant rise in market value for these loans because borrowers repay at relatively high rates.

Change in interest rate (basis points)	Net Present Value At December 31, 2002
	$ Change	% Change
	(000’s)
(Dollars in Thousands)

+300	$(4,365)	(14)%
+200	(1,737)	(6)
+100	312	1
+50	519	2
0	—	—
-50	(566)	(2)
-100	(1,323)	(4)
-200	(2,784)	(9)
-300	(3,851)	(13)

Management, ALCO, and the board of directors of the Bank review these measurements periodically.  In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk.

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

In addition, the previous table does not necessarily indicate the impact of general interest rate movements on the Bank’s net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Bank’s control.  As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.

Liquidity and Capital Resources

The Company’s current liquidity and capital resources are dependent on its ability to borrow funds from the Bank and other sources as well as receive dividends from the Bank.  The Bank’s primary sources of funds are deposits, sales of mortgage loans, principal and interest payments on loans and mortgage-backed securities, borrowings, and funds provided by operations.  While scheduled loan and mortgage-backed securities principal repayments are a relatively predictable source of funds, deposits flows, prepayments of principal on loans and mortgage-backed securities, and sales of mortgage loans are greatly influenced by general interest rates, economic conditions, and competition.

During the year ended December 31, 2002, total deposits increased approximately $12.3 million or 8.36%, trust preferred securities notes payable increased by $4 million, and securities available-for-sale decreased by $3.8 million.  The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $59.8 and $54.0 million at December 31, 2002 and 2001, respectively.  Stock options were exercised with proceeds to the Company of $80,852 during 2002.  The increase in funds during 2002 was used to increase loans receivable by $8.3 million and loans held-for-sale by $5.5 million, increase certificates of deposit purchased by $5.2 million, and to pay off a note payable on the Employee Stock Option Plan of $1.1 million.

The Bank’s capital for regulatory purposes at December 31, 2002 was $17,807,985 or 9.48% of total regulatory assets.  Regulations require savings institutions to have a minimum regulatory tangible capital ratio equal to 1.5% of adjustable tangible assets, a minimum 3% core capital ratio, and a minimum 8% risk-based capital ratio.  At December 31, 2002 and 2001, the Bank was in compliance with all applicable capital standards.

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

The table below presents the Bank’s capital position at December 31, 2002 relative to the existing regulatory requirements:

	Amount	Percent of assets(1)
	(Dollars In Thousands)

Tangible capital	$17,808	9.48%
Tangible capital requirement	2,817	1.50

Excess tangible capital	$14,991	7.98%

Core capital	$17,808	9.48%
Core capital requirement	7,511	4.00

Excess core capital	$10,297	5.48%

Total capital (i.e., core and supplemental capital)	$18,566	13.99%
Risk-based capital requirement	10,616	8.00

Excess total capital	$7,950	5.99%

(1)             Based upon adjusted assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

The OTS Capital Distribution Regulation differentiates thrift institutions primarily by their capital levels and prescribes the amount of capital distributions that can be made without prior OTS approval.

The Bank has met its liquidity requirements with funds generated from operations, proceeds from repayment or sale of loans and investment securities, short-term borrowings, and the purchase of deposits during 2002.  If alternative funding is needed, the Bank can generate additional funds from several other sources.  Currently, the FHLB system functions as a source of credit for the Bank.

Trust Preferred Securities

On June 27, 2002, the Company issued $4 million in trust preferred securities through a private placement of Floating Rate Trust Preferred Securities of Access Anytime Capital Trust II with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities are at a variable rate of the London Interbank Offered Rate (LIBOR) plus 365 basis points, floating quarterly, with a five-year cap of 12%.  At December 31, 2002, the interest rate was 5.425%.  The trust preferred securities may be redeemed by the Company at par on July 25, 2007.

On July 17, 2001, the Company issued $4 million of 10.25% Fixed Rate Capital Trust Pass-through Securities of Access Anytime Capital Trust I with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities may be redeemed by the Company as early as July 25, 2006 and may be redeemed at par on July 25, 2011.  The Company invested approximately $2.9 million of the net proceeds in the Bank to increase its capital levels.

Asset Quality

Allowance for loan losses.  The allowance for loan losses is established through a provision for loan losses based on management’s quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity.  Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for allowance for loan losses.

During 2002, net loans increased approximately $8,372,000 or 5.92% from December 31, 2001 and the allowance for loan losses increased $80,000.  Management feels that the December 31, 2002 allowances are adequate for future needs.

The following presents an analysis of the allowance for loan losses for years ended December 31, 2002, 2001, and 2000.

	Year ended December 31
	2002	2001	2000
	(Dollars In Thousands)
Mortgage Loans:
Balance at beginning of year	$451	$386	$422
Charged off:
Single family	(53)	(24)	—
Commercial real estate	—	—	—
Recoveries	—	—	—
Net loans charged-off	(53)	(24)	—
Provision for loan losses charged to operations	162	89	72
Transfers	(350)	—	(108)

Balance at end of year	$210	$451	$386

Consumer and Other:
Balance at beginning of year	$294	$295	$442
Charged-off:
Commercial	(319)	(147)	(41)
Automobile	(297)	(98)	(62)
Credit card	(38)	(45)	(22)
Other consumer	(40)	(128)	(26)
Recoveries:
Commercial	—	35	6
Automobile	40	16	11
Credit card	1	—	1
Other consumer	—	6	1
Net loans charged-off	(653)	(361)	(132)
Provision for loan losses charged to operations	624	360	127
Transfers	350	—	108
Acquired reserve	—	—	(250)

Balance at end of year	$615	$294	$295

Total Allowance for Loan Losses:
Balance at beginning of year	$745	$681	$864

Loans charged-off	(747)	(442)	(151)
Recoveries	41	57	19
Net loans charged-off	(706)	(385)	(132)
Provision for loan losses charged to operations	786	449	199
Acquired reserve	—	—	(250)

Balance at end of year	$825	$745	$681

Allowance for loan losses as a percentage of total loans outstanding	0.54%	0.53%	0.57%

Non-performing assets.  Total non-performing assets increased by approximately $259,000 during 2002.  The non-performing assets to total assets ratio is one indicator of the exposure to credit risk.  Non-performing assets of the Bank consist of non-accruing loans, troubled debt restructurings, and real estate which was acquired as a result of foreclosure. The composition of the Bank’s portfolio of non-performing assets is shown in the following table:

	2002	2001	2000
	(Dollars In Thousands)

Non-accruing loans*	$1,623	$1,407	$280
Past due 90 days or more and still accruing	—	—	—
Troubled debt restructured	—	—	—
Other real estate	648	605	154

Total non-performing assets	$2,271	$2,012	$434

Ratio of non-performing assets to total assets	1.18%	1.15%	0.28%

* Primarily loans which are past due for 90 days or more

Interest lost on non-performing assets amounted to $109,517 in 2002 compared to $93,823 in 2001.

Investment securities - The Bank’s available-for-sale securities portfolio has an $150,327 unrealized gain, while a $119,794 unrealized gain was recorded at December 31, 2001.  The Bank’s held-to-maturity securities portfolio has an unrealized gain of $17,424 and $38,591 at December 31, 2002 and 2001, respectively.  The Bank’s available-for-sale and held-to-maturity portfolios did not experience significant fair market value fluctuations during the year ended December 31, 2002.

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

At December 31, 2002, unfunded credit commitments are as follows:

(Dollars In Thousands)

Commitments to extend residential loans	$6,899
Lines of credit	$10,516
Credit cards	$2,074

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Some of the commitments are expected to expire without being drawn upon.  The total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customers.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds collateral and personal guarantees as deemed necessary.  At December 31, 2002 and 2001, the Bank had $286,633 and $4,000,000 in standby letters of credit outstanding, respectively.

At December 31, 2002, the Bank had no open interest rate swaps, futures, options, or forward contracts.

At December 31, 2002 and 2001, the Bank had $13,451,853 and $2,264,188, respectively, of commitments to sell single family residential loans.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data have been prepared in accordance with accounting principles generally accepted in the United States of America which require measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

Virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on the Company’s and the Bank’s performance than does the effect of inflation.

Critical Accounting Policies

Allowance for Loan Losses.  The level of allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans.  During 2002, the provision for loan losses increased to $786,000 from $449,000 for 2001, due to the increase in loans receivable and non-performing assets.

Management of the Bank reviewed its Loan Loss Reserve Policy during 2001 for compliance with SEC Staff Accounting Bulletin (SAB) 102.  In determining the Loan Loss Reserve and Allowances for Loan Loss Reserve the Bank uses the OTS and SEC guidelines, specifically the guidance outlined in OTS CEO Memo 142, SEC SAB 102, FAS 5, and FAS 114.

Based on recommendations by management of the Bank, the Bank’s Board of Directors is responsible for the accuracy and adequacy of the Loan Loss Calculation and reviews and approves the Calculated Reserve and Provisions.  The Board delegates the responsibility to its Audit Committee to oversee the process of how the Loan Loss Reserve is calculated and the periodic validation of the calculation process.

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

The allowance for loan losses is established by management of the Bank to incorporate a systematic methodology, which is applied quarterly, to determine the elements of the allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for anticipated loan losses.  This methodology includes the following elements:

•                  A systematic loan grading system

•                  A periodic review of the summary of the allowance for loan loss balance using historical loss factors

•                  Identification of loans to be evaluated on an individual basis for impairment

•                  Consideration of internal factors such as the Bank’s size, organizational structure, loan portfolio structure, loan administration procedures, past due and delinquency trends, and loss experience

•                  Consideration of risks inherent in different kinds of lending

•                  Consideration of external factors such as local, regional, and national economic factors

•                  An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

Specific reserves are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable.

The Bank’s exposure to commercial loans generally involves a higher degree of credit risk than single-family residential lending.  These loans involve larger loan balances to a single borrower or groups of related borrowers.  These loans are more susceptible to a risk of loss during a downturn in the business cycle.  The underwriting, review and monitoring performed by our officers and directors cannot eliminate all of the risks related to these loans.

Income Taxes.  The Company’s valuation allowance was decreased by approximately $109,000 during the year ended December 31, 2002, due to the expiration of the state net operating losses that had a valuation allowance against them.  As of December 31, 2002, the Company had a total New Mexico net operating loss of $17 million.  The loss may not be carried back, and will expire in varying amounts through 2005.  Due to the uncertainty of the realization of the state net operating loss, the Company has established a valuation allowance of approximately $0.9 million as of December 31, 2002.  In assessing the realizability of the remaining deferred tax assets, management considered projected future taxable income and tax planning strategies.  Based on the Company’s historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company’s future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at December 31, 2002.

Unidentifiable Intangible Asset.  The Company has an unidentifiable intangible asset that was originated in connection with the Company’s expansion through an acquisition of two established branch operations in target markets in 1999.  The intangible asset did not meet the definition of a business combination in accordance with Statement No. 141.  As such, the Company continues to amortize the intangible asset related to the acquisition in accordance with Statement No. 142 over a period of fifteen years.

Contractual Cash Obligations

The following tables present contractual cash obligations and commercial commitments of the Company as of December 31, 2002.

	Payments due by Period
Contractual Cash Obligations	Less than One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(Dollars in Thousands)

Federal Home Loan Bank advances	$2,500	$1,000	$4,767	$—	$8,267
Trust Preferred Securities-Notes Payable	—	—	—	8,000	8,000
Operating leases	39	65	22	11	137
Total contractual cash obligations	$2,539	$1,065	$4,789	$8,011	$16,404

Impact of New Accounting Standards

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement No. 133 (“Statement 133”), Accounting for Derivative Instruments and Hedging Activities.  In June 1999, the FASB issued Statement No. 137, Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of Statement 133 to no later than January 1, 2001 for the Company’s consolidated financial statements.  Statement 133 requires companies to record derivatives on the statement of financial condition at fair value.  Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.  The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions.  In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.  The Company implemented Statement 133 on January 1, 2001 and this implementation did not have any impact on the Company’s consolidated financial statements.

In September 2000, the FASB issued Statement No. 140 (Statement 140), Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces Statement No. 125 (of the same title).  Statement 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of Statement 125’s provisions.  The collateral and disclosure provisions of Statement 140 were effective for year-end 2000 financial statements.  The other provisions of this Statement were effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001.  The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (“Statement 141”), Business Combinations, and Statement No. 142 (“Statement 142”), Goodwill and Other Intangible Assets.  Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted the provisions of Statement 141 as of July 1, 2001.  The adoption of Statement 141 did not have any impact on the Company’s consolidated financial statements.

Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  The Company does not have goodwill or intangible assets with indefinite useful lives subject to the provisions of Statement 142.

In August 2001, the FASB issued Statement No. 144 (Statement 144), Accounting for the Impairment of Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The Company adopted Statement 144 on January 1, 2002 and this adoption had no impact on the Company’s consolidated financial statements.

In December 2001, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 01-6 (SOP 01-6), Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  SOP 01-6 is effective for years beginning after December 15, 2001.  SOP 01-6 applies to any entity that lends to or finances the activities of others, and it also provides specialized guidance for other types of transactions specific to certain financial institutions.  The Company adopted SOP 01-6 on January 1, 2002, and this adoption had no impact on the Company’s consolidated financial statements.

In October 2002, the FASB issued Statement No. 147 (“Statement 147”), Acquisitions of Certain Financial Institutions.  This statement requires that unidentifiable intangible assets that were acquired in a transaction that did not meet the definition of a business combination continue to be amortized over their remaining useful lives.  The Company adopted the provisions of Statement No. 147 as of July 1, 2002, and this adoption had no impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued Statement No. 148 (“Statement 148”), Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.  This statement amends Statement 123 to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, Statement 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Statement 148 is effective for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002.

Statement 148 allows for the fair value based method under Statement 123, Accounting for Stock Based Compensation, or the intrinsic value based method under APB Opinion No. 25 (“Opinion 25”), Accounting for Stock Issued to Employees.  Under the fair value based method of accounting, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is generally the vesting period.  Under the intrinsic value method of accounting, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.  The Company has elected to continue to use the intrinsic value method of accounting under Opinion 25, and will disclose the proforma effects of the fair value based method for the periods presented in its consolidated financial statements.

Forward-Looking Statements

When used in this report, the words “believes,” “anticipates,” “expect” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical or projected economic conditions, including, but not limited to, those set forth in “Management’s Discussion and Analysis or Plan of Operation,” changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition.  READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.  THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

Item 7.                                                           Financial Statements

Financial statements are filed as a part of this report at the end of Part III hereof beginning at page F-1, Index to Consolidated Financial Statements, and are incorporated herein by reference.

Item 8.                                                           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Information has been previously reported as defined in SEC Rule 12b-2.

PART III

The information required by Items 9 through 12 of Part III is omitted from this report because the Company will file a definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-KSB and certain information included therein is incorporated herein by reference.

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

Item 11.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

**2.0

Branch Purchase and Deposit Assumption Agreement dated June 18, 1999 between Bank of Albuquerque, National Association, and FirstBank, a federal savings bank (incorporated by reference from the Company’s Form 8-K filed November 19, 1999)

**2.1

Letter amendment, dated September 30, 1999, to Branch Purchase and Deposit Assumption Agreement dated June 18, 1999 between Bank of Albuquerque, National Association, and FirstBank, a federal savings bank (incorporated by reference from the Company’s Form 8-K filed November 19, 1999)

**3.1

Certificate of Amendment of Certificate of Incorporation and Certificate of Incorporation of the Company (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997, SEC File No. 0-28894)

**3.2	Amended Bylaws of the Company (incorporated by reference from the Company’s Registration Statement on Form S-8, filed June 2, 1997, SEC File No. 333-28215)

**10.1	Agreement and Plan of Reorganization and Plan of Merger (incorporated by reference from the Company’s Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

**10.3	Profit Sharing and Employee Stock Ownership Plan of FirstBank (incorporated by reference from the Company’s December 31, 2000 10-KSB)

**10.3.1	Amendment Number One to Profit Sharing and Employee Stock Ownership Plan of FirstBank (incorporated by reference from the Company’s December 31, 2001 10-KSB)

**10.3.2	Amendment Number Two to Profit Sharing and Employee Stock Ownership Plan of FirstBank (incorporated by reference from the Company’s December 31, 2001 10-KSB)

**10.3.3	Amendment Number Three to Profit Sharing and Employee Stock Ownership Plan of FirstBank (incorporated by reference from the Company’s December 31, 2001 10-KSB)

**10.4

Agreement for Standby Letter of Credit Advances/Confirmation, Collateral Pledge and Security Agreement with FHLB of Dallas (incorporated by reference from the Company’s Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

**/***10.6	Employment Agreement with Kenneth J. Huey, Jr. (incorporated by reference from the Company’s Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

**/***10.6.1	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated November 20, 1997 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.6.2	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated July 29, 1999 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.6.3	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated August 23, 2001 (incorporated by reference from the Company’s September 30, 2001 10-QSB)

**/***10.7	Employment Agreement with Norman R. Corzine (incorporated by reference from the Company’s 1996 10-KSB)

**/***10.7.1	Extension of Employment Agreement with Norman R. Corzine dated November 20, 1997 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.7.2	Extension of Employment Agreement with Norman R. Corzine dated July 29, 1999 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.7.3	Extension of Employment Agreement with Norman R. Corzine dated August 23, 2001 (incorporated by reference from the Company’s September 30, 2001 10-QSB)

*/***10.7.4	Extension of Employment Agreement with Norman R. Corzine dated December 19, 2002

**/***10.8	Employment Agreement with Don K. Padgett (incorporated by reference from the Company’s June 30, 2002 10-QSB)

*/***10.8.1	Extension of Employment Agreement with Don K. Padgett dated December 19, 2002

**/***10.10	Non-Employee Director Retainer Plan (incorporated by reference from the Company’s Registration Statement on Form S-8, filed June 2, 1997, SEC File No. 333-28217)

**/***10.10.1	Amendment Number One to Non-Employee Director Retainer Plan dated April 26, 2001 (incorporated by reference from the Company’s June 30, 2001 10-QSB)

**/***10.11	1997 Stock Option and Incentive Plan (incorporated by reference from the Company’s Registration Statement on Form S-8, filed June 2, 1997, SEC File No. 333-28215)

**/***10.12	Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s December 31, 1998 10-KSB)

**/***10.12.1	Amendment Number One to the Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.12.2	Amendment Number Two to the Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s September 30, 2002 10-QSB)

*/***10.12.3	Amendment Number Three to the Executive Savings Plan dated June 1, 1998

**16.1	Letter from the certifying accountants required by Regulation S-B, Item 304(a)(3) (incorporated by reference from the Company’s December 31, 2000 10-KSB)

*21	Subsidiaries of the Small Business Issuer

*23.1	Consent of Independent Accountants from Robinson Burdette Seright & Burrows, L.L.P.

*23.2	Consent of Independent Auditors from KPMG LLP

*99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Previously filed
***	Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13(a) of Form 10-KSB.

(b)  Reports on Form 8-K

The following subparagraph sets forth information concerning three Form 8-Ks, two of which were filed after the fourth quarter ended December 31, 2002:

1.  On December 18, 2002 the Company filed a Form 8-K to announce that the Board of Directors of FirstBank appointed Don K. Padgett to serve as President and Chief Executive Officer of FirstBank effective January 1, 2003.

2.  On February 25, 2003 the Company filed a Form 8-K to announce it has entered into a stock repurchase program whereby the Company plans to repurchase up to 100,000 common shares before December 31, 2003.

3.  On February 27, 2003 the Company filed a Form 8-K to announce it completed the stock repurchase program whereby the Company repurchased 100,000 common shares of its stock.

Item 14.                                                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic Securities and Exchange Commission (“SEC”) filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS ANYTIME BANCORP, INC.

Date: February 28, 2003	/s/ Norman R. Corzine
Norman R. Corzine, Chairman of the Board,
Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Norman R. Corzine	By:	/s/ R. Chad Lydick
	Norman R. Corzine		R. Chad Lydick
	Chairman of the Board Chief Executive Officer Director		Director

	Date: February 28, 2003		Date: February 28, 2003

By:	/s/ Ken Huey, Jr.	By:	/s/ Charles Guthals
	Ken Huey, Jr.		Charles Guthals
	Chief Financial Officer Principal Accounting Officer Director		Director

	Date: February 28, 2003		Date: February 28, 2003

By:	/s/ Thomas W. Martin, III	By:	/s/ Allan M. Moorhead
	Thomas W. Martin, III		Allan M. Moorhead
	Director		Director

	Date: February 28, 2003		Date: February 28, 2003

By:	/s/ David Ottensmeyer, M.D.	By:	/s/ Cornelius Higgins, Ph.D.
	David Ottensmeyer		Cornelius Higgins
	Director		Director

	Date: February 28, 2003		Date: February 28, 2003

By:	/s/ Richard H. Harding	By:	/s/ Don K. Padgett
	Richard H. Harding		Don K. Padgett
	Director		President Director

	Date: February 28, 2003		Date: February 28, 2003

CERTIFICATIONS

I, Norman R. Corzine, certify that:

1.                                       I have reviewed this annual report on Form 10-KSB of Access Anytime Bancorp, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known  to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	/s/ Norman R. Corzine
Norman R. Corzine, Chairman of the Board,
Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS

I, Ken Huey, Jr., certify that:

1.                                       I have reviewed this annual report on Form 10-KSB of Access Anytime Bancorp, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known  to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	/s/ Ken Huey, Jr.
Ken Huey, Jr., Chief Financial Officer
Director
(Principal Financial and Accounting Officer)

Independent Auditors’ Report

The Board of Directors and Stockholders

Access Anytime Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Access Anytime Bancorp, Inc. and subsidiary (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Anytime Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Albuquerque, New Mexico
January 30, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Access Anytime Bancorp, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flow of Access Anytime Bancorp, Inc. and subsidiary for the year ended December 31, 2000.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Access Anytime Bancorp, Inc. and subsidiary for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Robinson Burdette Martin Seright & Burrows, L.L.P.

Lubbock, Texas
January 31, 2001

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31
	2002	2001
ASSETS

Cash and cash equivalents	$12,342,444	$10,611,093
Certificates of deposit	5,993,000	798,000
Securities available-for-sale (amortized cost of $6,515,011 and $10,327,387)	6,665,338	10,447,181
Securities held-to-maturity (aggregate fair value of $1,879,898 and $1,649,788)	1,862,474	1,611,197
Loans held-for-sale (aggregate fair value of $6,688,146 and $1,055,950)	6,553,116	1,034,719
Loans receivable, net	149,856,081	141,484,353
Interest receivable, loans	771,189	763,202
Interest receivable, securities	102,198	92,816
Real estate owned	647,917	605,552
Federal Home Loan Bank stock	1,013,200	984,200
Premises and equipment, net	3,654,169	3,700,329
Unidentifiable intangible asset, net of accumulated amortization of $460,444 and $314,784	1,723,644	1,869,304
Deferred tax asset	361,368	972,607
Other assets	553,997	583,078

Total assets	$192,100,135	$175,557,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$159,197,158	$146,919,998
Federal Home Loan Bank advances	8,267,321	8,750,000
Accrued interest and other liabilities	1,384,196	936,039
Advanced payments by borrowers for taxes and insurance	434,247	307,669
Employee Stock Ownership Plan – Note Payable	—	1,141,766
Trust Preferred Securities – Notes Payable	8,000,000	4,000,000

Total liabilities	177,282,922	162,055,472

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued	—	—

Common stock, $.01 par value; 6,000,000 shares authorized; 1,508,012 and 1,495,633 shares issued; 1,302,161 and 1,269,991 outstanding in 2002 and 2001, respectively	15,080	14,956
Capital in excess of par value	11,378,222	11,157,895
Retained earnings	4,547,359	3,544,326
Accumulated other comprehensive income, net of tax expense of $60,131 and $47,918	90,197	71,877
	16,030,858	14,789,054
Unallocated Employee Stock Ownership Plan shares; 160,000 and 192,000 shares outstanding	(870,000)	(1,050,000)
Treasury stock, at cost; 45,851 and 33,642 shares outstanding	(343,645)	(236,895)
Total stockholders’ equity	14,817,213	13,502,159

Total liabilities and stockholders’ equity	$192,100,135	$175,557,631

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
	2002	2001	2000
Interest income:
Loans receivable	$10,984,706	$10,774,835	$9,193,286
Equity securities	178,954	208,101	242,756
Mortgage-backed securities	485,022	680,482	849,396
Other interest income	260,723	389,431	415,922

Total interest income	11,909,405	12,052,849	10,701,360

Interest expense:
Deposits	4,239,111	5,733,378	5,154,911
Federal Home Loan Bank advances	328,484	265,283	507,792
Other borrowings	613,482	281,111	85,973

Total interest expense	5,181,077	6,279,772	5,748,676

Net interest income before provision for loan losses	6,728,328	5,773,077	4,952,684
Provision for loan losses	786,000	449,354	199,378

Net interest income after provision for loan losses	5,942,328	5,323,723	4,753,306

Noninterest income:
Loan servicing and other fees	578,567	354,301	256,302
Net realized gains on sales of available-for-sale securities	58,115	—	—
Gains on sales of mortgage loans held-for-sale	786,825	417,066	251,363
Other income	996,122	894,889	754,062

Total noninterest income	2,419,629	1,666,256	1,261,727

Noninterest expense:
Salaries and employee benefits	3,468,295	2,752,748	2,615,728
Occupancy expense	842,959	768,838	834,983
Deposit insurance premium	97,224	125,794	105,043
Advertising	84,442	73,694	92,033
Professional fees	340,927	268,393	286,094
Other expense	1,889,129	1,551,977	1,459,245

Total noninterest expense	6,722,976	5,541,444	5,393,126

Income before income taxes	1,638,981	1,448,535	621,907

Income tax expense	635,948	69,482	211,449

Net income	$1,003,033	$1,379,053	$410,458

Earnings per common share-basic	$.77	$1.05	$.33

Earnings per common share-assuming dilution	$.73	$1.02	$.32

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Common Stock				Accumulated Other		Treasury Stock
	Comprehensive Income	Number of shares	Amount	Capital in Excess of Par Value	Retained Earnings	Comprehensive Income (Loss) Net	Unallocated ESOP Shares	Number of shares	Amount	Total
Balance at December 31, 1999		1,244,016	$ 12,440	$9,659,555	$1,754,815	$(73,368)	$—	5,642	$(40,010)	$11,313,432

Net income	$410,458	—	—	—	410,458	—	—	—	—	410,458

Net change in unrealized appreciation on available-for-sale securities, net of tax	28,684	—	—	—	—	28,684	—	—	—	28,684
Total comprehensive income	$439,142

Common stock issued		245,100	2,451	1,365,287	—	—	—	—	—	1,367,738

Common stock rights awarded in lieu of directors’ cash compensation		—	—	20,150	—	—	—	—	—	20,150

Purchase of ESOP shares		—	—	—	—	—	(1,350,000)	—	—	(1,350,000)

Purchases of treasury stock		—	—	—	—	—	—	18,301	(123,623)	(123,623)

ESOP shares allocated		—	—	9,209	—	—	60,261	—	—	69,470
Balance at December 31, 2000		1,489,116	14,891	11,054,201	2,165,273	(44,684)	(1,289,739)	23,943	(163,633)	11,736,309

Net income	$1,379,053	—	—	—	1,379,053	—	—	—	—	1,379,053

Net change in unrealized appreciation on available-for-sale securities, net of tax	116,561	—	—	—	—	116,561	—	—	—	116,561
Total comprehensive income	$1,495,614

Common stock issued		6,517	65	28,622	—	—	—	—	—	28,687

Common stock rights awarded in lieu of directors’ cash compensation		—	—	37,350	—	—	—	—	—	37,350

Purchases of treasury stock		—	—	—	—	—	—	9,699	(73,262)	(73,262)

ESOP shares allocated		—	—	37,722	—	—	239,739	—	—	277,461
Balance at December 31, 2001		1,495,633	14,956	11,157,895	3,544,326	71,877	(1,050,000)	33,642	(236,895)	13,502,159

Net Income	$1,003,033				1,003,033					1,003,033

Net change in unrealized appreciation on available-for-sale securities, net of tax	18,320	—	—	—	—	18,320	—	—	—	18,320
Total comprehensive income	$1,021,353

Common stock issued		12,379	124	80,728	—	—	—	—	—	80,852

Common stock rights awarded in lieu of directors’ cash compensation		—	—	52,800	—	—	—	—	—	52,800

Purchases of treasury stock		—	—	—	—	—	—	12,209	(106,750)	(106,750)

ESOP shares allocated		—	—	86,799	—	—	180,000	—	—	266,799
Balance at December 31, 2002		1,508,012	$15,080	$11,378,222	$4,547,359	$90,197	$(870,000)	45,851	$(343,645)	$14,817,213

	Years ended December 31
	2002	2001	2000

Disclosure of reclassification amounts:
Unrealized holding gains arising during period	$76,435	$116,561	$28,684
Reclassification adjustment for gains included in net income	(58,115)	—	—
Net unrealized appreciation on available-for-sale securities, net of tax	$18,320	$116,561	$28,684

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
	2002	2001	2000
Cash flows from operating activities:
Net income	$1,003,033	$1,379,053	$410,458
Adjustments to reconcile net income to cash fromoperating activities:
Depreciation	436,141	407,664	448,813
Deferred income taxes	611,239	28,602	206,449
Provision for loan losses	786,000	449,354	199,378
Amortization of premiums on investment securities	34,420	84,789	71,400
Amortization of loan premiums, discounts and deferred fees, net	290,736	181,267	126,065
Amortization of unidentifiable intangible asset	145,660	145,661	145,067
Non-cash ESOP contribution	266,799	277,461	69,470
Gains on sale of available-for-sale securities	(58,115)	—	—
Gains on sales of mortgage loans held-for-sale	(786,825)	(417,066)	(251,363)
Proceeds from sales of mortgage loans held-for-sale	41,508,677	24,471,091	11,811,842
Originations of mortgage loans held-for-sale	(46,240,249)	(24,267,564)	(12,203,007)
Common stock rights awarded in lieu of directors compensation	52,800	37,350	20,150
(Gain) loss on sale of foreclosed real estate	(45,440)	2,533	(1,806)
(Gain) loss on disposition of assets	(100)	(11,447)	4,791
Net increase in accrued interest receivable and other assets	448,157	(205,414)	(226,180)
(Decrease) increase in accrued interest and other liabilities	(655,608)	(158,079)	270,161

Net cash from operating activities	(2,202,675)	2,405,255	1,101,688

Cash flows from investing activities:
Purchases of available-for-sale securities	(800,000)	(3,555,000)	—
Proceeds from maturities and principal repayments of available-for-sale securities	3,429,004	2,449,393	1,475,846
Purchases of held-to-maturity securities	(780,000)	—	(2,191,887)
Proceeds from maturities and principal repayments of held-to-maturity securities	527,390	2,867,409	2,935,486
Proceeds from sales of available-for-sale-securities	1,177,867	—	—
Net (increase) decrease in certificates of deposit	(5,195,000)	2,998,000	1,296,000
Net increase in loans	(9,448,464)	(22,716,955)	(16,068,996)
Proceeds from sales of foreclosed real estate	659,715	—	478,179
Purchases of premises and equipment	(389,881)	(583,652)	(1,493,795)

Net cash from investing activities	(10,819,369)	(18,540,805)	(13,569,167)

Cash flows from financing activities:
Net increase in deposits	12,277,160	9,644,032	14,796,228
Net (increase) decrease in Federal Home Loan Bank advances	(482,679)	6,000,000	(4,300,000)
Net increase in advance payments by borrowers for taxes and insurance	126,578	149,891	57,917
Repayment of employee stock ownership plan-note payable	(1,141,766)	(147,973)	(60,261)
Issuance of trust preferred security-note payable	4,000,000	4,000,000	—
Purchase of treasury stock	(106,750)	(73,262)	(123,623)
Proceeds from issuance of common stock	80,852	28,687	1,367,738

Net cash from financing activities	14,753,395	19,601,375	11,737,999

Increase (decrease) in cash and cash equivalents	1,731,351	3,465,825	(729,480)
Cash and cash equivalents at beginning of year	10,611,093	7,145,268	7,874,748

Cash and cash equivalents at end of year	$12,342,444	$10,611,093	$7,145,268

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,243,310	$6,243,960	$5,633,390
Income taxes	26,750	150	5,000
Supplemental disclosure of non-cash investing and financing activities
Real estate acquired in settlement of loans	673,575	356,959	513,092
Loans to facilitate the sale of real estate owned	—	—	72,172
Non-cash transfer of investment security pursuant to FASB 133	—	1,607,997	—

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation and Use of Estimates - Access Anytime Bancorp, Inc. (the “Company”) is a thrift holding company for its wholly-owned subsidiary FirstBank (the “Bank”) and the Bank’s wholly-owned subsidiary, First Equity Development Corporation (“FEDCO”). The consolidated financial statements include the accounts and transactions of the Company, the Bank and FEDCO. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Key estimates include the following:

Allowance for Loan Losses.  The level of allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans.  During 2002, the provision for loan losses increased to $786,000 from $449,354 for 2001, and from $199,378 in 2000 due to the increase in loans receivable and non-performing assets.

Management of the Bank has reviewed its Loan Loss Reserve Policy for compliance with SEC Staff Accounting Bulletin (SAB) 102.  In determining the allowance for loan losses the Bank follows the OTS and SEC guidelines, specifically the guidance outlined in OTS CEO Memo 142, SEC SAB 102, FAS 5, and FAS 114.

Based on recommendations by management of the Bank, the Bank’s Board of Directors is responsible for the accuracy and adequacy of the allowance for loan losses and reviews and approves the allowance and related provision.  The Board delegates the responsibility to its Audit Committee to oversee the process of how the allowance for loan losses is calculated and the periodic validation of the calculation process.

The allowance for loan losses incorporates a systematic methodology, which is applied quarterly, to determine the elements of the allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for anticipated loan losses.  This methodology includes the following elements:

•                  A systematic loan grading system

•                  A periodic review of the summary of the allowance for loan loss balance using historical loss factors

•                  Identification of loans to be evaluated on an individual basis for impairment

•                  Consideration of internal factors such as the Bank’s size, organizational structure, loan portfolio structure, loan administration procedures, past due and delinquency trends, and loss experience

•                  Consideration of risks inherent in different kinds of lending

•                  Consideration of external factors such as local, regional, and national economic factors

•                  An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

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

The Bank’s exposure to commercial loans generally involves a higher degree of credit risk than single-family residential lending.  These loans involve larger loan balances to a single borrower or groups of related borrowers.  These loans are more susceptible to a risk of loss during a downturn in the business cycle.  The underwriting, review and monitoring performed by our officers and directors cannot eliminate all of the risks related to these loans.

Management of the Bank makes various assumptions and judgments about the collectibility of the loan portfolio and provides an allowance for potential losses based on a number of factors.  If the assumptions are wrong, our allowance for loan losses may not be sufficient to cover loan losses.  The allowances may be increased in the future, which would decrease net income.

Income Taxes.  The Company’s valuation allowance was decreased by approximately $482,000 during the year ended December 31, 2001, due to a re-evaluation of the realizability of the state net operating loss.  As of December 31, 2002 the Company had a total New Mexico net operating loss of $17 million.  The loss may not be carried back, and will expire in varying amounts through 2005.  Due to the uncertainty of the realization of the state net operating loss, the Company has established a valuation allowance of approximately $900,000 as of December 31, 2002.  In assessing the realizability of the remaining deferred tax assets, management considered projected future taxable income and tax planning strategies.  Based on the Company’s historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company’s future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at December 31, 2002.

Unidentifiable Intangible Asset.  The Company has an unidentifiable intangible asset that was originated in connection with the Company’s expansion through an acquisition of two established branch operations in target markets in 1999.  The intangible asset did not meet the definition of a business combination in accordance with Statement No. 141.  As such, the Company continues to amortize the intangible asset related to the acquisition in accordance with Statement No. 142 over a period of fifteen years.

Cash and Cash Equivalents - Cash and cash equivalents include cash, due from banks and all certificates of deposit with original maturities of three months or less.  There are no amounts subject to withdrawal or usage restrictions.

Securities Available-For-Sale - Securities to be held for indefinite periods of time and not intended to be held-to-maturity are classified as available-for-sale.  Assets included in this category are those assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in liquidity needs, interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes.  Securities available-for-sale are recorded at fair value.  Both unrealized gains and losses on securities available-for-sale, net of taxes, are included as a separate component of accumulated other comprehensive income in the consolidated statements of financial condition until these gains or losses are realized.  Gains and losses are determined using the specific-identification method.  If a security has a decline in fair value that is other than temporary, the security is written down to its fair value by recording a loss in the consolidated statements of operations.

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

Loans Held-For-Sale - Loans to be held for indefinite periods of time and not intended to be held-to-maturity are classified as held-for-sale.  Loans held-for-sale are recorded at the lower of amortized cost or fair value with only net unrealized gains and losses included in the consolidated statements of operations.

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

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  If the ultimate collectibility of principal, wholly or partially, is in doubt, any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal to the extent necessary to eliminate such doubt.  Otherwise, interest income is recognized for such payments.

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

The allowance for loan losses is increased by charges to income and decreased by revisions in the estimate of the necessary allowance and by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

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

Foreclosed Real Estate - Real estate properties acquired through foreclosure, or in lieu of foreclosure, are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis.  Any excess of the loan balance and foreclosure costs over the fair value at the date of foreclosure is charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in other expense.

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

Unidentifiable Intangible Asset – The Company has an unidentifiable intangible asset that was originated in connection with the Company’s expansion through an acquisition of two established branch operations in target markets in 1999.  The intangible asset did not meet the definition of a business combination in accordance with Statement No. 141.  As such, the Company continues to amortize the intangible asset related to the acquisition in accordance with Statement No. 142 over a period of fifteen years.

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes, whereby deferred income taxes are recognized for the tax consequences in future years of differences in the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, if necessary, to reduce deferred tax assets to the amount expected to be realized.

Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock-based compensation plans.

Under Statement No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB 25.  In December 2002, Statement No. 148 amended Statement No. 123, concerning the transition and disclosure of stock-based compensation.  The Company has elected to continue to apply the measurement provisions of APB 25.

Net Income Per Share - Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods.  Diluted earnings per share reflects the potential dilution that would have occurred if stock options and other contingently issuable shares of common stock had been issued during the periods.

Impact of New Accounting Standards – In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement No. 133 (“Statement 133”), Accounting for Derivative Instruments and Hedging Activities.  In June 1999, the FASB issued Statement No. 137, Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of Statement 133 to no later than January 1, 2001 for the Company’s consolidated financial statements.  Statement 133 requires companies to record derivatives on the statement of financial conditions at fair value.  Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.  The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions.  In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement 133.  The Company implemented Statement 133 on January 1, 2001 and this implementation did not have any impact on the Company’s consolidated financial statements.

In September 2000, the FASB issued Statement No. 140 (Statement 140), Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces Statement No. 125 (of the same title).  Statement 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of Statement 125’s provisions.  The collateral and disclosure provisions of Statement 140 were effective for year-end 2000 financial statements.  The other provisions of this Statement were effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001.  The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (“Statement 141”), Business Combinations, and Statement No. 142 (“Statement 142”), Goodwill and Other Intangible Assets.  Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted the provisions of Statement 141 as of July 1, 2001.  The adoption of Statement 141 did not have any impact on the Company’s consolidated financial statements.

Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  The Company does not have goodwill or intangible assets with indefinite useful lives subject to the provisions of Statement 142.

In August 2001, the FASB issued Statement No. 144 (“Statement 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The Company adopted Statement 144 on January 1, 2002 and this adoption had no impact on the Company’s consolidated financial statements.

In December 2001, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 01-6 (SOP 01-6), Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  SOP 01-6 is effective for years beginning after December 15, 2001.  SOP 01-6 applies to any entity that lends to or finances the activities of others, and it also provides specialized guidance for other types of transactions specific to certain financial institutions.  The Company adopted SOP 01-6 on January 1, 2002, and this adoption had no impact on the Company’s consolidated financial statements.

In October 2002, the FASB issued Statement No. 147 (“Statement 147”), Acquisitions of Certain Financial Institutions.  This statement requires that unidentifiable intangible assets that were acquired in a transaction that did not meet the definition of a business combination continue to be amortized over their remaining useful lives.  The Company adopted the provisions of Statement No. 147 as of July 1, 2002, and this adoption had no impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued Statement No. 148 (“Statement 148”), Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.  This statement amends Statement 123 to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, Statement 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Statement 148 is effective for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002.

Statement 148 allows for the fair value based method under Statement 123, Accounting for Stock Based Compensation, or the intrinsic value based method under APB Opinion No. 25 (“Opinion 25”), Accounting for Stock Issued to Employees.  Under the fair value based method of accounting, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is generally the vesting period.  Under the intrinsic value method of accounting, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.  The Company has elected to continue to use the intrinsic value method of accounting under Opinion 25, and has disclosed the proforma effects of the fair value based method for the periods presented in its consolidated financial statements as shown below.

Had compensation cost for all grants of stock options and the director retainer plan shares during 2002, 2001, and 2000 been determined based on the fair value at the date of grant, reported net income and earnings per share would have been adjusted to the pro-forma amounts shown below:

	2002	2001	2000

Net income, as reported	$1,003,033	$1,379,053	$410,458
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35,275)	—	(9,105)
Pro forma net income	$967,758	$1,379,053	$401,353

Earnings per share
As reported	$0.77	$1.05	$0.33
Pro-forma	0.74	1.05	0.32

Earnings per share-assuming dilution
As reported	$0.73	$1.02	$0.32
Pro-forma	0.71	1.02	0.32

NOTE 2                            ACQUISITION OF BRANCHES

In 1999, the Bank acquired certain assets of two branches of Bank of Albuquerque, N.A., a wholly-owned subsidiary of BOK Financial Corporation, for the assumption of deposits and related liabilities of the branches.  The acquisition was accounted for as a purchase.

The Company has an unidentifiable intangible asset that was originated in connection with the Company’s expansion in 1999.  The intangible asset did not meet the definition of a business combination in accordance with Statement No. 141.  As such, the Company continues to amortize the intangible asset related to the acquisition in accordance with Statement No. 142 over a period of fifteen years.

NOTE 3                            SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management’s intent.  The carrying amounts of securities and their approximate fair values at December 31 follow:

	Amortized Cost	Gross unrealized		Fair Value
		Gains	Losses

Available-for-sale securities:

December 31, 2002:
Mortgage-backed securities:
GNMA adjustable rate	$3,869,130	$35,498	$3,216	$3,901,412
GNMA fixed rate	1,884,218	95,672	—	1,979,890
Equity securities:
FNMA common stock	6,858	—	425	6,433
Corporate bonds	99,805	971	—	100,776
Trust preferred securities	655,000	22,150	323	676,827
	$6,515,011	$154,291	$3,964	$6,665,338

December 31, 2001:
Mortgage-backed securities:
GNMA adjustable rate	$5,529,599	$41,514	$13,603	$5,557,510
GNMA fixed rate	4,135,930	68,244	—	4,204,174
Equity securities:
FNMA common stock	6,858	1,139	—	7,997
Trust preferred securities	655,000	22,500	—	677,500
	$10,327,387	$133,397	$13,603	$10,447,181

	Amortized Cost	Gross unrealized		Fair Value
		Gains	Losses

Held-to-maturity securities:

December 31, 2002:
Mortgage-backed securities:
FHLMC adjustable rate	$463,270	$7,828	$—	$471,098
Corporate bonds	1,099,204	2,105	2,737	1,098,572
Trust preferred securities	300,000	10,228	—	310,228

	$1,862,474	$20,161	$2,737	$1,879,898

December 31, 2001:
Mortgage-backed securities:
FHLMC adjustable rate	$615,153	$2,260	$—	$617,413
Corporate bonds	696,044	22,426	4,195	714,275
Trust preferred securities	300,000	18,100		318,100
	$1,611,197	$42,786	$4,195	$1,649,788

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 2002 were as follows:

	Available-for-sale securities:		Held-to-maturity securities:
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$—	$—	$455,246	$455,507
Due from one to five years	99,768	99,410	643,958	643,064
Due from five to ten years	—	—	—	—
Due after ten years	6,415,243	6,565,928	763,270	781,327

	$6,515,011	$6,665,338	$1,862,474	$1,879,898

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral.  The underlying principal on mortgage-backed securities may be recovered earlier than their scheduled contractual maturities because of principal prepayments.

Securities of $5,360,114 and $8,214,282 were pledged to secure public deposits and for other purposes required or permitted by law at December 31, 2002 and 2001, respectively.

NOTE 4                            LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, at December 31, follows:

		Gross unrealized
December 31	Amortized cost	Gains	Losses	Fair value

2002	$6,553,116	$135,030	$—	$6,688,146
2001	1,034,719	21,231	—	1,055,950

Proceeds from sale of loans held-for-sale were $41,508,677, $24,471,091, and $11,811,842 for the years ended December 31, 2002, 2001 and 2000, respectively.  Gains of $786,964 and losses of $139 were recognized in 2002, gains of $418,205 and losses of $1,139 were recognized in 2001, while gains of $259,165 and losses of $7,802 were recognized in 2000.

NOTE 5                            LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

	December 31
	2002	2001

First mortgage loans:
Conventional	$72,697,413	$67,661,640
FHA insured and VA guaranteed	12,305,845	9,381,090
Commercial real estate loans	27,998,956	28,671,294
Commercial loans, other than mortgage	9,559,696	9,259,407
Consumer and installment loans	23,096,720	20,907,241
Construction loans	1,590,619	3,363,911
Other	5,225,768	5,448,069

	152,475,017	144,692,652

Less:
Loans in process	702,086	1,390,710
Unearned discounts, deferred loan fees, and other	1,091,865	1,072,602
Allowance for loan losses	824,985	744,987

	$149,856,081	$141,484,353

An analysis of the changes in allowance for loan losses follows:

	Years ended December 31
	2002	2001	2000

Balance at beginning of year	$744,987	$681,486	$864,317

Loans charged-off	(747,263)	(442,827)	(150,873)
Recoveries	41,261	56,974	18,664

Net loans charged-off	(706,002)	(385,853)	(132,209)
Provision for loan losses charged to operations	786,000	449,354	199,378
Acquired reserve	—	—	(250,000)

Balance at end of year	$824,985	$744,987	$681,486

The Bank maintains a high concentration of its loan portfolio in the state of New Mexico.

An analysis of the changes of loans to directors, executive officers, and major stockholders follows:

	Years ended December 31
	2002	2001	2000

Balance at beginning of year	$1,429,690	$1,279,920	$1,300,285
Loans originated	648,100	474,735	98,114
Loan principal payments and other reductions	(554,154)	(324,965)	(118,479)

Balance at end of year	$1,523,636	$1,429,690	$1,279,920

The Bank had outstanding commitments to originate real estate loans at December 31, 2002 and 2001 of approximately $6,899,000 and $1,229,000, respectively.  At December 31, 2002, the Bank has outstanding letters of credit of $286,633.

The following table summarizes impaired loan information:

	Years ended December 31
	2002	2001	2000

Recorded investment in impaired loans	$1,275,423	$1,439,032	$888,204
Average recorded investment in impaired loans	1,357,228	1,163,618	601,127
Interest income lost on impaired loans	91,341	10,776	—
FASB 114 allowance on impaired loans	67,131	188,333	—

The Bank is not committed to lend additional funds to borrowers with non-performing or renegotiated loans.

NOTE 6                            PREMISES AND EQUIPMENT

Components of premises and equipment included in the consolidated statements of financial condition at December 31, 2002 and 2001 were as follows:

	2002	2001

Cost:
Land	$964,393	$964,393
Bank premises	3,252,095	3,242,250
Furniture and equipment	2,455,564	2,129,632
Automobiles	159,074	108,811

Total cost	6,831,126	6,445,086
Less accumulated depreciation	3,176,957	2,744,757

Net book value	$3,654,169	$3,700,329

Certain Bank facilities and equipment are leased under various operating leases.  Rental expense was $25,400 in 2002, $64,235 in 2001, and $86,048 in 2000.

Future minimum rental commitments under noncancelable leases are:

2003	$39,050
2004	42,848
2005	21,866
2006	15,050
2007	7,050
After 2007	11,200
$137,064

NOTE 7                            LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The Bank did not retain the servicing on any loans sold during 2002 and 2001.  The unpaid balances of loans serviced for others at December 31 are summarized as follows:

	2002	2001	2000

Mortgage loan portfolios serviced for FNMA	$3,829,546	$5,600,379	$6,618,588

	$3,829,546	$5,600,379	$6,618,588

Custodial escrow balances maintained in connection with loan servicing were $32,579 and $55,883 at December 31, 2002 and 2001, respectively.

No mortgage servicing rights retained on loans sold were capitalized during 2002, 2001, or 2000.

NOTE 8                            CONCENTRATION OF CREDIT RISK

The Bank invests available funds in mortgage-backed securities and interest-bearing deposits and maintains funds in other depository institutions, including the FHLB of Dallas.  Generally, the Bank’s investments in equity securities and mortgage-backed securities are recorded in book entry form only, and the Bank does not take possession of the actual investment certificates.  The Bank’s investment in interest-bearing deposits, excluding those with the FHLB of Dallas, is limited to amounts covered by applicable Federal Deposit Insurance Corporation (FDIC) limits.

The Bank has seven full service bank locations in Albuquerque, Clovis, Gallup, and Portales, New Mexico.  The Bank’s primary service area includes the New Mexico counties of Bernalillo, Cibola, Curry, De Baca, Los Alamos, McKinley, Roosevelt, Sandoval, Santa Fe, Torrance, Valencia, Apache county in Arizona, and the Texas counties of Parmer and Bailey.

The Bank’s eight offices primarily service the Bernalillo, Curry, McKinley, and Roosevelt counties of New Mexico, and the adjoining Arizona and West Texas counties.  The Bank offers a comprehensive range of credit and depository services, while conducting business in a manner based on financial stability, service, and community involvement.

The Bank grants consumer, commercial business, commercial real estate, and residential loans to customers in its trade area.  Generally, the loans are secured by real estate; however, the Bank does make consumer loans and commercial loans.  The loans are expected to be repaid from the cash flow of the borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the region.

The Bank’s collateral policy is to secure all real estate loans by mortgages, place first liens on available assets underlying commercial loans, and perfect purchase money liens on consumer loan products.  The Bank grants unsecured loans to its customers.

NOTE 9                            DEPOSITS

The composition of deposits and the effective rates of interest at December 31 were as follows:

	2002	2001

Checking accounts - noninterest bearing	$15,238,683	$10,081,246
Savings accounts (2002 – 0.71%; 2001 – 0.80%)	6,602,057	5,735,404
Insured Money Market accounts (2002 – 0.025%-1.93%; 2001 – 0.70%-2.70%)	27,429,125	27,097,143
Transaction accounts (2002 - .01%-1.25%; 2001 -.01%-1.25%)	10,834,155	8,986,804
Time deposits:
0.01% - 1.00%	347,331	—
1.01% - 2.00%	9,916,119	731,819
2.01% - 3.00%	34,410,537	9,211,583
3.01% - 4.00%	33,166,558	35,867,376
4.01% - 5.00%	14,254,289	26,342,956
5.01% - 6.00%	5,346,134	17,787,838
6.01% - 7.00%	1,493,432	4,919,091
7.01% - 8.00%	158,738	158,738

	$159,197,158	$146,919,998

At December 31, 2002, the scheduled maturities of time deposits were as follows:

	Amount	Percent of total

2003	$60,631,860	61.2%
2004	26,240,517	26.5
2005	3,350,459	3.4
2006	2,509,895	2.5
2007	6,360,407	6.4

	$99,093,138	100.0%

At December 31, 2002 and 2001, individual time deposits in excess of $100,000 amounted to $41,115,382 and $19,902,914, respectively.

From time to time, the Bank has had greater amounts of public funds.  The amount of public funds held by the Bank at December 31, 2002 and 2001 was $6,674,657 and $8,402,922, respectively.  The Bank is required to pledge collateral or a letter of credit from FHLB for such funds.

Interest expense on deposits for the years ended December 31 was as follows:

	2002	2001	2000

Savings accounts	$47,723	$59,100	$110,047
Money Market accounts	469,622	728,846	807,683
Transaction accounts	46,258	50,295	82,236
Time deposits	3,675,508	4,895,137	4,154,945

	$4,239,111	$5,733,378	$5,154,911

At December 31, 2002 and 2001, the Bank had accrued interest payable on time deposits totaling $23,971 and $87,797, respectively.  The weighted average interest rate on deposits was 2.72%, 4.02%, and 4.10% for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 10                     OTHER BORROWED FUNDS

At December 31, 2002 and 2001, the Company had lines of credit totaling $400,000 and $400,000 respectively, from other banks. The Company has no borrowings outstanding under these arrangements at December 31, 2002 and 2001, respectively.  The lines of credit bear market rates of interest and borrowings thereunder are to be used for general purposes.  One of the borrowing arrangements at December 31, 2002 matured at January 23, 2003, which has been renewed for a year.  The other borrowing arrangement matures in September 20, 2003.

Each FHLB is authorized to make advances to its members, subject to such regulations and limitations as the FHLB may prescribe.  At December 31, 2002 and 2001, advances from FHLB of $8,267,321 and $8,750,000, respectively, were collateralized by mortgage loans held by the Bank.  Under the blanket bond of the FHLB, the Bank has additional advances available of $59.8 and $54.0 million at December 31, 2002 and 2001, respectively.  The Bank is also required to maintain stock ownership in the FHLB of at least a minimum percentage of its loans.  At December 31, 2002, the Bank’s investment in stock of the FHLB was adequate.

On June 27, 2002, the Company issued $4 million in trust preferred securities through a private placement of Floating Rate Trust Preferred Securities of Access Anytime Capital Trust II with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities are at a variable rate of the London Interbank Offered Rate (LIBOR) plus 365 basis points, floating quarterly, with a five-year cap of 12%.  At December 31, 2002, the interest rate was 5.425%.  The trust preferred securities may be redeemed by the Company at par on July 25, 2007.

On July 17, 2001, the Company issued $4 million of 10.25% Fixed Rate Capital Trust Pass-through Securities of Access Anytime Capital Trust I with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities may be redeemed by the Company as early as July 25, 2006 and may be redeemed at par on July 25, 2011.  The Company invested approximately $2.9 million of the net proceeds in the Bank to increase its capital levels.

On December 31, 2002 the Company paid off a note payable for the Employee Stock Ownership Plan of $964,753.

NOTE 11                     INCOME TAXES

Income tax expense consisted of the following:

	2002	2001	2000

Federal	$—	$23,340	$5,426
State	—	250	150
Deferred	635,948	45,892	205,873

Total income tax expense	$635,948	$69,482	$211,449

Actual income tax expense differs from the “expected” income tax expense (computed at the Federal Statutory corporate tax rate of 34 percent) as follows:

	2002	2001	2000

Computed “expected” income tax expense	$557,254	$492,502	$211,449
Increase (reduction) in income taxes resulting from:
Current state tax	65,846	57,422	—
Permanent differences	2,540	1,313	—
Change in Valuation Allowance	(108,879)	(481,755)	—
Expiration of state deferred asset	108,879	—	—
Other	10,308	—	—

Total income tax expense	$635,948	$69,482	$211,449

The significant components of deferred income tax expense assets and liabilities are as follows:

	2002	2001
Deferred tax assets:
Allowance for loan losses	$262,768	$246,556
Unearned discounts	7,829	11,974
Net intangibles	3,503	3,503
Net operating loss – federal	191,854	798,346
Net operating loss – state	1,049,305	1,267,156
Other	159,381	60,926
Credits	157,069	138,422
Gross deferred tax assets	1,831,709	2,526,883
Net valuation allowance	(900,131)	(1,009,010)
Net deferred tax assets	931,578	1,517,873

Deferred tax liabilities:
Investments	(60,131)	(47,918)
Depreciation	(280,889)	(271,900)
FHLB Stock	(223,580)	(211,980)
Originated mortgage servicing rights	(5,610)	(13,468)
Gross deferred tax liabilities	(570,210)	(545,266)

Net deferred tax asset	$361,368	$972,607

The decrease in the valuation allowances during the three years ended December 31, 2002, 2001, and 2000 was due to the expiration of the state net operating losses that had a valuation allowance against them.  As of December 31, 2002, the Company had a total New Mexico net operating loss of $17,488,409.  The loss may not be carried back, and will expire per the following table below.  Due to the uncertainty of the realization of the state net operating loss, the Company has established a valuation allowance of approximately $900,000 as of December 31, 2002, $1,009,000 as of December 31, 2001, and $1,500,000 as of December 31, 2000.  In assessing the realizability of the remaining deferred tax assets, management considered projected taxable income and tax planning strategies.  Based on the Company’s historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company’s future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at December 31, 2002, 2001, and 2000 respectively.

Expiration of State Net Operating Loss Carryforwards are as follows:

2003	$6,118,655
2004	6,282,431
2005	5,087,323

Total State Net Operating Loss Carryforwards	$17,488,409

NOTE 12                     REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In accordance with Office of Thrift Supervision (“OTS”) regulations, the Bank must have:  (1) core capital equal to 4% of adjusted total assets; (2) tangible capital equal to 1.5% of adjusted total assets; and (3) total capital equal to 8.0% of risk-weighted assets, which includes off-statement of financial condition items.

The following table is a reconciliation of the Bank’s capital for regulatory purposes at December 31, 2002 as reported to the OTS.

	Tier 1- Core Capital	Tier 1- Risk-based Capital	Total Risk-based Capital

Total regulatory assets	$189,627,207
Net unrealized appreciation on available-for-sale securities, net	(136,660)
Less intangible assets disallowed for regulatory purposes	(1,723,644)

Adjusted regulatory total assets	$187,766,903

Risk-based assets		$132,697,000	$132,697,000

Stockholder’s equity	$19,613,625	$19,613,625	$19,613,625
Net unrealized appreciation on available-for-sale securities, net	(81,996)	(81,996)	(81,996)
General valuation allowance	—	—	757,854
Less intangible assets disallowed for regulatory purposes	(1,723,644)	(1,723,644)	(1,723,644)

Regulatory capital	17,807,985	17,807,985	18,565,839
Regulatory capital required to be “well capitalized”	9,388,345	7,961,820	13,269,700

Excess regulatory capital	$8,419,640	$9,846,165	$5,296,139

Bank’s capital to adjusted regulatory assets	9.48%

Bank’s capital to risk-based assets		13.42%	13.99%

The most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To remain categorized as “well capitalized”, the Bank would have to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below.  There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2002:

Total Capital (to risk weighted assets)	$18,565,839	13.99%	$10,615,760	8.00%	$13,269,700	10.00%
Tier 1 Capital (to risk weighted assets)	17,807,985	13.42%	5,307,880	4.00%	7,961,820	6.00%
Tier 1 Capital (to regulatory assets)	17,807,985	9.48%	7,510,676	4.00%	9,388,345	5.00%

At December 31, 2001:

Total Capital (to risk weighted assets)	$16,556,327	13.25%	$9,998,160	8.00%	$12,497,700	10.00%
Tier 1 Capital (to risk weighted assets)	15,811,340	12.65%	4,999,080	4.00%	7,498,620	6.00%
Tier 1 Capital (to regulatory assets)	15,811,340	9.16%	6,903,680	4.00%	8,629,960	5.00%

OTS regulations impose various restrictions on the Bank with respect to its ability to pay dividends to the Company.

NOTE 13                     COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN

No cash dividends were declared or paid in 2002, 2001, or 2000.

In 1997, the stockholders approved the 1997 Stock Option and Incentive Plan (“1997 Plan”) to provide a means for the Company to attract and retain officers, directors and employees.  Under the terms of the 1997 Plan, the aggregate number of shares of stock to be issued pursuant to the exercise of all options granted under the 1997 Plan may not exceed 183,600.  No options may be granted under the 1997 Plan after ten years from the date of the adoption of the 1997 Plan.  In addition, the 1997 Plan provides for the granting of Stock Appreciation Rights (“SARs”).  During 1997, options to purchase 165,240 shares were granted, all of which were immediately exercisable.  No options were awarded under the 1997 Plan during 1998.  During 1999, options to purchase 12,000 shares were granted, all of which were immediately exercisable.  During 2000, options to purchase 4,000 shares were granted all of which were immediately exercisable.  No options were awarded under the 1997 plan in 2001.  During 2002, options to purchase 5,000 shares were granted all of which were immediately exercisable.  No SARs have been awarded as of December 31, 2002.  During 1998, 7,100 shares of common stock were issued in connection with exercise of options under the 1997 Plan with proceeds to the Company of $39,938.  During 1999, 6,600 shares of common stock were issued in connection with exercise of options under the 1997 Plan with proceeds to the Company of $37,124.  During 2000, 5,100 shares of common stock were issued in connection with exercise of options under the 1997 Plan with proceeds to the Company of $28,687.  During 2001, 5,100 shares of common stock were issued in connection with exercise of options under the 1997 Plan with proceeds to the Company of $28,687.  During 2002, 12,379 shares of common stock were issued in connection with exercise of options under the 1997 plan with proceeds to the Company of $80,852. Previously awarded stock options under the 1997 Plan to purchase 4,080 shares were forfeited during 1999, leaving these shares available for reissuance.  Previously awarded stock options under the 1997 Plan to purchase 4,080 shares were forfeited during 2001, leaving those shares available for reissuance.  At December 31, 2002, options to purchase 5,520 shares of the Company’s common stock were available for issuance under the 1997 Plan.

A summary of the status of the Company’s stock options as of December 31, 2002, 2001 and 2000, and the changes for the years then ended is presented below:

	For the year ended December
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	149,180	$7.054	158,360	$7.042	159,460	$6.981
Granted	5,000	7.990	—	—	4,000	7.680
Exercised	(12,379)	6.531	(5,100)	5.625	(5,100)	5.625
Expired	—	—	(4,080)	8.375	—	—

Options outstanding, end of year	141,801	$7.133	149,180	$7.054	158,360	$7.042

Weighted average fair market value of options granted during the year		$5.694		$—		$3.450

The following table summarizes information about options outstanding:

	Options Outstanding and Exercisable
	Range of Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
December 31, 2002	$5.625 to $8.375	141,801	5.02	$7.133

December 31, 2001	$5.625 to $8.375	149,180	5.84	$7.054

December 31, 2000	$5.625 to $8.375	158,360	6.83	$7.042

The Company has adopted the Non-Employee Director Retainer Plan (“Retainer Plan”) which provides for the payment of all or a portion of the directors fees in shares of common stock of the Company.  The number of shares is determined based on the fair market value of the Company’s stock during the month the fee is payable.

The Retainer Plan defers the recognition of compensation by the directors by deferring the issuance of common stock to the director until the director leaves the board.  A total of 50,000 shares of common stock have been reserved for issuance under the Retainer Plan.  During 1999, $18,500 of director fees, representing 2,436 shares of common stock to be issued, were reserved under the terms of the Retainer Plan.  During 2000, $20,150 of directors fees, representing 3,180 shares of common stock to be issued, were reserved under the terms of the Retainer Plan.  During 2001, $37,350 of directors fees, representing 5,253 shares of common stock to be issued, were reserved under the terms of the Retainer Plan.  During 2002, $52,800 of directors fees, representing 6,108 shares of common stock to be issued, were reserved under the terms of the Retainer Plan.  As of December 31, 2002, 1,878 of these shares have been issued.

The Company accounts for compensation costs incurred in connection with the granting of stock options and director retainer plan using the intrinsic value method prescribed in APB Opinion No. 25.  As such, no compensation expense was recorded in connection with the awarding of stock options during 2002, 2001, or 2000 as the exercise price was not below the market price of the Company’s common stock at the respective dates of grant. In 1995, the FASB issued SFAS No. 123, Accounting for Stock Based Compensation, and in December 2002, SFAS No. 148, Accounting for Stock Based Compensation, which amended SFAS No. 123, concerning the transition and disclosure.  The Company has elected to continue to apply the measurement provisions of APB 25.  However, pro-forma disclosure of net income and earnings per share as if the Company adopted the cost recognition provisions of SFAS No. 123 and SFAS No. 148 is presented in Note 1 in the Summary of Significant Accounting Policies.

No stock options were granted in 2001.  The fair value of each stock option granted during 2002 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2000
Dividend yield	—%	—%
Expected volatility	40.00%	40.15%
Risk-fee interest rate	3.65%	6.59%
Expected lives (in years)	7	5

The fair value of the director retainer plan shares granted during 2002, 2001, and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000

Dividend yield	—%	—%	—%
Expected volatility	40.00%	40.00%	40.15%
Risk-fee interest rate	3.19%	4.61%	5.30%
Expected lives (in years)	5	5	5

NOTE 14                     EMPLOYEE BENEFIT PLANS

The Company and the Bank have a profit sharing/employee stock ownership plan (“ESOP”) for which substantially all employees are eligible.  Contributions, when made, may be made in the form of cash or in common stock of the Company.  Contribution amounts are based upon employee’s compensation, but may not exceed maximum deductible limits for federal income tax purposes.  Employer contributions to the ESOP of $56,000, $41,300, and $24,996, were made in 2002, 2001 and 2000, respectively.  The profit sharing plan also includes a 401(k) before-tax salary deferral feature. Employees may elect to contribute to the plan and such contributions may be matched by the Bank as a percentage of each employee’s contribution.  Employer contributions made to the 401(k) plan for the years ended December 31, 2002, 2001, and 2000 totaled $19,700, $17,500, and $11,392, respectively.

During 2000, the ESOP purchased 240,000 shares of previously unissued Company common stock at $5.625 per share for proceeds to the Company of $1,350,000.  This purchase was facilitated by a loan from an unrelated third party in the amount of $1,350,000.  The shares purchased initially were pledged as collateral for the loan, and were released at the rate of 8,000 shares for each quarterly payment.  The loan principal and interest payments were paid by the Company, and at December 31, 2002 the loan was paid off.  The shares continue to be allocated to employees of the Company at the rate of 8,000 shares for each quarter.

As shares are allocated to employees, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations.  ESOP compensation expense relative to this release of shares was $266,799, $277,461, and $69,470 for the years ended December 31, 2002, 2001, and 2000, respectively.

Shares of the Company’s common stock held by the ESOP at December 31, 2002 and 2001 were as follows:

	2002	2001

Allocated shares	43,788	33,067
Shares released for allocation	80,000	48,000
Unearned ESOP shares	160,000	192,000
	283,788	273,067

Fair value of unearned shares	$1,537,600	$1,536,000

In 1998, the Bank established an executive savings plan to provide additional benefits for select highly compensated management employees of the Bank as a means for participants to defer an unlimited portion of their compensation for the future.  Participants may contribute to the plan an unlimited percentage of their basic compensation into the plan.  The Bank may make discretionary matching contributions to the plan.  Salary deferrals and matching contributions, if any, are funded into a Rabbi Trust which are available to the general creditors of the Bank and, as a result, are recorded on the books and records of the Company.  Employer contributions made to the executive savings plan for the years ended December 31, 2002, 2001, and 2000, totaled $60,950, $35,000, and $50,143, respectively.  All salary deferral contributions are currently invested in the Company’s common stock.

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

A reconciliation between basic and diluted weighted average common shares outstanding follows:

	2002	2001	2000

Weighted average common shares – Basic*	1,306,352	1,316,109	1,246,814

Plus effect of dilutive securities:
Stock Options	25,502	14,394	8,768
Shares held by Rabbi Trust	37,277	27,120	12,611

Weighted average common shares - Assuming Dilution	1,369,131	1,357,623	1,268,193

*Includes shares awarded to directors under the Non-Employee Director Retainer Plan

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

At December 31, 2002, unfunded credit commitments are as follows:

Commitments to extend residential loans	$6,898,737
Lines of credit	$10,516,078
Credit cards	$2,074,235

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Some of the commitments are expected to expire without being drawn upon.  The total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customers.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Currently, letters of credit are not extended beyond one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds collateral and personal guarantees as deemed necessary.  The Bank had $286,633 and $4,000,000 in standby letters of credit outstanding at December 31, 2002 and 2001, respectively.

At December 31, 2002 and 2001, the Bank had no open interest rate swaps, futures, options, or forward contracts.

At December 31, 2002 and 2001, the Bank had $13,451,853 and $2,264,188, respectively, of commitments to sell single family residential loans.  These commitments include loans held-for-sale and loans to be originated.

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the consolidated statements of financial condition, for which it is practicable to estimate that value.  Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments.  Because no quoted market prices exist for a part of the Bank’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates.  Different assumptions could significantly affect these estimates.  Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current exchange.  Further, as it is management’s intent to hold a portion of its financial instruments to maturity, it is not probable that the fair values shown below will be realized in a current transaction.  In addition, fair value estimates are based solely on existing off-consolidated statements of financial condition instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Examples would include portfolios of loans serviced for others, investments in real estate, premises and equipment, and deferred tax assets.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

Cash and cash equivalents - The carrying amount for cash and cash equivalents approximates the assets’ fair value because of the short maturity of those instruments.

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

ESOP Note – Effective May 1, 2000, the Company issued and sold 240,000 shares of Common Stock for cash to its ESOP.  The ESOP transaction was facilitated by a loan in the amount of $1,350,000 to the ESOP from a third party lender.  On December 31, 2002, the Company paid off a note payable for the Employee Stock Ownership Plan of $964,753. On December 31, 2002, 160,000 of these shares are unallocated.

Trust Preferred Securities –

On June 27, 2002, the Company issued $4 million in trust preferred securities through a private placement of Floating Rate Trust Preferred Securities of Access Anytime Capital Trust II with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities are at a variable rate of the London Interbank Offered Rate (LIBOR) plus 365 basis points, floating quarterly, with a five-year cap of 12%.  At December 31, 2002, the interest rate was 5.425%.  The trust preferred securities may be redeemed by the Company at par on July 25, 2007.  On July 17, 2001, the Company issued $4 million of 10.25% Fixed Rate Capital Trust Pass-through Securities of Access Anytime Capital Trust I with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities may be redeemed by the Company as early as July 25, 2006 and may be redeemed at par on July 25, 2011.  The Company invested approximately $2.9 million of the net proceeds in the Bank to increase its capital levels.

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

The fair value of off-statement of financial condition financial instruments is estimated to equal the carrying amount at December 31, 2002 and 2001.

Non-financial instruments - SFAS No. 107 does not permit financial institutions to take into account the value of long-term relationships with depositors, commonly known as core deposit intangibles, when estimating the fair value of deposit liabilities.  These intangibles are considered to be separate intangible assets that are not financial instruments.  Nonetheless, financial institutions’ core deposits have typically traded at premiums to their book values under both historical and current market conditions.

Likewise, SFAS No. 107 does not permit financial institutions to take into account the value of the cash flows and income stream derived from its portfolio of loans serviced for others.

The estimated fair values of the Bank’s financial instruments are shown below:

	December 31, 2002		December 31, 2001
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$12,342	$12,342	$10,611	$10,611
Certificates of deposit	5,993	6,025	798	807
Securities available-for-sale	6,665	6,665	10,447	10,447
Securities held-to-maturity	1,862	1,872	1,611	1,651
Loans held-for-sale	6,553	6,688	1,035	1,056

Loans receivable	149,839	152,748	141,484	142,837
Interest receivable	873	873	856	856
FHLB stock	1,013	1,013	984	984

Financial liabilities:
Deposits	159,197	151,737	146,920	139,508
Accrued interest and other liabilities	1,384	1,384	936	936
Advance payments by borrowers for taxes and insurance	434	434	308	308
FHLB advances	8,267	8,396	8,750	8,834
ESOP note payable	—	—	1,142	1,142
Trust preferred securities	8,000	8,448	4,000	4,000

The deferred income amounts arising from unrecognized financial instruments are not significant.  Also, these financial instruments have contractual interest rates at or above current market rates.  Therefore, no market value disclosure is provided for these items.

NOTE 17                     COMMITMENTS AND CONTINGENCIES

The Company and its subsidiary are from time to time parties to various legal actions arising in the normal course of business.  Management believes that there is no proceeding threatened or pending against the Company or its subsidiary which, if determined adversely, would have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE 18                     PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

The following condensed statements of financial condition as of December 31, 2002 and 2001, and the related statements of operations and cash flows for each of the years in three year period ended December 31, 2001 for the Company should be read in conjunction with the consolidated financial statements and notes thereto.

Statements of Financial Condition

	December 31
	2002	2001
Assets:
Cash and cash equivalents	$1,395,385	$350,310
Certificates of deposit	1,000,000	—
Investment in the Bank	19,613,625	18,041,205
Securities available-for-sale	468,667	180,000
Securities held-to-maturity	300,000	—
Premises and equipment, net	400,611	409,003
Other assets	294,246	162,503

Total assets	$23,472,534	$19,143,021

Liabilities:
Accounts payable and accrued expenses	$655,321	$499,096
Employee Stock Ownership Plan – Note Payable	—	1,141,766
Trust Preferred Securities – Notes Payable	8,000,000	4,000,000

Total liabilities	8,655,321	5,640,862

Stockholders’ equity:
Common stock	15,080	14,956
Capital in excess of par value	11,378,222	11,157,895
Retained earnings	4,547,359	3,544,326
Accumulated other comprehensive income, net	90,197	71,877
	16,030,858	14,789,054
Unallocated Employee Stock Ownership Plan shares	(870,000)	(1,050,000)
Treasury stock, at cost	(343,645)	(236,895)
Total stockholders’ equity	14,817,213	13,502,159

Total liabilities and stockholders’ equity	$23,472,534	$19,143,021

Statements of Operations

	Years ended December 31
	2002	2001	2000
Dividends from the Bank	$652,500	$608,000	$—
Equity in undistributed income of the Bank	1,554,381	1,552,925	779,818
Other income	68,686	24,158	—
Interest expense	(574,867)	(281,111)	(85,973)
Salaries and employee benefits	(537,762)	(446,931)	(213,111)
Other expense	(159,905)	(77,988)	(70,276)

Net income	$1,003,033	$1,379,053	$410,458

Statements of Cash Flows

	Years ended December 31
	2002	2001	2000
Cash flows from operating activities:
Net income	$1,003,033	$1,379,053	$410,458
Adjustments to reconcile net income to cash from operating activities:
Equity in income of the Bank	(2,206,881)	(2,160,925)	(779,818)
Depreciation	8,392	3,497	—
Non-cash ESOP compensation expense	266,799	277,461	69,470
Common stock rights issued in lieu of directors compensation	52,800	37,350	20,150
Increase in other assets	(149,782)	(148,625)	(3,485)
Increase in accounts payable and accrued expenses	160,878	283,081	151,317
Net cash from operating activities	(864,761)	(329,108)	(131,908)

Cash flows from investing activities:
Capital contribution to the Bank	—	—	(1,350,000)
Purchases of certificates of deposit	(1,000,000)	—	—
Purchases of available-for-sale securities	(275,000)	(180,000)	—
Purchases of held-to-maturity securities	(300,000)	—	—
Purchases of premises and equipment	—	(412,500)	—
Investment in the Bank	—	(2,919,447)	—
Dividend from the Bank	652,500	608,000	—
Net cash from investing activities	(922,500)	(2,903,947)	(1,350,000)

Cash flows from financing activities:
(Decrease) increase in payable to Bank	—	(50,718)	50,718
Borrowed funds on ESOP purchase	—	—	1,350,000
Purchase of treasury stock	(106,750)	(73,262)	(123,623)
Net proceeds from issuance of common stock	80,852	28,687	17,738
Net (decrease) increase in other borrowed funds	—	(200,000)	200,000
Repayment of debt	(1,141,766)	(147,973)	(60,261)
Issuance of trust preferred security	4,000,000	4,000,000	—
Net cash from financing activities	2,832,336	3,556,734	1,434,572

Increase (decrease) in cash and cash equivalents	1,045,075	323,679	(47,336)
Cash and cash equivalents at beginning of year	350,310	26,631	73,967

Cash and cash equivalents at end of year	$1,395,385	$350,310	$26,631

GLOSSARY OF CERTAIN TERMS

The following are definitions of certain terms used in this report on Form 10-KSB.

AMT	Alternative Minimum Tax
ARM	Adjustable Rate Mortgage
ATM	Automatic Teller Machines
BIF	Bank Insurance Fund
CAMELS	Capital Adequacy, Asset Quality,
Management/Administration, Earnings
Liquidity-Asset/Liability Management,
Sensitivity
CD	Certificate of Deposit
CRA	Community Reinvestment Act
DOT	Department of Treasury
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institution Examination Council
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLBB	Federal Home Loan Bank Board
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Bank
GNMA	Government National Mortgage Association
HOLA	Home Owners’ Loan Act
IRA	Individual Retirement Account
IRR	Interest Rate Risk
IRS	Internal Revenue Service
NOL	Net Operating Loss
NOW	Negotiable Order of Withdrawal
NPV	Net Present Value
OCC	Office of The Comptroller of The Currency
OTS	Office of Thrift Supervision
QTL	Qualified Thrift Lender
SAIF	Savings Association Insurance Fund
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
VA	Veterans Administration

G-1

INDEX OF EXHIBITS

Exhibit No.	Description

**2.0

Branch Purchase and Deposit Assumption Agreement dated June 18, 1999 between Bank of Albuquerque, National Association, and FirstBank, a federal savings bank (incorporated by reference from the Company’s Form 8-K filed November 19, 1999)

**2.1

Letter amendment, dated September 30, 1999, to Branch Purchase and Deposit Assumption Agreement dated June 18, 1999 between Bank of Albuquerque, National Association, and FirstBank, a federal savings bank (incorporated by reference from the Company’s Form 8-K filed November 19, 1999)

**3.1

Certificate of Amendment of Certificate of Incorporation and Certificate of Incorporation of the Company (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997, SEC File No. 0-28894)

**3.2	Amended Bylaws of the Company (incorporated by reference from the Company’s Registration Statement on Form S-8, filed June 2,1997, SEC File No. 333-28215)

**10.1	Agreement and Plan of Reorganization and Plan of Merger (incorporated by reference from the Company’s Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

**10.3	Profit Sharing and Employee Stock Ownership Plan of FirstBank (incorporated by reference from the Company’s December 31, 2000 10-KSB)

**10.3.1	Amendment Number One to Profit Sharing and Employee Stock Ownership Plan of FirstBank (incorporated by reference from the Company’s December 31, 2001 10-KSB)

**10.3.2	Amendment Number Two to Profit Sharing and Employee Stock Ownership Plan of FirstBank (incorporated by reference from the Company’s December 31, 2001 10-KSB)

**10.3.3	Amendment Number Three to Profit Sharing and Employee Stock Ownership Plan of FirstBank (incorporated by reference from the Company’s December 31, 2001 10-KSB)

**10.4

Agreement for Standby Letter of Credit Advances/Confirmation, Collateral Pledge and Security Agreement with FHLB of Dallas (incorporated by reference from the Company’s Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

**/***10.6	Employment Agreement with Kenneth J. Huey, Jr. (incorporated by reference from the Company’s Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

**/***10.6.1	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated November 20, 1997 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.6.2	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated July 29, 1999 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.6.3	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated August 23, 2001 (incorporated by reference from the Company’s September 30, 2001 10-QSB)

**/***10.7	Employment Agreement with Norman R. Corzine (incorporated by reference from the Company’s 1996 10-KSB)

**/***10.7.1	Extension of Employment Agreement with Norman R. Corzine dated November 20, 1997 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.7.2	Extension of Employment Agreement with Norman R. Corzine dated July 29, 1999 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.7.3	Extension of Employment Agreement with Norman R. Corzine dated August 23, 2001 (incorporated by reference from the Company’s September 30, 2001 10-QSB)

*/***10.7.4	Extension of Employment Agreement with Norman R. Corzine dated December 19, 2002

**/***10.8	Employment Agreement with Don K. Padgett (incorporated by reference from the Company’s June 30, 2002 10-QSB)

*/***10.8.1	Extension of Employment Agreement with Don K. Padgett dated December 19, 2002

**/***10.10	Non-Employee Director Retainer Plan (incorporated by reference from the Company’s Registration Statement on Form S-8, filed June 2, 1997, SEC File No. 333-28217)

**/***10.10.1	Amendment Number One to Non-Employee Director Retainer Plan dated April 26, 2001 (incorporated by reference from the Company’s June 30, 2001 10-QSB)

**/***10.11	1997 Stock Option and Incentive Plan (incorporated by reference from the Company’s Registration Statement on Form S-8, filed June 2, 1997, SEC File No. 333-28215)

**/***10.12	Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s December 31, 1998 10-KSB)

**/***10.12.1	Amendment Number One to the Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.12.2	Amendment Number Two to the Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s September 30, 2002 10-QSB)

*/***10.12.3	Amendment Number Three to the Executive Savings Plan dated June 1, 1998

**16.1	Letter from the certifying accountants required by Regulation S-B, Item 304(a)(3) (incorporated by reference from the Company’s December 31, 2000 10-KSB)

*21	Subsidiaries of the Small Business Issuer

*23.1	Consent of Independent Accountants from Robinson Burdette Seright & Burrows, L.L.P.

*23.2	Consent of Independent Auditors from KPMG LLP

*99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Previously filed
***	Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13(a) of Form 10-KSB.