Form 10KSB/A
period 2002-12-31
ACCESS ANYTIME BANCORP INC
filed 2003-03-05
CIK 1024015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB/A

Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1945

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

The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq Small-Cap Market as of February 26, 2003 was approximately $9,784,821.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

As of February 26, 2003, the issuer had outstanding 1,458,430 shares of Common Stock, par value $0.01 per share, its only class of Common Stock.

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

Signatures

Certifications

Index to Consolidated Financial Statements

Glossary of Certain Terms

This amendment is being filed to correct (i) the dollar amount shown on the cover page for the aggregate market value of voting stock held by non-affiliates of the issuer, and (ii) the number of outstanding shares of common stock of the issuer shown on the cover page and on page 36.

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

Item 4.                                                           Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5.                                                           Market for Registrant’s Common Equity and Related Stockholder Matters

The Common Stock of the Bank was traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol “FSBC” prior to October 21, 1996, and the Common Stock of the Company has been traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol “AABC” since October 21, 1996.  As of February 26, 2003, the Company had 1,458,430 shares of common stock outstanding and 342 holders of record.

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

**/***10.6	Employment Agreement with Kenneth J. Huey, Jr. (incorporated by reference from the Company’s Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

**/***10.6.1	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated November 20, 1997 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.6.2	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated July 29, 1999 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.6.3	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated August 23, 2001 (incorporated by reference from the Company’s September 30, 2001 10-QSB)

**/***10.7	Employment Agreement with Norman R. Corzine (incorporated by reference from the Company’s 1996 10-KSB)

**/***10.7.1	Extension of Employment Agreement with Norman R. Corzine dated November 20, 1997 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.7.2	Extension of Employment Agreement with Norman R. Corzine dated July 29, 1999 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.7.3	Extension of Employment Agreement with Norman R. Corzine dated August 23, 2001 (incorporated by reference from the Company’s September 30, 2001 10-QSB)

**/***10.7.4	Extension of Employment Agreement with Norman R. Corzine dated December 19, 2002 (incorporated by reference from the Company's December 31, 2002 10-KSB)

**/***10.8	Employment Agreement with Don K. Padgett (incorporated by reference from the Company’s June 30, 2002 10-QSB)

**/***10.8.1	Extension of Employment Agreement with Don K. Padgett dated December 19, 2002 (incorporated by reference from the Company's December 31, 2002 10-KSB)

**/***10.10	Non-Employee Director Retainer Plan (incorporated by reference from the Company’s Registration Statement on Form S-8, filed June 2, 1997, SEC File No. 333-28217)

**/***10.10.1	Amendment Number One to Non-Employee Director Retainer Plan dated April 26, 2001 (incorporated by reference from the Company’s June 30, 2001 10-QSB)

**/***10.11	1997 Stock Option and Incentive Plan (incorporated by reference from the Company’s Registration Statement on Form S-8, filed June 2, 1997, SEC File No. 333-28215)

**/***10.12	Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s December 31, 1998 10-KSB)

**/***10.12.1	Amendment Number One to the Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.12.2	Amendment Number Two to the Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s September 30, 2002 10-QSB)

**/***10.12.3	Amendment Number Three to the Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company's December 31, 2002 10-KSB)

**16.1	Letter from the certifying accountants required by Regulation S-B, Item 304(a)(3) (incorporated by reference from the Company’s December 31, 2000 10-KSB)

**21	Subsidiaries of the Small Business Issuer (incorporated by reference from the Company's December 31, 2002 10-KSB)

**23.1	Consent of Independent Accountants from Robinson Burdette Seright & Burrows, L.L.P. (incorporated by reference from the Company's December 31, 2002 10-KSB)

**23.2	Consent of Independent Auditors from KPMG LLP (incorporated by reference from the Company's December 31, 2002 10-KSB)

*99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Previously filed
***	Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13(a) of Form 10-KSB.

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

ACCESS ANYTIME BANCORP, INC.

Date: March 4, 2003	/s/ Norman R. Corzine
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

Date: March 4, 2003	/s/ Norman R. Corzine
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

Date: March 4, 2003	/s/ Ken Huey, Jr.
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

**/***10.6	Employment Agreement with Kenneth J. Huey, Jr. (incorporated by reference from the Company’s Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

**/***10.6.1	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated November 20, 1997 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.6.2	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated July 29, 1999 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.6.3	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated August 23, 2001 (incorporated by reference from the Company’s September 30, 2001 10-QSB)

**/***10.7	Employment Agreement with Norman R. Corzine (incorporated by reference from the Company’s 1996 10-KSB)

**/***10.7.1	Extension of Employment Agreement with Norman R. Corzine dated November 20, 1997 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.7.2	Extension of Employment Agreement with Norman R. Corzine dated July 29, 1999 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.7.3	Extension of Employment Agreement with Norman R. Corzine dated August 23, 2001 (incorporated by reference from the Company’s September 30, 2001 10-QSB)

**/***10.7.4	Extension of Employment Agreement with Norman R. Corzine dated December 19, 2002 (incorporated by reference from the Company's December 31, 2002 10-KSB)

**/***10.8	Employment Agreement with Don K. Padgett (incorporated by reference from the Company’s June 30, 2002 10-QSB)

**/***10.8.1	Extension of Employment Agreement with Don K. Padgett dated December 19, 2002 (incorporated by reference from the Company's December 31, 2002 10-KSB)

**/***10.10	Non-Employee Director Retainer Plan (incorporated by reference from the Company’s Registration Statement on Form S-8, filed June 2, 1997, SEC File No. 333-28217)

**/***10.10.1	Amendment Number One to Non-Employee Director Retainer Plan dated April 26, 2001 (incorporated by reference from the Company’s June 30, 2001 10-QSB)

**/***10.11	1997 Stock Option and Incentive Plan (incorporated by reference from the Company’s Registration Statement on Form S-8, filed June 2, 1997, SEC File No. 333-28215)

**/***10.12	Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s December 31, 1998 10-KSB)

**/***10.12.1	Amendment Number One to the Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.12.2	Amendment Number Two to the Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s September 30, 2002 10-QSB)

**/***10.12.3	Amendment Number Three to the Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company's December 31, 2002 10-KSB)

**16.1	Letter from the certifying accountants required by Regulation S-B, Item 304(a)(3) (incorporated by reference from the Company’s December 31, 2000 10-KSB)

**21	Subsidiaries of the Small Business Issuer (incorporated by reference from the Company's December 31, 2002 10-KSB)

**23.1	Consent of Independent Accountants from Robinson Burdette Seright & Burrows, L.L.P. (incorporated by reference from the Company's December 31, 2002 10-KSB)

**23.2	Consent of Independent Auditors from KPMG LLP (incorporated by reference from the Company's December 31, 2002 10-KSB)

*99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Previously filed
***	Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13(a) of Form 10-KSB.