Form 10QSB
period 2003-03-31
ACCESS ANYTIME BANCORP INC
filed 2003-04-29
CIK 1024015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Yes ☒              No ☐

1,357,131 Shares of Capital Stock $.01 par value
Outstanding as of April 29, 2003

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	Unaudited
	March 31, 2003	December 31, 2002
ASSETS

Cash and cash equivalents	$12,562,565	$12,342,444
Certificates of deposit	5,893,000	5,993,000
Securities available-for-sale (amortized cost of $5,853,055 and $6,515,011)	6,016,730	6,665,338
Securities held-to-maturity (aggregate fair value of $1,643,670 and $1,879,898)	1,615,250	1,862,474
Loans held-for-sale (aggregate fair value of $12,460,184 and $6,688,146)	12,216,231	6,553,116
Loans receivable, net	149,848,965	149,856,081
Interest receivable, loans	704,950	771,189
Interest receivable, securities	103,112	102,198
Real estate owned	564,810	647,917
Federal Home Loan Bank stock	1,019,400	1,013,200
Premises and equipment, net	3,570,731	3,654,169
Unidentifiable intangible asset, net of accumulated amortization of $496,859 and $460,444	1,687,229	1,723,644
Deferred tax asset	385,079	361,368
Other assets	500,943	553,997

Total assets	$196,688,995	$192,100,135

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$158,285,546	$159,197,158
Federal Home Loan Bank advances	14,470,975	8,267,321
Accrued interest and other liabilities	1,267,691	1,384,196
Advanced payments by borrowers for taxes and insurance	499,559	434,247
Trust Preferred Securities – Notes Payable	8,000,000	8,000,000

Total liabilities	182,523,771	177,282,922

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued	—	—

Common stock, $.01 par value; 6,000,000 shares authorized; 1,508,545 and 1,508,012 shares issued; 1,204,844 and 1,302,161 shares outstanding in 2003 and 2002, respectively	15,085	15,080
Capital in excess of par value	11,428,214	11,378,222
Retained earnings	4,814,580	4,547,359
Accumulated other comprehensive income, net of tax expense of $65,470 and $60,131	98,206	90,197
	16,356,085	16,030,858
Unallocated Employee Stock Ownership Plan shares; 152,000 and 160,000 shares outstanding	(825,000)	(870,000)
Treasury stock, at cost; 151,701 and 45,851 shares	(1,365,861)	(343,645)
Total stockholders’ equity	14,165,224	14,817,213

Total liabilities and stockholders’ equity	$196,688,995	$192,100,135

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Operations

	Three Month Periods Ended March 31,
	2003	2002

Interest income:
Loans receivable	$2,702,157	$2,721,977
Equity securities	39,277	42,064
Mortgage-backed securities	75,910	148,611
Other interest income	67,393	47,297

Total interest income	2,884,737	2,959,949

Interest expense:
Deposits	866,014	1,090,774
Federal Home Loan Bank advances	92,736	101,894
Other borrowings	159,729	119,208

Total interest expense	1,118,479	1,311,876

Net interest income before provision for loan losses	1,766,258	1,648,073
Provision for loan losses	142,000	168,000

Net interest income after provision for loan losses	1,624,258	1,480,073

Noninterest income:
Loan servicing and other fees	142,733	93,477
Gains on sales of mortgage loans held-for-sale	398,138	55,236
Other income	245,420	228,257

Total noninterest income	786,291	376,970

Noninterest expense:
Salaries and employee benefits	1,053,256	798,126
Occupancy expense	229,113	177,271
Deposit insurance premium	19,976	29,383
Advertising	24,306	16,566
Professional fees	82,764	90,809
Other expense	529,066	327,866

Total noninterest expense	1,938,481	1,440,021

Income before income taxes	472,068	417,022

Income tax expense	204,847	158,468

Net income	$267,221	$258,554

Earnings per common share-basic	$0.21	$0.20

Earnings per common share-assuming dilution	$0.19	$0.19

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statement of Stockholders’ Equity

	Comprehensive Income	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unallocated ESOP Shares	Treasury Stock		Total

		Number of shares	Amount					Number Of Shares	Amount

Balance at December 31, 2002		1,508,012	$15,080	$11,378,222	$4,547,359	$90,197	$(870,000)	45,851	$(343,645)	$14,817,213

Net income	$267,221	—	—	—	267,221	—	—	—	—	267,221

Net change in unrealized appreciation on available-for-sale securities, net of tax	8,009	—	—	—	—	8,009	—	—	—	8,009

Total comprehensive income	$275,230

Common shares issued		533	5	2,993						2,998

Common stock rights awarded in lieu of directors’ cash compensation		—	—	16,000	—	—	—	—	—	16,000

Purchases of treasury stock		—	—	—	—	—	—	105,850	(1,022,216)	(1,022,216

ESOP shares allocated		—	—	30,999	—	—	45,000	—	—	75,999

Balance at March 31, 2003		1,508,545	$15,085	$11,428,214	$4,814,580	$98,206	$(825,000)	151,701	$(1,365,861)	$14,165,224

	Three Months Ended March 31, 2003	Year Ended December 31, 2002

Disclosure of reclassification amounts:
Unrealized holding gains arising during period	$8,009	$76,435
Reclassification adjustment for gains included in net income	—	(58,115)
Net unrealized appreciation on available-for-sale securities, net of tax	$8,009	$18,320

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

	Three Month Periods Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$267,221	$258,554
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	150,690	95,653
Deferred income taxes	(23,711)	84,150
Provision for loan losses	142,000	168,000
Amortization of premiums on investment securities	10,181	9,683
Amortization of loan premiums, discounts and deferred fees, net	70,472	59,182
Non-cash ESOP contribution	75,999	54,011
Gains on sales of mortgage loans held-for-sale	(398,138)	(55,236)
Proceeds from sales of mortgage loans held-for-sale	20,804,525	3,536,102
Originations of mortgage loans held-for-sale	(26,069,502)	(3,499,944)
Common stock rights awarded in lieu of directors compensation	16,000	14,400
Loss (gain) on sale of foreclosed real estate	5,883	(39,859)
Gain on disposition of assets	(1,877)	—
Net increase (decrease) in accrued interest receivable and other assets	19,789	(225,761)
(Increase) decrease in accrued interest and other liabilities	(116,505)	29,865

Net cash from operating activities	(5,046,973)	461,800

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(200,000)
Proceeds from maturities and principal repayments of available-for-sale securities	643,248	768,738
Proceeds from maturities and principal repayments of held-to-maturity securities	242,403	25,762
Net (increase) decrease in certificates of deposit	100,000	(100,000)
Net increase in loans	(205,356)	(4,601,391)
Proceeds from sales of foreclosed real estate	179,500	391,989
Purchases of premises and equipment	(30,837)	(126,644)

Net cash from investing activities	928,958	(3,841,546)

Cash flows from financing activities:
Net (decrease) increase in deposits	(911,612)	4,292,116
Net increase in Federal Home Loan Bank advances	6,203,654	—
Net increase in advance payments by borrowers for taxes and insurance	65,312	57,920
Repayment of employee stock ownership plan-note payable	—	(45,704)
Purchase of treasury stock	(1,022,216)	(14,200)
Proceeds from issuance of common stock	2,998	—

Net cash from financing activities	4,338,136	4,290,132

Increase in cash and cash equivalents	220,121	910,386
Cash and cash equivalents at beginning of period	12,342,444	10,611,093

Cash and cash equivalents at end of three-months period ended March 31	12,562,565	11,521,479

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,221,198	$1,475,629
Income taxes	150	16,750
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in settlement of loans	124,434	238,187

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1                       Basis of Consolidation and Presentation

Access Anytime Bancorp, Inc. (the “Company”) is a thrift holding company for its wholly owned subsidiary FirstBank (the “Bank”) and the Bank’s wholly owned subsidiary, First Equity Development Corporation (“FEDCO”).  The consolidated financial statements include the accounts and transactions of the Company, Bank and FEDCO.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim financial statements have been prepared by management of the Company, without audit.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures included herein are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the information have been included.  The December 31, 2002 consolidated statement of financial condition, as presented herein, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2002.

NOTE 2                       Summary of Significant Accounting Policies

Impact of New Accounting Standards – In October 2002, the FASB issued Statement No. 147 (“Statement 147”), Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and No. 144 and FASB Interpretation No. 9.  This statement requires that unidentifiable intangible assets that were acquired in a transaction that did not meet the definition of a business combination continue to be amortized over their remaining useful lives.  The Company adopted the provisions of Statement No. 147 as of July 1, 2002, and this adoption had no impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“Interpretation 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual consolidated financial statements about its obligations under guarantees issued.  Interpretation 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of Interpretation 45 are applicable to guarantees issued or modified after December 15, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements.  The disclosure requirements are effective for consolidated financial statements of interim or annual periods ending after December 15, 2002.

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

Had compensation cost for all grants of stock options and the director retainer plan shares during 2003 and 2002 been determined based on the fair value at the date of grant, reported net income and earnings per share would have been adjusted to the pro-forma amounts shown below:

	Three Month Periods Ended March 31,
	2003	2002

Net income, as reported	$267,221	$258,554
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,340)	(21,855)
Pro forma net income	$261,881	$236,699

Earnings per share-basic
As reported	$0.21	$0.20
Pro-forma	0.20	0.18

Earnings per share-assuming dilution
As reported	$0.19	$0.19
Pro-forma	0.19	0.18

NOTE 3                       SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management’s intent.  The carrying amount of securities and their approximate fair value follow:

	Amortized Cost	Gross unrealized		Fair Value
		Gains	Losses

Available-for-sale securities:

March 31, 2003:
Mortgage-backed securities:
GNMA adjustable rate	$3,569,078	$45,409	$—	$3,614,487
GNMA fixed rate	1,522,272	77,617	—	1,599,889
Equity securities:
FNMA common stock	6,858	—	323	6,535
Corporate bonds	99,847	—	—	100,447
Trust preferred securities	655,000	40,372	—	695,375
	$5,853,055	$163,998	$323	$6,016,730

December 31, 2002:
Mortgage-backed securities:
GNMA adjustable rate	$3,869,130	$35,498	$3,216	$3,901,412
GNMA fixed rate	1,884,218	95,672	—	1,979,890
Equity securities:
FNMA common stock	6,858	—	425	6,433
Corporate bonds	99,805	971	—	100,776
Trust preferred securities	655,000	22,150	323	678,827
	$6,515,011	$154,291	$3,964	$6,665,338

	Amortized Cost	Gross unrealized		Fair Value
		Gains	Losses

Held-to-maturity securities:

March 31, 2003:
Mortgage-backed securities:
FHLMC adjustable rate	$420,117	$4,745	$—	$424,862
Corporate bonds	895,133	7,934	1,059	902,008
Trust preferred securities	300,000	16,800	—	316,800
	$1,615,250	$29,479	$—	$1,643,670

December 31, 2002:
Mortgage-backed securities:
FHLMC adjustable rate	$463,270	$7,828	$—	$471,098
Corporate bonds	1,099,204	2,105	2,737	1,098,572
Trust preferred securities	300,000	10,228	—	310,228
	$1,862,474	$20,161	$2,737	$1,879,898

NOTE 4                       LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follow:

		Gross unrealized
	Amortized cost	Gains	Losses	Fair value

March 31, 2003	$12,216,231	$243,953	$—	$12,460,184
December 31, 2002	6,553,116	135,030	—	6,688,146

NOTE 5                       LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

	March 31, 2003	December 31, 2002

First mortgage loans:
Conventional	$74,176,183	$72,697,413
FHA insured and VA guaranteed	11,652,053	12,305,845
Commercial real estate loans	28,166,161	27,998,956
Commercial loans, other than mortgage	9,529,451	9,559,696
Consumer and installment loans	22,315,519	23,096,720
Construction loans	1,197,236	1,590,619
Other	5,524,259	5,225,768

	152,560,862	152,475,017

Less:
Loans in process	794,008	702,086
Unearned discounts, deferred loan fees, and other	1,020,805	1,091,865
Allowance for loan losses	897,084	824,985

	$149,848,965	$149,856,081

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

• Consideration of external factors such as local, regional, and national economic factors

• An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

Specific reserves are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable.  The following table is an analysis of changes in allowance for loan losses:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Balance at beginning of period	$824,985	$744,987

Loans charged-off	(122,214)	(115,959)
Recoveries	52,313	7,737

Net loans charged-off	(69,901)	(108,222)
Provision for loan losses charged to operations	142,000	168,000

Balance at end of period	$897,084	$804,765

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

	Three Months Ended March 31, 2003	Year Ended December 31, 2002

Balance at beginning of period	$1,523,636	$1,429,690
Loans originated	—	648,100
Loan principal payments and other reductions	(113,899)	(554,154)

Balance at end of period	$1,409,737	$1,523,636

NOTE 6                       NON-PERFORMING ASSETS

The composition of the Bank’s portfolio of non-performing assets is shown in the following table:

	March 31, 2003	December 31, 2002

Non-accruing loans*	$1,155,433	$1,623,204
Past due 90 days or more and still accruing	—	—
Troubled debt restructured	—	—
Other real estate	564,810	647,917

	$1,720,243	$2,271,121

Ratio of non-performing assets to total assets	0.87%	1.18%

*   Primarily loans which are past due for 90 days or more

NOTE 7                       EARNINGS PER SHARE

Basic earnings per common share has been computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share has been computed by dividing net income for the period by the weighted average number of common shares outstanding during the period adjusted for the assumed exercise of outstanding stock options and other contingently issuable shares of common stock.  Net income for basic and diluted earnings per share are the same, as there are no contingently issuable shares of stock whose issuance would have impacted net income.

A reconciliation between basic and diluted weighted average common shares outstanding follows:

	Three Months Ended March 31,
	2003	2002

Weighted average common shares – Basic	1,294,204	1,287,408

Plus effect of dilutive securities:
Stock Options	33,968	21,942
Shares held as Treasury Stock	48,672	34,564

Weighted average common shares – Assuming Dilution	1,376,844	1,343,914

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

Item 2 – Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with Access Anytime Bancorp, Inc.’s (“the Company”) 2002 Annual Report on Form 10-KSB.

General

The Company is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of FirstBank (the “Bank”).  The Bank is a federally chartered stock savings bank conducting business from eight banking locations in Albuquerque, Clovis, Gallup, and Portales, New Mexico.  The Bank has a wholly owned subsidiary, FEDCO, which is currently inactive.

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

Financial Condition

Total assets for the Company increased by $4,588,860 or 2.39%, from December 31, 2002 to March 31, 2003.  The increase in assets was primarily due to an increase of approximately $5.7 million in loans held-for-sale.

Total liabilities increased by $5,240,849 or 2.96% for the quarter ended March 31, 2003.  An increase of approximately $6.2 million in Federal Home Loan Bank advances was the primary reason for the increase in total liabilities.

On February 25, 2003 the Company announced a plan to repurchase up to 100,000 shares, or approximately 6.6% of its common shares on or before December 31, 2003.  The Company repurchased 100,000 shares for $966,046, and announced the completion of its stock repurchase program on February 27, 2003.  During the first quarter of 2003, the Company also repurchased 5,850 shares for the Rabbi Trust.

Capital Adequacy and Liquidity

Capital Adequacy - Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and the implementation of Office of Thrift Supervision (“OTS”) regulations on December 7, 1989 the Bank must have:  (1) Tier 1 or core capital equal to 3% of adjusted total assets and (2) total capital equal to 8.0% of risk-weighted assets, which includes off-balance sheet items.

Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), to be deemed “well capitalized” the minimum ratios the Bank must have are: (1) Tier 1 or core capital of 5% of adjusted total assets, (2) Tier 1 risk-based capital of 6% of risk-weighted assets, and (3) total risk-based capital of 10% of risk weighted assets.

The following table is a reconciliation of the Bank’s capital for regulatory purposes at March 31, 2003 as reported to the OTS.

	Tier 1 - Core Capital	Tier 1 - Risk-based Capital	Total Risk-based Capital

Total regulatory assets	$194,214,615
Net unrealized gain on available-for-sale securities, net	(133,743)
Less intangible assets disallowed for regulatory purposes	(1,687,229)

Adjusted regulatory total assets	$192,393,643

Risk-based assets		$130,436,000	$130,436,000

Stockholder’s equity	$19,917,411	$19,917,411	$19,917,411
Net unrealized appreciation on available-for-sale securities, net	(80,246)	(80,246)	(80,246)
General valuation allowance	—	—	769,702
Less intangible assets disallowed for regulatory purposes	(1,687,229)	(1,687,229)	(1,687,229)

Regulatory capital	18,149,936	18,149,936	18,919,638
Regulatory capital required to be “well capitalized”	9,619,682	7,826,160	13,043,600

Excess regulatory capital	$8,530,254	$10,323,776	$5,876,038

Bank’s capital to adjusted regulatory assets	9.43%

Bank’s capital to risk-based assets		13.91%	14.50%

Liquidity

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers.  The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base.  A further source is the Bank’s ability to borrow funds.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) which provides a source of borrowings to the Bank for asset and asset/liability matching.  FHLB borrowings were $14.5 and $8.3 million at March 31, 2003 and December 31, 2002, respectively.

Liquidity risk results from the mismatching of assets and liability cash flows.  Management chooses asset/liability strategies that promote stable earnings and reliable funding.  Interest rate risk and funding positions are kept within limits established by the Board of Directors of the Bank to ensure that risk taking is not excessive and that liquidity is properly managed.  The Bank keeps a portion of its interest-bearing assets in adjustable-rate products to reduce interest rate sensitivity.  Therefore, if rates increase the Bank can retain its deposits by increasing rates paid on deposits, while limiting the impact on the Bank’s net interest margin.  A concentrated effort is made to retain deposits associated with an unidentifiable intangible asset, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-QSB.  The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $52.0 and $59.8 million at March 31, 2003 and December 31, 2002, respectively.

Results of Operations

Three-Month Comparative Analysis for Periods March 31, 2003 and 2002

Net income for the three-months ended March 31, 2003 was $267,221 or $.21 per basic share compared to $258,554 or $.20 per basic share for the three-months ended March 31, 2002, a increase of $8,667 or 3.35%.

Net Interest Income.  Net interest income before provision for loan losses increased by 7.17% to $1,766,258 in the three-month period ended March 31, 2003, compared to $1,648,073 for the same period in 2002.  The increase in net interest income before provision for loan losses was primarily due to a decrease in interest expense of $193,397.  The decrease in total interest expense for the quarter ended March 31, 2003 was due to a decrease in interest expense on deposits of $224,760, as compared to the same quarter in 2002.

Provision for Loan Losses.  The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral, and other factors which may affect the collectibility of loans.  During the first quarter of 2003, the provision for loan losses decreased to $142,000 from $168,000 in the first quarter of 2002.  The decrease was due to management’s analysis of current conditions.  Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations.  See Note 5 to the Consolidated Financial Statements in this Form 10-QSB for additional discussion on the allowance for loan losses.

Noninterest Income.  During the three-months ended March 31, 2003, noninterest income increased by $409,321 to $786,291 compared to $376,970 in 2002.  The increase in noninterest income for the quarter ended March 31, 2003 as compared to the same quarter in 2002 was primarily due to an increase in gains on sales of mortgage loans held-for-sale of $342,902 and loan servicing and other fees of $49,256.

Noninterest Expense.  Noninterest expense increased to $1,938,481 from $1,440,021 for the quarter ended March 31, 2003 compared to the same quarter in 2002.  The $498,460 increase in noninterest expense was primarily due to an increase in salaries and employee benefits of $255,130 and other expense of $202,200.  The increase in salaries and employee benefits is primarily due to the opening of two additional depository branches in March and September 2002, a new loan production office during April 2002, and an increase in incentive payments based on loan production in the first quarter of 2003.

Income Tax Expense.  The income tax expense for the quarter ended March 31, 2003 increased by $46,379 to $204,847 from $158,468 in the quarter ended March 31, 2002.

Net Interest Income

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

	Three Months ended March 31,
	2003			2002
	Average outstanding balance	Interest earned/ paid	Yield/ Rate	Average outstanding balance	Interest earned/ Paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)	$159,369,585	$2,702,157	6.78%	$146,901,416	$2,721,977	7.41%
Mortgage-backed securities	5,907,254	75,910	5.14	9,855,193	148,611	6.03
Investment securities	3,028,342	39,277	5.19	2,743,411	42,064	6.13
Other interest-earning assets	16,404,681	67,393	1.64	10,139,973	47,297	1.87

Total interest-earning assets (1)	$184,709,862	$2,884,737	6.25%	$169,639,993	$2,959,949	6.98%

Interest-bearing liabilities:
Deposits	$156,857,502	$866,014	2.21%	$149,120,556	$1,090,774	2.93%
Federal Home Loan Bank advances	13,283,211	92,736	2.79	10,719,278	101,894	3.80
Other borrowings	8,000,000	159,729	7.99	5,111,297	119,208	9.33

Total interest-bearing liabilities	$178,140,713	$1,118,479	2.51%	$164,951,131	$1,311,876	3.18%

Net interest income		$1,766,258			$1,648,073
Net interest rate spread			3.74%			3.80%

Net interest-earning assets	$6,569,149			$4,688,862
Net yield on average interest-earning assets			3.82%			3.89%

Average interest-earning assets to average interest-bearing liabilities		103.69%			102.84%

(1) Calculated net of loans in process

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days of the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic Securities and Exchange Commission (“SEC”) filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Forward-Looking Statements

When used in this Form 10-QSB, certain words or phrases are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Changes in Securities

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

10.6.4 Extension of Employment Agreement with Kenneth J. Huey Jr. dated December 16, 2002

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

1.  On February 25, 2003 the Company filed a Form 8-K to announce it has entered into a stock repurchase program whereby the Company plans to repurchase up to 100,000 common shares before December 31, 2003.

2. On February 27, 2003 the Company filed a Form 8-K to announce it completed the stock repurchase program whereby the Company repurchased 100,000 common shares of its stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS ANYTIME BANCORP, INC.

Date: April 29, 2003	/s/ Norman R. Corzine
Norman R. Corzine, Chairman of the Board, Chief Executive Officer (Duly Authorized Representative)

Date: April 29, 2003	/s/ Ken Huey, Jr.
Ken Huey, Jr., Chief Financial Officer Director (Principal Financial and Accounting Officer) (Duly Authorized Representative)

Date: April 29, 2003	/s/ Don K. Padgett
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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	/s/ Norman R. Corzine
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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	/s/ Ken Huey, Jr.
Ken Huey, Jr., Chief Financial Officer Director (Principal Financial and Accounting Officer)