Form 10-Q
period 2003-06-30
ACCESS ANYTIME BANCORP INC
filed 2003-07-31
CIK 1024015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-28894

Access Anytime Bancorp, Inc.

(Name of small business issuer in its charter)

DELAWARE	85-0444597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒           No ☐

1,354,781 Shares of Capital Stock $.01 par value

Outstanding as of July 31, 2003

Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☒

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	Unaudited
	June 30, 2003	December 31, 2002
ASSETS

Cash and cash equivalents	$20,720,415	$12,342,444
Certificates of deposit	5,383,000	5,993,000
Securities available-for-sale (amortized cost of $5,110,229 and $6,515,011)	5,286,106	6,665,338
Securities held-to-maturity (aggregate fair value of $1,588,180 and $1,879,898)	1,541,665	1,862,474
Loans held-for-sale (aggregate fair value of $14,179,630 and $6,688,146)	13,884,568	6,553,116
Loans receivable, net	150,545,667	149,856,081
Interest receivable, loans	682,440	771,189
Interest receivable, securities	71,125	102,198
Real estate owned	293,743	647,917
Federal Home Loan Bank stock	1,025,700	1,013,200
Premises and equipment, net	3,647,705	3,654,169
Unidentifiable intangible asset, net of accumulated amortization of $533,274 and $460,444	1,650,814	1,723,644
Deferred tax asset	38,934	361,368
Other assets	698,512	553,997

Total assets	$205,470,394	$192,100,135

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$164,006,536	$159,197,158
Federal Home Loan Bank advances	16,548,105	8,267,321
Accrued interest and other liabilities	1,794,842	1,384,196
Advanced payments by borrowers for taxes and insurance	398,178	434,247
Trust Preferred Securities – Notes Payable	8,000,000	8,000,000
Total liabilities	190,747,661	177,282,922

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 1,509,678 and 1,508,012 shares issued; 1,211,569 and 1,302,161 shares outstanding in 2003 and 2002, respectively	15,097	15,080
Capital in excess of par value	11,495,226	11,378,222
Retained earnings	5,275,520	4,547,359
Accumulated other comprehensive income, net of tax expense of $70,351 and $60,131	105,526	90,197
	16,891,369	16,030,858
Unallocated Employee Stock Ownership Plan shares; 144,000 and 160,000 shares outstanding	(780,000)	(870,000)
Treasury stock, at cost; 154,109 and 45,851 shares	(1,388,636)	(343,645)
Total stockholders’ equity	14,722,733	14,817,213
Total liabilities and stockholders’ equity	$205,470,394	$192,100,135

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Operations

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2003	2002	2003	2002

Interest income:
Loans receivable	$2,673,288	$2,705,461	$5,375,445	$5,427,438
Equity securities	36,757	48,505	76,034	90,569
Mortgage-backed securities	63,028	135,569	138,938	284,180
Other interest income	83,085	57,641	150,478	104,938

Total interest income	2,856,158	2,947,176	5,740,895	5,907,125

Interest expense:
Deposits	840,622	1,097,893	1,706,636	2,188,667
Federal Home Loan Bank advances	106,500	76,320	199,236	178,214
Other borrowings	165,655	123,841	325,384	243,049

Total interest expense	1,112,777	1,298,054	2,231,256	2,609,930

Net interest income before provision for loan losses	1,743,381	1,649,122	3,509,639	3,297,195
Provision for loan losses	213,000	212,000	355,000	380,000

Net interest income after provision for loan losses	1,530,381	1,437,122	3,154,639	2,917,195

Noninterest income:
Loan servicing and other fees	219,308	158,043	362,041	251,520
Net realized gains on sales of available-for-sale securities	8,995	—	8,995	—
Gains on sales of mortgage loans held-for-sale	610,727	41,565	1,008,865	96,801
Other income	267,530	255,223	512,950	483,480

Total noninterest income	1,106,560	454,831	1,892,851	831,801

Noninterest expense:
Salaries and employee benefits	1,045,435	832,615	2,098,691	1,630,741
Occupancy expense	211,984	215,768	441,097	393,039
Deposit insurance premium	19,685	29,473	39,661	58,856
Advertising	24,104	25,582	48,410	42,148
Professional fees	144,923	86,556	227,687	177,365
Other expense	451,388	445,833	980,454	773,699

Total noninterest expense	1,897,519	1,635,827	3,836,000	3,075,848

Income before income taxes	739,422	256,126	1,211,490	673,148

Income tax expense	278,482	112,705	483,329	271,173

Net income	$460,940	$143,421	$728,161	$401,975

Earnings per common share-basic	$.37	$.11	$.58	$.31

Earnings per common share-assuming dilution	$.35	$.10	$.54	$.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statement of Stockholders’ Equity

	Comprehensive Income			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unallocated ESOP Shares			Total
		Common Stock						Treasury Stock
		Number of shares	Amount					Number Of Shares	Amount

Balance at December 31, 2002		1,508,012	$15,080	$11,378,222	$4,547,359	$90,197	$(870,000)	45,851	$(343,645)	$14,817,213

Net income	$728,161	—	—	—	728,161					728,161

Net change in unrealized appreciation on available-for-sale securities, net of tax	15,329			—	—	15,329	—	—	—	15,329

Total comprehensive income	$743,490

Common shares issued		1,666	17	11,004						11,021

Common stock rights awarded in lieu of directors’ cash compensation				44,000	—	—	—	—	—	44,000

Purchases of treasury stock		—						108,258	(1,044,991)	(1,044,991)

ESOP shares allocated		—	—	62,000	—	—	90,000	—	—	152,000

Balance at June 30, 2003		1,509,678	$15,097	$11,495,226	$5,275,520	$105,526	$(780,000)	154,109	$(1,388,636)	$14,722,733

	Six Months Ended June 30, 2003	Year Ended December 31, 2002

Disclosure of reclassification amounts:
Unrealized holding gains arising during period	$24,324	$76,435
Reclassification adjustment for gains included in net income	(8,995)	(58,115)
Net unrealized appreciation on available-for-sale securities, net of tax	$15,329	$18,320

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

	Six Month Periods Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$728,161	$401,975
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	216,642	207,044
Deferred income taxes	322,434	216,106
Provision for loan losses	355,000	380,000
Amortization of premiums on investment securities	21,107	18,245
Amortization of loan premiums, discounts and deferred fees, net	155,577	78,071
Non-cash ESOP contribution	152,000	131,199
Net realized gains on sales of available-for-sale securities	(8,995)	—
Gains on sales of mortgage loans held-for-sale	(1,008,865)	(96,801)
Proceeds from sales of mortgage loans held-for-sale	53,982,668	5,205,885
Originations of mortgage loans held-for-sale	(60,305,255)	(5,445,882)
Common stock rights awarded in lieu of directors compensation	44,000	27,200
Loss (gain) on sale of foreclosed real estate	27,228	(49,626)
Gain on disposition of assets	(1,877)	—
Net increase in accrued interest receivable and other assets	(11,483)	(170,944)
Increase in accrued interest and other liabilities	410,646	96,466

Net cash from operating activities	(4,921,012)	998,938

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(800,000)
Proceeds from maturities and principal repayments of available-for-sale securities	1,268,408	1,393,764
Proceeds from sales of available-for-sale securities	108,995	—
Proceeds from maturities and principal repayments of held-to-maturity securities	310,526	103,105
Net decrease (increase) in certificates of deposit	610,000	(3,197,000)
Net increase in loans	(1,200,163)	(9,812,824)
Proceeds from sales of foreclosed real estate	391,272	452,911
Purchases of premises and equipment	(210,178)	(221,362)

Net cash from investing activities	1,278,860	(12,081,406)

Cash flows from financing activities:
Net increase in deposits	4,809,378	11,199,155
Net increase (decrease) in Federal Home Loan Bank advances	8,280,784	(1,000,000)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(36,069)	59,862
Repayment of employee stock ownership plan-note payable	—	(92,832)
Issuance of trust preferred security-note payable	—	4,000,000
Purchase of treasury stock	(1,044,991)	(24,400)
Proceeds from issuance of common stock	11,021	74,855

Net cash from financing activities	12,020,123	14,216,640

Increase in cash and cash equivalents	8,377,971	3,134,172
Cash and cash equivalents at beginning of period	12,342,444	10,611,093

Cash and cash equivalents at end of six-months period ended June 30	20,720,415	13,745,265

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,239,877	$2,694,711
Income taxes	150	26,750
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in settlement of loans	246,115	239,689

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

The unaudited interim financial statements have been prepared by management of the Company, without audit.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures included herein are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the information have been included.  The December 31, 2002 consolidated statement of financial condition, as presented herein, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2002 included in the Company’s Annual Report on 10-KSB.

NOTE 2        Summary of Significant Accounting Policies

Impact of New Accounting Standards – In November 2002, the FASB issued Interpretation No. 45 (“Interpretation 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual consolidated financial statements about its obligations under guarantees issued.  Interpretation 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The Company adopted the provisions of Interpretation 45 as of January 1, 2003, and this adoption had no impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued Statement No. 148 (“Statement 148”), Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.  This statement amends Statement 123 to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, Statement 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Statement 148 is effective for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002.  The Company has elected to continue to use the intrinsic value method of accounting under Opinion 25.

Statement 148 allows for the fair value based method under Statement 123, Accounting for Stock-Based Compensation, or the intrinsic value based method under APB Opinion No. 25 (“Opinion 25”), Accounting for Stock Issued to Employees.  Under the fair value based method of accounting, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is generally the vesting period.  Under the intrinsic value method of accounting, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Had compensation cost for all grants of stock options and the director retainer plan shares during 2003 and 2002 been determined based on the fair value at the date of grant, reported net income and earnings per share would have been adjusted to the pro-forma amounts shown below:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2003	2002	2003	2002

Net income, as reported	$460,940	$143,421	$728,161	$401,975
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,043	—	3,818	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(137,051)	(4,214)	(141,852)	(23,581)

Pro forma net income	$327,932	$139,207	$590,127	$378,394

Earnings per share-basic
As reported	$.37	$.11	$.58	$.31
Pro-forma	$.27	$.11	$.47	$.29

Earnings per share-assuming dilution
As reported	$.35	$.10	$.54	$.30
Pro-forma	$.25	$.10	$.44	$.28

In May 2003, the FASB issued Statement No. 150 (“Statement 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  In addition, Statement 150 requires that those instruments be classified as liabilities on the Company’s consolidated statements of financial condition.  The initial recognition and measurement provisions of Statement 150 are applicable to financial instruments entered into or modified after May 31, 2003.  Statement 150 is effective for fiscal years beginning after December 15, 2003, and for interim periods beginning after June 15, 2003.  The adoption of Statement 150 did not have an impact on the Company’s consolidated financial statements.

NOTE 3        SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management’s intent.  The carrying amount of securities and their approximate fair value follow:

	Amortized Cost	Gross unrealized		Fair Value
		Gains	Losses

Available-for-sale securities:

June 30, 2003:
Mortgage-backed securities:
GNMA adjustable rate	$3,268,604	$57,837	$63	$3,326,378
GNMA fixed rate	1,179,882	60,059	—	1,239,941
Equity securities:
FNMA common stock	6,858	—	114	6,744
Corporate bonds	99,885	2,308	—	102,193
Trust preferred securities	555,000	55,850	—	610,850
	$5,110,229	$176,054	$177	$5,286,106

December 31, 2002:
Mortgage-backed securities:
GNMA adjustable rate	$3,869,130	$35,498	$3,216	$3,901,412
GNMA fixed rate	1,884,218	95,672	—	1,979,890
Equity securities:
FNMA common stock	6,858	—	425	6,433
Corporate bonds	99,805	971	—	100,776
Trust preferred securities	655,000	22,150	323	678,827
	$6,515,011	$154,291	$3,964	$6,665,338

	Amortized Cost	Gross unrealized		Fair Value
		Gains	Losses

Held-to-maturity securities:

June 30, 2003:
Mortgage-backed securities:
FHLMC adjustable rate	$350,753	$6,832	$—	$357,585
Corporate bonds	890,912	13,583	—	904,495
Trust preferred securities	300,000	26,100	—	326,100
	$1,541,665	$46,515	$—	$1,588,180

December 31, 2002:
Mortgage-backed securities:
FHLMC adjustable rate	$463,270	$7,828	$—	$471,098
Corporate bonds	1,099,204	2,105	2,737	1,098,572
Trust preferred securities	300,000	10,228	—	310,228
	$1,862,474	$20,161	$2,737	$1,879,898

NOTE 4        LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follow:

		Gross unrealized
	Amortized cost	Gains	Losses	Fair value

June 30, 2003	$13,884,568	$295,062	$—	$14,179,630
December 31, 2002	6,553,116	135,030	—	6,688,146

NOTE 5        LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

	June 30, 2003	December 31, 2002

First mortgage loans:
Conventional	$71,381,841	$72,697,413
FHA insured and VA guaranteed	13,286,106	12,305,845
Commercial real estate loans	29,672,600	27,998,956
Commercial loans, other than mortgage	9,204,886	9,559,696
Consumer and installment loans	22,684,954	23,096,720
Construction loans	2,397,936	1,590,619
Other	5,166,518	5,225,768

	153,794,841	152,475,017

Less:
Loans in process	1,345,286	702,086
Unearned discounts, deferred loan fees, and other	915,349	1,091,865
Allowance for loan losses	988,539	824,985

	$150,545,667	$149,856,081

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

•                                         Consideration of external factors such as local, regional, and national economic factors

•                                         An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

Specific reserves are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable.  The following table is an analysis of changes in allowance for loan losses:

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Balance at beginning of period	$824,985	$744,987

Loans charged-off	(236,584)	(310,773)
Recoveries	45,138	22,174

Net loans charged-off	(191,446)	(288,599)
Provision for loan losses charged to operations	355,000	380,000

Balance at end of period	$988,539	$836,388

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

	Six Months Ended June 30, 2003	Year Ended December 31, 2002

Balance at beginning of period	$1,523,636	$1,429,690
Loans originated	42,200	648,100
Loan principal payments and other reductions	(311,934)	(554,154)

Balance at end of period	$1,253,902	$1,523,636

NOTE 6        NON-PERFORMING ASSETS

The composition of the Bank’s portfolio of non-performing assets is shown in the following table:

	June 30, 2003	December 31, 2002

Non-accruing loans*	$1,355,343	$1,623,204
Past due 90 days or more and still accruing	—	—
Troubled debt restructured	—	—
Other real estate	293,743	647,917

	$1,649,086	$2,271,121

Ratio of non-performing assets to total assets	0.80%	1.18%

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

A reconciliation between basic and diluted weighted average common shares outstanding follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Weighted average common Shares – Basic	1,230,936	1,299,501	1,262,395	1,293,488

Plus effect of dilutive Securities:
Stock Options	33,623	30,055	33,729	24,399
Shares held by rabbi trust	53,050	36,469	50,873	35,523

Weighted average common Shares – Assuming Dilution	1,317,609	1,366,025	1,346,997	1,353,410

NOTE 8        SUBSEQUENT EVENT

On July 21, 2003, First National Bank Holding Company (“First National Bank”) and the Company announced that they had entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will merge with and into First National Bank (the “Merger”). First National Bank is the parent company of First National Bank of Arizona and First National Bank of Nevada, and Access Anytime is the parent company of FirstBank.

Under the terms of the Merger Agreement, the stockholders of the Company will receive $14.49 in cash in exchange for each share of Company common stock. The purchase price represents approximately a 42% premium over the $10.20 closing market price of the Company’s common stock on Monday, July 21, 2003. The transaction has a total cash value on a fully diluted basis of approximately $22 million, inclusive of amounts payable to holders of stock options and other rights to acquire Company common stock.

The transaction is subject to several conditions, including the satisfactory completion of due diligence by First National Bank on or before August 15, 2003, the receipt of regulatory approvals and the approval of the stockholders of the Company. Certain stockholders of the Company, representing approximately 21% of the outstanding shares of common stock of the Company, have entered into voting agreements pursuant to which they have agreed to vote their shares in favor of the Merger. The Merger is expected to close in the third quarter of 2003.

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

Financial Condition

Total assets for the Company increased by $13,370,259 or 6.96%, from December 31, 2002 to June 30, 2003.  The increase in assets was primarily due to an increase of approximately $8.4 million in cash and cash equivalents and $7.3 million in loans held-for-sale.

Total liabilities increased by $13,464,739 or 7.60% for the six-month period ended June 30, 2003.  An increase of approximately $8.3 million in Federal Home Loan Bank advances and $4.8 million in deposits were the primary reasons for the increase in total liabilities.  The increase in Federal Home Loan Bank advances and deposits provided the funds to increase the total assets of the Company.

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

Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), to be deemed “well capitalized” the minimum ratios the Bank must have are: (1) Tier 1 or core capital of 5% of adjusted total assets, (2) Tier 1 risk-based capital of 6% of risk-weighted assets, and (3) total risk-based capital of 10% of risk weighted assets.  The following table is a reconciliation of the Bank’s capital for regulatory purposes at June 30, 2003 as reported to the OTS.

	Tier 1- Core Capital	Tier 1- Risk-based Capital	Total Risk-based Capital

Total regulatory assets	$203,110,548
Net unrealized gain on available-for-sale securities, net	(140,028)
Less intangible assets disallowed for regulatory purposes	(1,650,814)

Adjusted regulatory total assets	$201,319,706

Risk-based assets		$136,035,000	$136,035,000

Stockholder’s equity	$20,508,523	$20,508,523	$20,508,523
Net unrealized appreciation on available-for-sale securities, net	(84,017)	(84,017)	(84,017)
General valuation allowance	—	—	795,466
Less intangible assets disallowed for regulatory purposes	(1,650,814)	(1,650,814)	(1,650,814)

Regulatory capital	18,773,692	18,773,692	19,569,158
Regulatory capital required to be “well capitalized”	10,065,985	8,162,100	13,603,500

Excess regulatory capital	$8,707,707	$10,611,592	$5,965,658

Bank’s capital to adjusted regulatory assets	9.33%

Bank’s capital to risk-based assets		13.80%	14.39%

Liquidity

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers.  The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base.  A further source is the Bank’s ability to borrow funds.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) which provides a source of borrowings to the Bank for asset and asset/liability matching.  FHLB borrowings were $16.5 and $8.3 million at June 30, 2003 and December 31, 2002, respectively.

Liquidity risk results from the mismatching of assets and liability cash flows.  Management chooses asset/liability strategies that promote stable earnings and reliable funding.  Interest rate risk and funding positions are kept within limits established by the Board of Directors of the Bank to ensure that risk taking is not excessive and that liquidity is properly managed.  The Bank keeps a portion of its interest-bearing assets in adjustable-rate products to reduce interest rate sensitivity.  Therefore, if rates increase the Bank can retain its deposits by increasing rates paid on deposits, while limiting the impact on the Bank’s net interest margin.  A concentrated effort is made to retain deposits associated with an unidentifiable intangible asset.  The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $51.4 and $59.8 million at June 30, 2003 and December 31, 2002, respectively.

At June 30, 2003 and 2002, the Company had available lines of credit totaling $400,000 and $400,000 respectively, from other banks. Borrowings outstanding under these arrangements were $0 and $0 at June 30, 2003 and 2002, respectively.  The lines of credit bear market rates of interest and borrowings thereunder are to be used for general Company purposes.

Results of Operations

Three-Month Comparative Analysis for Periods June 30, 2003 and 2002

Net income for the three-months ended June 30, 2003 was $460,940 or $.37 per basic share compared to $143,421 or $.11 per basic share for the three-months ended June 30, 2002, an increase of $317,519 or 221.39%.

Net Interest Income.  Net interest income before provision for loan losses increased by 5.72% to $1,743,381 in the three-month period ended June 30, 2003, compared to $1,649,122 for the same period in 2002.  The increase in net interest income before provision for loan losses was primarily due to a decrease in interest expense of $185,277.  The decrease in total interest expense for the quarter ended June 30, 2003 was due to a decrease in interest expense on deposits of $257,271, as compared to the same quarter in 2002.

Provision for Loan Losses.  The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral, and other factors which may affect the collectibility of loans.  During the second quarter of 2003, the provision for loan losses increased to $213,000 from $212,000 in the second quarter of 2002.  The increase was due to management’s analysis of current conditions.  Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations.  See Note 5 to the Consolidated Financial Statements in this Form 10-QSB for additional discussion on the allowance for loan losses.

Noninterest Income.  During the three-months ended June 30, 2003, noninterest income increased by $651,729 to $1,106,560 compared to $454,831 in 2002.  The increase in noninterest income for the quarter ended June 30, 2003 as compared to the same quarter in 2002 was primarily due to an increase in gains on sales of mortgage loans held-for-sale of $569,162 and loan servicing and other fees of $61,265.

Noninterest Expense.  Noninterest expense increased to $1,897,519 from $1,635,827 for the quarter ended June 30, 2003 compared to the same quarter in 2002.  The $261,692 increase in noninterest expense was primarily due to an increase in sales incentives as shown in salaries and employee benefits of $212,820 and professional fees of $58,367.  The increase in salaries and employee benefits is primarily due to the increase in sales incentives based on loan production in the second quarter of 2003.

Income Tax Expense.  The income tax expense for the quarter ended June 30, 2003 increased by $165,777 to $278,482 from $112,705 in the quarter ended June 30, 2002.  The increase in income tax expense is primarily due to the increase in income before income taxes during the second quarter of 2003 as compared to the second quarter of 2002.

Six-Month Comparative Analysis for Periods June 30, 2003 and 2002

Net income for the six-months ended June 30, 2003 was $728,161 or $.58 per basic share compared to $401,975 or $.31 per share for the six-months ended June 30, 2002, an increase of $326,186 or 81.15%.

Net Interest Income.  Net interest income before provision for loan losses increased by 6.44% to $3,509,639 in the six-month period ended June 30, 2003, compared to $3,297,195 for the same period in 2002.  The increase in net interest income before provision for loan losses was primarily due to a decrease in interest expense of $378,674.  The decrease in total interest expense for the six-months ended June 30, 2003 was due to a decrease in interest expense on deposits of $482,031, as compared to the same period in 2002.

Provision for Loan Losses.  The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of loans.  During the first six-months of 2003, the provision for loan losses decreased to $355,000 from $380,000 in the first six-months of 2002.  The decrease was due to management’s analysis of current conditions.  Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations.  See Note 5 in this Form 10-QSB for additional discussion on the allowance for loan losses.

Noninterest Income.  During the first half of 2003, noninterest income increased by $1,061,050 to $1,892,851 compared to $831,801 in 2002.  The increase in noninterest income for the six-months ended June 30, 2003 as compared to the same period in 2002 was primarily due to an increase in gains on sales of mortgage loans held-for-sale of $912,064.

Noninterest Expense.  Noninterest expense increased to $3,836,000 from $3,075,848 for the six-months ended June 30, 2003 compared to the same period in 2002.  The $760,152 increase in noninterest expense was primarily due to an increase in sales incentives as shown in salaries and employee benefits of $467,950 and other expense of $206,755.  The increase in salaries and employee benefits is primarily due to the increase in sales incentives based on loan production in the first six-months of 2003, and the increase in other expense is primarily due to expenses due to the increase in loan production in the first six-months of 2003.

Income Tax Expense.  The income tax expense for the six-months ended June 30, 2003 increased by $212,156 to $483,329 from $271,173 in the six-months ended June 30, 2002.  The increase in income tax expense is primarily due to the increase in income before income taxes during the first six-months of 2003 as compared to the same period in 2002.

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

	Three Months ended June 30,
	2003			2002
	Average outstanding balance	Interest earned/ Paid	Yield/ Rate	Average outstanding balance	Interest earned/ Paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)	$162,591,918	$2,673,288	6.58%	$149,822,231	$2,705,461	7.22%
Mortgage-backed securities	5,210,055	63,028	4.84	9,181,802	135,569	5.91
Investment securities	2,840,813	36,757	5.18	3,012,316	48,505	6.44
Other interest-earning assets	21,751,060	83,085	1.53	11,721,030	57,641	1.97

Total interest-earning assets (1)	$192,393,846	$2,856,158	5.94%	$173,737,379	$2,947,176	6.79%

Interest-bearing liabilities:
Deposits	$159,257,644	$840,622	2.11%	$154,936,915	$1,097,893	2.83%
Federal Home Loan Bank advances	16,129,562	106,500	2.64	8,716,667	76,320	3.50
Other borrowings	8,000,000	165,655	8.28	5,182,333	123,841	9.56

Total interest-bearing liabilities	$183,387,206	$1,112,777	2.43%	$168,835,915	$1,298,054	3.08%

Net interest income		$1,743,381			$1,649,122
Net interest rate spread			3.51%			3.71%

Net interest-earning assets	$9,006,640			$4,901,464
Net yield on average interest-earning assets			3.62%			3.80%

Average interest-earning assets to average interest-bearing liabilities		104.91%			102.90%

(1) Calculated net of loans in process

	Six Months ended June 30,
	2003			2002
	Average outstanding balance	Interest earned/ paid	Yield Rate	Average outstanding balance	Interest earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$160,982,769	$5,375,445	6.68%	$148,361,823	$5,427,438	7.32%
Mortgage-backed securities	5,558,581	138,938	5.00	9,518,498	284,180	5.97
Investment securities	2,883,818	76,034	5.27	2,877,863	90,569	6.29
Other interest-earning assets	19,109,252	150,478	1.57	10,930,502	104,938	1.92

Total interest-earning assets (1)	$188,534,420	$5,740,895	6.09%	$171,688,686	$5,907,125	6.88%

Interest-bearing liabilities:
Deposits	$158,057,740	$1,706,636	2.16%	$152,028,736	$2,188,667	2.88%
Federal Home Loan Bank advances	14,721,234	199,236	2.71	9,717,972	178,214	3.67
Other borrowings	8,000,000	325,384	8.13	5,206,333	243,049	9.34

Total interest-bearing liabilities	$180,778,974	$2,231,256	2.47%	$166,953,041	$2,609,930	3.13%

Net interest income		$3,509,639			$3,297,195
Net interest rate spread			3.62%			3.75%

Net interest-earning assets	$7,755,446			$4,735,645
Net yield on average interest-earning assets			3.72%			3.84%

Average interest-earning assets to average interest-bearing liabilities		104.29%			102.84%

(1) Calculated net of loans in process

Proposed Merger With First National Bank Holding Company

On July 21, 2003, First National Bank Holding Company (“First National Bank”) and the Company announced that they had entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will merge with and into First National Bank (the “Merger”). First National Bank is the parent company of First National Bank of Arizona and First National Bank of Nevada, and Access Anytime is the parent company of FirstBank.

Under the terms of the Merger Agreement, the stockholders of the Company will receive $14.49 in cash in exchange for each share of Company common stock. The purchase price represents approximately a 42% premium over the $10.20 closing market price of the Company’s common stock on Monday, July 21, 2003. The transaction has a total cash value on a fully diluted basis of approximately $22 million, inclusive of amounts payable to holders of stock options and other rights to acquire Company common stock.

The transaction is subject to several conditions, including the satisfactory completion of due diligence by First National Bank on or before August 15, 2003, the receipt of regulatory approvals and the approval of the stockholders of the Company. Certain stockholders of the Company, representing approximately 21% of the outstanding shares of common stock of the Company, have entered into voting agreements pursuant to which they have agreed to vote their shares in favor of the Merger. The Merger is expected to close in the third quarter of 2003.

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic Securities and Exchange Commission (“SEC”) filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There was no change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

When used in this Form 10-QSB, certain words or phrases are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including regulatory and shareholder actions with respect to the proposed merger with First National Bank Holding Company, delays in completing such merger, changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II  – OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Changes in Securities

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on April 25, 2003.  The following table sets forth certain information relating to each of the matters voted upon at the meeting.

Matters Voted Upon

For

Against or Withheld

Abstentions

Broker Non- Votes

1.

Election of Directors

  Charles Guthals

1,190,611

15,454

*

*

  Cornelius Higgins, Ph.D.

1,189,611

16,454

*

*

  David Ottensmeyer, M.D.

1,184,691

21,274

*

*

2.	Amendment of the 1997 Stock Option and Incentive Plan to increase the number of stock options available to be granted under the Plan by 100,000 shares

646,097

231,945

12,469

*

3.	Selection of KPMG LLP as independent public accountants for the current year	1,180,818	19,630	5,617	*

* Not applicable or not readily available

Item 5 – Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1 Agreement and Plan of Merger, dated as of July 21, 2003, between First National Bank Holding Company and Access Anytime BanCorp, Inc. (incorporated by reference from the Company’s July 22, 2003 8-K)

10.3.4 Amendment Number Four to Profit Sharing and Employee Stock Ownership Plan of FirstBank dated June 26, 2003

10.10.2 Amendment Number Two to Non-Employee Director Retainer Plan dated May 22, 2003

10.10.3 Amendment Number Three to Non-Employee Director Retainer Plan dated July 1, 2003

31.1 Certification of Chief Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

1. On May 5, 2003 the Company furnished a Form 8-K to announce its unaudited results of operations for the three months ended March 31, 2003.

2. On July 21, 2003 the Company filed a Form 8-K to announce that it had entered into an Agreement and Plan of Merger with First National Bank Holding Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS ANYTIME BANCORP, INC.

Date: July 31, 2003	/s/ Norman R. Corzine
Norman R. Corzine, Chairman of the Board,
Chief Executive Officer
(Duly Authorized Representative)

Date: July 31, 2003	/s/ Ken Huey, Jr.
Ken Huey, Jr., Chief Financial Officer
Director
(Principal Financial and Accounting Officer)
(Duly Authorized Representative)

Date: July 31, 2003	/s/ Don K. Padgett
Don K. Padgett, President
Director
(Duly Authorized Representative)