Form 10QSB
period 2003-09-30
ACCESS ANYTIME BANCORP INC
filed 2003-11-03
CIK 1024015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-28894

Access Anytime Bancorp, Inc.

(Name of small business issuer in its charter)

DELAWARE	85-0444597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒    No ☐

1,351,625 Shares of Capital Stock $.01 par value

Outstanding as of October 31, 2003

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	Unaudited September 30, 2003	December 31, 2002
ASSETS

Cash and cash equivalents	$26,543,539	$12,342,444
Certificates of deposit	4,884,000	5,993,000
Securities available-for-sale (amortized cost of $4,350,257 and $6,515,011)	4,472,199	6,665,338
Securities held-to-maturity (aggregate fair value of $1,529,931 and $1,879,898)	1,495,903	1,862,474
Loans held-for-sale (aggregate fair value of $3,557,528 and $6,688,146)	3,486,294	6,553,116
Loans receivable, net	153,183,389	149,856,081
Interest receivable, loans	686,960	771,189
Interest receivable, securities	68,258	102,198
Real estate owned	312,338	647,917
Federal Home Loan Bank stock	1,161,400	1,013,200
Premises and equipment, net	3,589,359	3,654,169
Unidentifiable intangible asset, net of accumulated amortization of $569,689 and $460,444	1,614,399	1,723,644
Deferred tax asset	238,934	361,368
Other assets	600,857	553,997

Total assets	$202,337,829	$192,100,135

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$159,025,073	$159,197,158
Federal Home Loan Bank advances	18,090,615	8,267,321
Accrued interest and other liabilities	1,544,589	1,384,196
Advanced payments by borrowers for taxes and insurance	515,392	434,247
Trust Preferred Securities – Notes Payable	8,000,000	8,000,000

Total liabilities	187,175,669	177,282,922

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 1,510,211 and 1,508,012 shares issued; 1,217,842 and 1,302,161 shares outstanding in 2003 and 2002, respectively	15,102	15,080
Capital in excess of par value	11,566,739	11,378,222
Retained earnings	5,660,469	4,547,359
Accumulated other comprehensive income, net of tax expense of $48,777 and $60,131	73,165	90,197
	17,315,475	16,030,858
Unallocated Employee Stock Ownership Plan shares; 136,000 and 160,000	(735,000)	(870,000)
Treasury stock, at cost; 156,369 and 45,851 shares	(1,418,315)	(343,645)
Total stockholders’ equity	15,162,160	14,817,213

Total liabilities and stockholders’ equity	$202,337,829	$192,100,135

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Operations

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans receivable	$2,700,382	$2,785,695	$8,075,827	$8,213,133
Equity securities	34,993	46,397	111,027	136,966
Mortgage-backed securities	48,891	112,510	187,829	396,690
Other interest income	78,013	74,664	228,491	179,602

Total interest income	2,862,279	3,019,266	8,603,174	8,926,391

Interest expense:
Deposits	804,415	1,063,347	2,511,051	3,252,014
Federal Home Loan Bank advances	116,820	81,872	316,056	260,086
Other borrowings	163,783	185,932	489,167	428,981

Total interest expense	1,085,018	1,331,151	3,316,274	3,941,081

Net interest income before provision for loan losses	1,777,261	1,688,115	5,286,900	4,985,310
Provision for loan losses	213,000	238,000	568,000	618,000

Net interest income after provision for loan losses	1,564,261	1,450,115	4,718,900	4,367,310

Noninterest income:
Loan servicing and other fees	248,696	120,561	610,737	372,081
Net realized gains on sales of available-for-sale securities	—	58,115	8,995	58,115
Gains on sales of mortgage loans held-for-sale	641,192	207,785	1,650,057	304,586
Other income	280,573	232,490	793,523	715,970

Total noninterest income	1,170,461	618,951	3,063,312	1,450,752

Noninterest expense:
Salaries and employee benefits	1,349,259	806,796	3,447,950	2,437,537
Occupancy expense	217,234	227,670	658,331	620,709
Deposit insurance premium	22,347	19,005	62,008	77,861
Advertising	32,133	16,522	80,543	58,670
Professional fees	319,897	84,617	547,584	261,982
Other expense	485,605	539,709	1,466,059	1,313,408

Total noninterest expense	2,426,475	1,694,319	6,262,475	4,770,167

Income before income taxes	308,247	374,747	1,519,737	1,047,895

Income tax (benefit) expense	(76,702)	147,985	406,627	419,158

Net income	$384,949	$226,762	$1,113,110	$628,737

Earnings per common share-basic	$.31	$.17	$.89	$.48

Earnings per common share-assuming dilution	$.28	$.16	$.82	$.46

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statement of Stockholders’ Equity

	Comprehensive Income	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income Net	Unallocated ESOP Shares	Treasury Stock		Total
		Number of shares	Amount					Number Of Shares	Amount

Balance at December 31, 2002		1,508,012	$15,080	$11,378,222	$4,547,359	$90,197	$(870,000)	45,851	$(343,645)	$14,817,213

Net income	$1,113,110	—	—	—	1,113,110	—	—	—	—	1,113,110

Net change in unrealized depreciation on available-for-sale securities, net of tax	(17,032)	—	—	—	—	(17,032)	—	—	—	(17,032)

Total comprehensive income	$1,096,078

Common shares issued		2,199	22	13,997						14,019

Common stock rights awarded in lieu of directors’ cash compensation		—	—	44,000	—	—	—	—	—	44,000

Purchases of treasury stock		—	—	—	—	—	—	110,518	(1,074,670)	(1,074,670)

ESOP shares allocated		—	—	130,520	—	—	135,000	—	—	265,520

Balance at September 30, 2003		1,510,211	$15,102	$11,566,739	$5,660,469	$73,165	$(735,000)	156,369	$(1,418,315)	$15,162,160

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002

Disclosure of reclassification amounts:
Unrealized holding (losses) gains arising during period	$(8,037)	$76,435
Reclassification adjustment for gains included in net income	(8,995)	(58,115)
Net unrealized (depreciation) appreciation on available-for-sale securities, net of tax	$(17,032)	$18,320

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

	Nine Month Periods Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,113,110	$628,737
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	313,278	317,125
Deferred income taxes	122,434	238,282
Provision for loan losses	568,000	618,000
Amortization of premiums on investment securities	32,980	23,455
Amortization of loan premiums, discounts and deferred fees, net	406,882	169,739
Non-cash ESOP contribution	265,520	199,199
Net realized gains on sales of available-for-sale securities	(8,995)	(58,115)
Gains on sales of mortgage loans held-for-sale	(1,650,057)	(304,586)
Proceeds from sales of mortgage loans held-for-sale	90,828,808	15,712,639
Originations of mortgage loans held-for-sale	(86,111,929)	(21,674,458)
Common stock rights awarded in lieu of directors compensation	44,000	40,000
Loss (gain) on sale of foreclosed real estate	28,694	(52,159)
Gain on disposition of assets	(1,877)	(100)
Net increase in accrued interest receivable and other assets	(105,222)	(458,614)
Increase in accrued interest and other liabilities	160,393	30,997

Net cash from operating activities	6,006,019	(4,569,859)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(800,000)
Proceeds from maturities and principal repayments of available-for-sale securities	2,075,288	2,738,415
Proceeds from sales of available-for-sale securities	108,995	1,035,982
Proceeds from maturities and principal repayments of held-to-maturity securities	351,442	126,886
Net decrease (increase) in certificates of deposit	1,109,000	(5,595,000)
Net increase in loans	(4,302,190)	(8,017,511)
Proceeds from sales of foreclosed real estate	429,306	561,347
Purchases of premises and equipment	(248,468)	(312,496)

Net cash from investing activities	(476,627)	(10,262,377)

Cash flows from financing activities:
Net (decrease) increase in deposits	(172,085)	12,375,156
Net increase in Federal Home Loan Bank advances	9,823,294	1,750,000
Net increase in advance payments by borrowers for taxes and insurance	81,145	214,528
Repayment of employee stock ownership plan-note payable	—	(134,669)
Issuance of trust preferred security-note payable	—	4,000,000
Purchase of treasury stock	(1,074,670)	(34,600)
Proceeds from issuance of common stock	14,019	77,854

Net cash from financing activities	8,671,703	18,248,269

Increase in cash and cash equivalents	14,201,095	3,416,033
Cash and cash equivalents at beginning of period	12,342,444	10,611,093

Cash and cash equivalents at end of nine-months period ended September 30	26,543,539	14,027,126

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,422,864	$4,124,609
Income taxes	325,150	26,750
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in settlement of loans	326,590	701,443

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

Had compensation cost for all grants of stock options and the director retainer plan shares during 2003 and 2002 been determined based on the fair value at the date of grant, reported net income and earnings per share would have been adjusted to the pro-forma amounts shown below:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2003	2002	2003	2002

Net income, as reported	$384,949	$226,762	$1,113,110	$628,737
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	44,200	—	48,017	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(4,060)	(141,852)	(27,641)

Pro forma net income	$429,149	$222,702	$1,019,275	$601,096

Earnings per share-basic
As reported	$.31	$.17	$.89	$.48
Pro-forma	$.35	$.17	$.81	$.46

Earnings per share-assuming dilution
As reported	$.28	$.16	$.82	$.46
Pro-forma	$.32	$.16	$.75	$.44

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“Interpretation 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  Interpretation 46 is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities.  Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risks and opportunities of the consolidated enterprise.  Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Interpretation 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period.  Interpretation 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company has two trusts, which were formed before February 1, 2003, for the purpose of issuing trust preferred securities, as further described in Note 16 of the Company’s 2002 Annual Report on Form 10-KSB.  The Company currently believes the continued consolidation of these trusts is appropriate under Interpretation 46.  However, the application of Interpretation 46 to these types of trusts is an emerging issue and a possible unintended consequence of Interpretation 46 is the deconsolidation of these types of trusts.  The Company is currently evaluating the impact that deconsolidation of these trusts would have on its consolidated financial statements

NOTE 3                 SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management’s intent.  The carrying amount of securities and their approximate fair value follow:

	Amortized Cost	Gross unrealized		Fair Value
		Gains	Losses

Available-for-sale securities:

September 30, 2003:
Mortgage-backed securities:
GNMA adjustable rate	$2,835,127	$34,213	$1,777	$2,867,563
GNMA fixed rate	853,352	42,707	—	896,059
Equity securities:
FNMA common stock	6,858	162	—	7,020
Corporate bonds	99,920	1,657	—	101,577
Trust preferred securities	555,000	44,980	—	599,980
	$4,350,257	$123,719	$1,777	$4,472,199

December 31, 2002:
Mortgage-backed securities:
GNMA adjustable rate	$3,869,130	$35,498	$3,216	$3,901,412
GNMA fixed rate	1,884,218	95,672	—	1,979,890
Equity securities:
FNMA common stock	6,858	—	425	6,433
Corporate bonds	99,805	971	—	100,776
Trust preferred securities	655,000	22,150	323	678,827
	$6,515,011	$154,291	$3,964	$6,665,338

	Amortized Cost	Gross unrealized		Fair Value
		Gains	Losses

Held-to-maturity securities:

September 30, 2003:
Mortgage-backed securities:
FHLMC adjustable rate	$309,248	$2,800	$304	$311,744
Corporate bonds	886,655	9,532	—	896,187
Trust preferred securities	300,000	22,000	—	322,000
	$1,495,903	$34,332	$304	$1,529,931

December 31, 2002:
Mortgage-backed securities:
FHLMC adjustable rate	$463,270	$7,828	$—	$471,098
Corporate bonds	1,099,204	2,105	2,737	1,098,572
Trust preferred securities	300,000	10,228	—	310,228
	$1,862,474	$20,161	$2,737	$1,879,898

NOTE 4                 LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follow:

		Gross unrealized
	Amortized cost	Gains	Losses	Fair value

September 30, 2003	$3,486,294	$71,509	$275	$3,557,528
December 31, 2002	6,553,116	135,030	—	6,688,146

NOTE 5                 LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

	September 30, 2003	December 31, 2002

First mortgage loans:
Conventional	$74,584,093	$72,697,413
FHA insured and VA guaranteed	10,471,954	12,305,845
Commercial real estate loans	33,473,752	27,998,956
Commercial loans, other than mortgage	7,337,910	9,559,696
Consumer and installment loans	22,527,087	23,096,720
Construction loans	2,269,866	1,590,619
Other	5,670,679	5,225,768

	156,335,341	152,475,017

Less:
Loans in process	1,262,318	702,086
Unearned discounts, deferred loan fees, and other	831,642	1,091,865
Allowance for loan losses	1,057,992	824,985

	$153,183,389	$149,856,081

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

• Consideration of external factors such as local, regional, and national economic factors

• An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

Specific reserves are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable.  The following table is an analysis of changes in allowance for loan losses:

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Balance at beginning of period	$824,985	$744,987

Loans charged-off	(424,560)	(568,482)
Recoveries	89,567	28,520

Net loans charged-off	(334,993)	(539,962)
Provision for loan losses charged to operations	568,000	618,000

Balance at end of period	$1,057,992	$823,025

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002

Balance at beginning of period	$1,523,636	$1,429,690
Loans originated	603,700	648,100
Loan principal payments and other reductions	(895,892)	(554,154)

Balance at end of period	$1,231,444	$1,523,636

NOTE 6                 NON-PERFORMING ASSETS

The composition of the Bank’s portfolio of non-performing assets is shown in the following table:

	September 30, 2003	December 31, 2002

Non-accruing loans*	$1,582,918	$1,623,204
Past due 90 days or more and still accruing	—	—
Troubled debt restructured	—	—
Other real estate	312,338	647,917

	$1,895,256	$2,271,121

Ratio of non-performing assets to total assets	0.94%	1.18%

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

A reconciliation between basic and diluted weighted average common shares outstanding follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Weighted average common Shares – Basic	1,239,169	1,315,409	1,254,570	1,300,876

Plus effect of dilutive Securities:
Stock Options	67,662	25,374	47,188	24,644
Shares held by rabbi trust	55,347	37,565	52,379	36,211

Weighted average common Shares – Assuming Dilution	1,362,178	1,378,348	1,354,137	1,361,731

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

The most significant outside factors influencing the operations of the Bank and other financial institutions include general economic conditions, competition in the local market place and the related monetary and fiscal policies of agencies that regulate financial institutions.  More specifically, the cost of funds, primarily consisting of deposits, is influenced by interest rates on competing investments and general market rates of interest.  Lending activities are influenced by the demand for real estate financing and other types of loans, which in turn is affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability.  The Company considers the state of New Mexico as its primary trade area.  Federal government outlays in research and development, defense, and agriculture represent a significant portion of the New Mexico economy.

On July 21, 2003, the Company and First National Bank Holding Company, a Nevada corporation (“First National Bank”), entered into a merger agreement pursuant to which the Company would have merged with and into First National Bank. The merger transaction was subject to several conditions, including the satisfactory completion of due diligence by First National Bank on or before August 15, 2003, the receipt of regulatory approvals and the approval of the Company’s stockholders.  Upon conclusion of the due diligence review by First National Bank, the boards of directors of the two companies determined to mutually terminate the merger agreement effective August 15, 2003.

Financial Condition

Total assets for the Company increased by $10,237,694 or 5.33%, from December 31, 2002 to September 30, 2003.  The increase in assets was due to an increase of approximately $14.2 million in cash and cash equivalents.  The increase in cash and cash equivalents was primarily caused by a $9.8 million increase in FHLB advances, a decrease of $2.2 million in securities available-for-sale, and a decrease of $1.1 million in certificates of deposit.

Total liabilities increased by $9,892,747 or 5.58% for the nine-month period ended September 30, 2003.  An increase of approximately $9.8 million in Federal Home Loan Bank advances was the primary reason for the increase in total liabilities.  The increase in Federal Home Loan Bank advances was primarily used to increase cash and cash equivalents.

Capital Adequacy and Liquidity

Capital Adequacy - Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and the implementation of Office of Thrift Supervision (“OTS”) regulations on December 7, 1989, the Bank must have:  (1) Tier 1 or core capital equal to 3% of adjusted total assets and (2) total capital equal to 8.0% of risk-weighted assets, which includes off-balance sheet items.

Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), to be deemed “well capitalized” the minimum ratios the Bank must have are: (1) Tier 1 or core capital of 5% of adjusted total assets, (2) Tier 1 risk-based capital of 6% of risk-weighted assets, and (3) total risk-based capital of 10% of risk weighted assets.

The following table is a reconciliation of the Bank’s capital for regulatory purposes at September 30, 2003, as reported to the OTS.

	Tier 1- Core Capital	Tier 1- Risk-based Capital	Total Risk-based Capital

Total regulatory assets	$200,142,761
Net unrealized gain on available-for-sale securities, net	(90,002)
Less intangible assets disallowed for regulatory purposes	(1,614,399)

Adjusted regulatory total assets	$198,438,360

Risk-based assets		$135,725,000	$135,725,000

Stockholder’s equity	$21,461,920	$21,461,920	$21,461,920
Net unrealized appreciation on available-for-sale securities, net	(54,001)	(54,001)	(54,001)
General valuation allowance	—	—	842,815
Less intangible assets disallowed for regulatory purposes	(1,614,399)	(1,614,399)	(1,614,399)

Regulatory capital	19,793,520	19,793,520	20,636,335
Regulatory capital required to be “well capitalized”	9,921,918	8,143,500	13,572,500

Excess regulatory capital	$9,871,602	$11,650,020	$7,063,835

Bank’s capital to adjusted regulatory assets	9.97%

Bank’s capital to risk-based assets		14.58%	15.20%

Liquidity

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers.  The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base.  A further source is the Bank’s ability to borrow funds.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) which provides a source of borrowings to the Bank for asset and asset/liability matching.  FHLB borrowings were $18.1 and $8.3 million at September 30, 2003 and December 31, 2002, respectively.

Liquidity risk results from the mismatching of assets and liability cash flows.  Management chooses asset/liability strategies that promote stable earnings and reliable funding.  Interest rate risk and funding positions are kept within limits established by the Board of Directors of the Bank to ensure that risk taking is not excessive and that liquidity is properly managed.  The Bank keeps a portion of its interest-bearing assets in adjustable-rate products to reduce interest rate sensitivity.  Therefore, if rates increase the Bank can retain its deposits by increasing rates paid on deposits, while limiting the impact on the Bank’s net interest margin.  A concentrated effort is made to retain deposits associated with an unidentifiable intangible asset.  The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $53.3 and $59.8 million at September 30, 2003 and December 31, 2002, respectively.

At September 30, 2003 and 2002, the Company had available lines of credit totaling $200,000 and $400,000 respectively, from other banks. Borrowings outstanding under these arrangements were $0 and $0 at September 30, 2003 and 2002, respectively.  The lines of credit bear market rates of interest and borrowings thereunder are to be used for general Company purposes.

Results of Operations

Three-Month Comparative Analysis for Periods September 30, 2003 and 2002

Net income for the three-months ended September 30, 2003 was $384,949 or $.31 per basic share compared to $226,762 or $.17 per basic share for the three-months ended September 30, 2002, an increase of $158,187 or 69.76%.

Net Interest Income.  Net interest income before provision for loan losses increased by 5.28% to $1,777,261 in the three-month period ended September 30, 2003, compared to $1,688,115 for the same period in 2002.  The increase in net interest income before provision for loan losses was primarily due to a decrease in interest expense of $246,133.  The decrease in total interest expense for the quarter ended September 30, 2003 was due to a decrease in interest expense on deposits of $258,932, as compared to the same quarter in 2002.

Provision for Loan Losses. The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral, and other factors which may affect the collectibility of loans.  During the third quarter of 2003, the provision for loan losses decreased to $213,000 from $238,000 in the third quarter of 2002.  Additional provisions were made in 2002 as determined by management analysis for one particular credit, which was subsequently resolved and charged-off.  The related allowance for loan losses increased in the quarter ended September 30, 2003 as a result of lower charge-offs as compared to 2002.  Based on management’s analysis of current conditions and changes in the loan mix, as indicated by increases in commercial real estate, automobile, and credit card loans, the allowance is considered appropriate.  Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations.  See Note 5 to the Consolidated Financial Statements in this Form 10-QSB for additional discussion on the allowance for loan losses.

Noninterest Income.  During the three-months ended September 30, 2003, noninterest income increased by $551,510 to $1,170,461 compared to $618,951 in 2002.  The increase in noninterest income for the quarter ended September 30, 2003 as compared to the same quarter in 2002 was primarily due to an increase in gains on sales of mortgage loans held-for-sale of $433,407 and loan servicing and other fees of $128,135.  The gains on sales of mortgage loans held-for-sale for the quarter were $641,192; however, these gains are expected to decrease as refinancing of mortgage loans demand decreases.

Noninterest Expense.  Noninterest expense increased to $2,426,475 from $1,694,319 for the quarter ended September 30, 2003 compared to the same quarter in 2002.  The $732,156 increase in noninterest expense was primarily due to an increase in sales incentives as shown in salaries and employee benefits of $542,463 and professional fees of $235,280.  The increase in salaries and employee benefits is primarily due to the increase in sales incentives based on loan production in the third quarter of 2003, however, this expense is expected to decrease as refinancing of mortgage loans demand decreases.  The increase in professional fees was primarily due to a $169,498 charge for fees associated with the proposed merger with First National Bank Holding Company, which was subsequently terminated.  The $169,498 fees associated with the proposed merger, adjusted for taxes, represent $.07 per diluted share for the quarter ended September 30, 2003, and without the expenses related to the proposed merger net income would have been an increase of $101,698 to $486,647 for the quarter as compared to net income of $226,762 for the quarter ended September 30, 2002.

Income Tax (Benefit) Expense.  The income tax benefit of $76,702 for the quarter ended September 30, 2003 as compared to an expense of $147,985 in the quarter ended September 30, 2002 results primarily from the deferred tax asset valuation adjustment of $200,000 in the quarter ended September 30, 2003.  Based on third quarter operating results, the Company changed its estimate with respect to the future benefits of the state of New Mexico net operating loss (“State NOL”) carryforwards and, accordingly, reduced the valuation allowance.  The State NOL carryforwards expire through 2005.  (See additional discussion in Note 11 of the audited consolidated financial statements of the Company for the year ended December 31, 2002.)  Based on the Company’s historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company’s future taxable income will be sufficient to realize the benefit of the remaining deferred tax asset.

Nine-Month Comparative Analysis for Periods September 30, 2003 and 2002

Net income for the nine-months ended September 30, 2003 was $1,113,110 or $.89 per basic share compared to $628,737 or $.48 per share for the nine-months ended September 30, 2002, an increase of $484,373 or 77.04%.

Net Interest Income.  Net interest income before provision for loan losses increased by 6.05% to $5,286,900 in the nine-month period ended September 30, 2003, compared to $4,985,310 for the same period in 2002.  The increase in net interest income before provision for loan losses was primarily due to a decrease in interest expense of $624,807.  The decrease in total interest expense for the nine-months ended September 30, 2003 was due to a decrease in interest expense on deposits of $740,963, as compared to the same period in 2002.

Provision for Loan Losses.  The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of loans.  During the first nine-months of 2003, the provision for loan losses decreased to $568,000 from $618,000 in the first nine-months of 2002.  The decrease was due to management’s analysis of current conditions.  Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations.  See Note 5 in this Form 10-QSB for additional discussion on the allowance for loan losses.

Noninterest Income.  During the first nine-months of 2003, noninterest income increased by $1,612,560 to $3,063,312 compared to $1,450,752 the first nine-months of 2002.  The increase in noninterest income for the nine-months ended September 30, 2003 as compared to the same period in 2002 was primarily due to an increase in gains on sales of mortgage loans held-for-sale of $1,345,471.

Noninterest Expense.  Noninterest expense increased to $6,262,475 from $4,770,167 for the nine-months ended September 30, 2003 compared to the same period in 2002.  The $1,492,308 increase in noninterest expense was primarily due to an increase in sales incentives as shown in salaries and employee benefits of $1,010,413, professional fees of $285,602, and other expense of $152,651.  The increase in salaries and employee benefits is primarily due to the increase in sales incentives based on loan production in the first nine-months of 2003, and the increase in other expense is primarily due to expenses due to the increase in loan production.  The increase in professional fees was primarily due to a $169,498 charge for fees associated with the proposed merger with First National Bank Holding Company, which was subsequently terminated.  The $169,498 fees associated with the proposed merger, adjusted for taxes, represent $.08 per diluted share for the nine-months ended September 30, 2003, and without the expenses related to the proposed merger net income would have been an increase of $101,698 to $1,214,808 for the nine-months as compared to net income of $628,737 for the nine-months ended September 30, 2002.

Income Tax Expense.  The income tax expense for the nine-months ended September 30, 2003 decreased by $12,531 to $406,627 from $419,158 in the nine-months ended September 30, 2002.  Based on third quarter operating results, the Company changed its estimate with respect to the future benefits of the state of New Mexico net operating loss (“State NOL”) carryforwards and, accordingly, reduced the valuation allowance.  The State NOL carryforwards expire through 2005.  (See additional discussion in Note 11 of the audited consolidated financial statements of the Company for the year ended December 31, 2002.)  Based on the Company’s historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company’s future taxable income will be sufficient to realize the benefit of the remaining deferred tax asset.

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

	Three Months ended September 30,
	2003			2002
	Average outstanding balance	Interest earned/ Paid	Yield/ Rate	Average outstanding balance	Interest earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$166,481,099	$2,700,382	6.49%	$156,640,540	$2,785,695	7.11%
Mortgage-backed securities	4,452,780	48,891	4.39	8,034,423	112,510	5.60
Investment securities	2,916,668	34,993	4.80	3,358,752	46,397	5.53
Other interest-earning assets	23,599,077	78,013	1.32	14,324,116	74,664	2.08

Total interest-earning assets (1)	$197,449,624	$2,862,279	5.80%	$182,357,831	$3,019,266	6.62%

Interest-bearing liabilities:
Deposits	$161,006,811	$804,415	2.00%	$159,549,811	$1,063,347	2.67%
Federal Home Loan Bank advances	18,222,078	116,820	2.56	9,521,505	81,872	3.44
Other borrowings	8,000,000	163,783	8.19	9,021,649	185,932	8.24

Total interest-bearing liabilities	$187,228,889	$1,085,018	2.32%	$178,092,965	$1,331,151	2.99%

Net interest income		$1,777,261			$1,688,115
Net interest rate spread			3.48%			3.63%

Net interest-earning assets	$10,220,735			$4,264,866
Net yield on average interest-earning assets			3.60%			3.70%

Average interest-earning assets to average interest-bearing liabilities		105.46%			102.39%

(1) Calculated net of loans in process

	Nine Months ended September 30,
	2003			2002
	Average outstanding balance	Interest earned/ Paid	Yield/ Rate	Average outstanding balance	Interest earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$162,799,648	$8,075,827	6.61%	$151,121,396	$8,213,133	7.25%
Mortgage-backed securities	5,189,027	187,829	4.83	9,023,806	396,690	5.86
Investment securities	2,961,054	111,027	5.00	3,038,915	136,966	6.01
Other interest-earning assets	20,615,079	228,491	1.48	12,064,374	179,602	1.98

Total interest-earning assets (1)	$191,564,808	$8,603,174	5.99%	$175,248,491	$8,926,391	6.79%

Interest-bearing liabilities:
Deposits	$159,037,144	$2,511,051	2.11%	$154,535,761	$3,252,014	2.81%
Federal Home Loan Bank advances	15,887,753	316,056	2.65	9,652,483	260,086	3.59
Other borrowings	8,000,000	489,167	8.15	6,443,273	428,981	8.88

Total interest-bearing liabilities	$182,924,897	$3,316,274	2.42%	$170,631,517	$3,941,081	3.08%

Net interest income		$5,286,900			$4,985,310
Net interest rate spread			3.57%			3.71%

Net interest-earning assets	$8,639,911			$4,616,974
Net yield on average interest-earning assets			3.68%			3.79%

Average interest-earning assets to average interest-bearing liabilities		104.72%			102.71%

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

Forward-Looking Statements

When used in this Form 10-QSB, certain words or phrases are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including changes in economic conditions, including changes in governmental outlays in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

2.  On July 31, 2003 the Company furnished a Form 8-K to announce its unaudited results of operations for the six months ended June 30, 2003.

3.  On August 21, 2003 the Company filed a Form 8-K to announce that the Agreement and Plan of Merger with First National Bank Holding Company was terminated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS ANYTIME BANCORP, INC.

Date: October 31, 2003	/s/ Norman R. Corzine
Norman R. Corzine, Chairman of the Board,
Chief Executive Officer
(Duly Authorized Representative)

Date: October 31, 2003	/s/ Ken Huey, Jr.
Ken Huey, Jr., Chief Financial Officer
Director
(Principal Financial and Accounting Officer)
(Duly Authorized Representative)

Date: October 31, 2003	/s/ Don K. Padgett
Don K. Padgett, President
Director
(Duly Authorized Representative)