Form 10KSB
period 2003-12-31
ACCESS ANYTIME BANCORP INC
filed 2004-02-27
CIK 1024015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Yes  ☒      No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the year ended December 31, 2003, were $15,150,948.

The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq Small-Cap Market as of February 26, 2004 was approximately $12,719,084.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

As of February 26, 2004, the issuer had outstanding 1,342,768 shares of Common Stock, par value $0.01 per share, its only class of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of this Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer’s 2004 Annual Meeting of Stockholders.

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
Selected Consolidated Financial Highlights
General
Regulatory Matters
Results of Operations
Comparison of Years Ended December 31, 2003 and 2002
Comparison of Years Ended December 31, 2002 and 2001
Asset/Liability Management and Interest Rate Sensitivity
Liquidity and Capital Resources
Trust Preferred Securities
Asset Quality
Allowance for Loan Losses
Non-Performing Assets
Investment Securities
Off-Balance Sheet Arrangements
Impact of Inflation and Changing Prices
Critical Accounting Policies
Allowance for Loan Losses
Income Taxes
Unidentifiable Intangible Asset
Contractual Cash Obligations
Impact of New Accounting Standards
Forward-Looking Statements

Item 7.	Financial Statements

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.	Controls and Procedures

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

The Company announced, on January 30, 2004, that the Bank reached a definitive agreement with Matrix Capital Bank to acquire two branches located in Las Cruces, New Mexico.  Deposits of the two branches to be acquired totaled about $84 million and loans that would be transferred totaled about $25 million.

The Company’s and the Bank’s revenues are derived principally from interest on loans and securities, gains on the sale of residential mortgage loans, and income from deposit account service charges.  The results of operations of the Company and the Bank, in general, are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government, competition in the Company’s and the Bank’s market area, and the policies of financial institution regulatory authorities.

The Bank is engaged in the business of attracting deposits from the general public, making loans secured by first liens on single-family homes (primarily for sale into the secondary market), commercial and consumer loans, and investing in securities.  The principal sources of funds for the Bank’s lending and investing activities include the sale of loans, principal payments and prepayments on loans and mortgage related securities, and deposits.  The Bank’s primary sources of income are income on loans and securities, gains on the sale of loans, and income from deposit account service charges.  Its principal expenses are interest paid on deposits and borrowings and general operating expenses.  The earnings of the Bank depend primarily on the differences between its income from lending and investment activities and the interest cost of its deposits and borrowings.

Lending Activities

General.  The Bank has historically originated fixed-rate and adjustable-rate mortgage loans.  In order to reduce its exposure to changes in interest rates, it has also, since the early 1980’s, emphasized the origination and retention of ARM loans.  In response to customer demand, however, the Bank continues to originate conventional fixed-rate mortgages, primarily for sale in the secondary market.

The Bank’s focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences, and commercial and consumer loans.  The Bank also originates residential construction, commercial real estate and consumer loans in its market area.  Most residential mortgage loans originated by the Bank are in conformity with FHLMC, FNMA and GNMA loan underwriting standards so that they may be sold in the secondary market.  Mortgage loans made by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month.  The initial contractual loan payment period for residential loans typically ranges from 15 to 30 years.  The Bank’s experience indicates, however, that real estate loans remain outstanding for significantly shorter periods than their contractual terms.  Borrowers may refinance or prepay loans at their option, subject to any prepayment penalty provisions, if included in the note.

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

It is the general policy of the Bank to obtain a title insurance policy or title report, insuring that it has a valid lien on all property securing real estate loans.  Hazard insurance or homeowner’s policies should be obtained by the borrower prior to closing, naming the Bank as mortgagee.  If required by federal rules and regulations, flood insurance policies are obtained.  Upon closing, most borrowers are required to advance funds for the establishment of a mortgage escrow account. Thereafter, the borrower makes contributions to this account along with monthly principal and interest payments. Disbursements are made from this account for items such as real estate taxes, hazard insurance premiums, and private mortgage insurance premiums.

During 2003, the Bank began a new mortgage program to originate one-to-four family residential mortgage loans (“one-to-four mortgage loans”) with a shortened term.  The loan program does not require a title policy or appraisal, but requires a 65% loan-to-value based on the property tax bill or an old appraisal.  The term on these loans is from five to ten years.  During 2003, the Bank originated approximately $12.6 million of these loans and included the loans in its loans receivable portfolio.

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

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is limited generally to the greater of 15% of unimpaired capital and surplus or $500,000.  At December 31, 2003, the maximum amount which the Bank could have lent to any one borrower and the borrower’s related entities was $3,157,348.  The Bank had no loans in excess of the legal lending limit at December 31, 2003.

Loan Portfolio Composition.  The following table shows the composition of the Bank’s loan portfolio in dollar amounts and in percentages as of dates indicated.

	December 31
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)

Real estate loans:
Residential mortgage loans:
Construction	$2,231	1.40%	$1,591	1.04%	$3,363	2.32%
One-to-four family	80,775	50.70	88,186	57.84	79,625	55.04
Multi-family	3,447	2.16	788	0.52	794	0.55
Other dwelling units	47	0.03	1,254	0.82	1,322	0.91
Commercial	36,528	22.92	27,999	18.36	29,422	20.33

Total real estate loans	123,028	77.21	119,818	78.58	114,526	79.15

Other loans:
Commercial	8,087	5.07	9,560	6.27	9,200	6.36
Savings accounts	453	0.28	615	0.40	596	0.41
Other consumer items (a)	27,795	17.44	22,482	14.75	20,371	14.08

Total other loans	36,335	22.79	32,657	21.42	30,167	20.85

Total loans	159,363	100.00%	152,475	100.00%	144,693	100.00%

Less:
Loans in process	1,382		702		1,391
Discounts, deferred loan fees and other	794		1,092		1,073
Allowance for loan losses	950		825		745

Total loans receivable, net	$156,237		$149,856		$141,484

(a)           Includes, among other things, automobile, credit card and home improvement loans.

The following table shows the composition of the Bank’s loan portfolio by fixed- and adjustable-rate categories at the dates indicated.

	December 31
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)

Fixed-rate loans:
Real estate:
Residential mortgage loans:
Construction	$2,231	1.40%	$702	0.46%	$3,363	2.32%
One-to-four family	67,649	41.05	77,159	50.59	66,294	45.82
Multi-family	800	0.50	544	0.36	543	0.38
Other dwelling units	47	0.03	265	0.17	246	0.17
Commercial	9,335	5.86	9,613	6.30	9,598	6.63

Total real estate loans	77,831	48.84	88,283	57.88	80,044	55.32

Other loans:
Commercial	5,120	3.21	3,295	2.16	4,996	3.45
Savings accounts	453	0.28	615	0.40	596	0.41
Consumer (a)	26,055	16.36	20,993	13.78	18,641	12.89

Total other loans	31,628	19.85	24,903	16.34	24,233	16.75

Total fixed-rate loans	109,459	68.69	113,186	74.22	104,277	72.07

Adjustable-rate loans:
Real estate:
Residential mortgage loans:
Construction	—	—	889	0.58	—	—
One-to-four family	15,357	9.64	11,027	7.24	13,331	9.22
Multi-family	2,647	1.66	244	0.16	251	0.17
Other dwelling units	—	—	989	0.65	1,076	0.74
Commercial	27,193	17.06	18,386	12.06	19,824	13.70

Total real estate loans	45,197	28.36	31,535	20.69	34,482	23.83

Commercial	2,967	1.86	6,265	4.11	4,204	2.90
Consumer (a)	1,740	1.09	1,489.98		1,730	1.20

Total other loans	4,707	2.95	7,754	5.09	5,934	4.10

Total adjustable-rate loans	49,904	31.31	39,289	25.78	40,416	27.93

Total loans receivable	159,363	100.00%	152,475	100.00%	144,693	100.00%

Less:
Loans in process	1,382		702		1,391
Discounts, deferred loan fees and other	794		1,092		1,073
Allowance for loan losses	950		825		745

Total loans receivable, net	$156,237		$149,856		$141,484

(a)           Includes, among other things, automobile, credit card and home improvement loans.

The following table outlines the specific loan types with contractual maturity dates as of December 31, 2003.  Loans which have adjustable or renegotiable rates are shown as maturing during the period when the contract is due.  This schedule does not reflect the effects of scheduled principal payments or principal prepayments by the borrower.

	Real Estate				Non-Real Estate
	Mortgages		Construction		Consumer		Commercial Business		Total
	Amount	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate
	(Dollars In Thousands)

Within one year	$6,342	5.35%	$2,231	5.36%	$2,141	9.57%	$1,955	6.54%	$12,669	6.25%
More than one year through two years	859	7.41	—	—	2,128	9.46	1,161	6.19	4,148	8.12
More than two years through three years	1,575	7.22	—	—	4,100	8.31	1,174	5.40	6,849	7.56
More than three years through five years	6,002	6.77	—	—	7,651	8.17	1,832	6.48	15,485	7.43
More than five years through ten years	35,774	6.03	—	—	8,996	7.00	1,650	5.78	46,420	6.21
More than ten years through fifteen years	26,666	6.14	—	—	2,225	8.45	—	—	28,891	6.32
More than fifteen years	43,579	6.33	—	—	1,007	8.25	315	5.72	44,901	6.37

Total loans receivable	$120,797	6.19%	$2,231	5.36%	$28,248	8.05%	$8,087	6.12%	$159,363	6.50%

As of December 31, 2003, the total amount of loans with maturities longer than one year which had fixed interest rates was approximately $104 million and with floating or adjustable interest rates was approximately $43 million.

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

Interest rates on one-to-four mortgage loans were low during 2002, which allowed the Bank to sell the lower rate mortgage loans and put the higher rate mortgage loans into loans receivable.  Interest rates continued to decrease in 2003, and the Bank originated, refinanced, and sold a large volume of mortgage loans.  During 2003, the Bank sold most of the long-term one-to-four mortgage loans it originated, and put its short-term mortgage loans originations into its loans receivable portfolio.

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

Multi-family and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family residential lending or at an adjustable interest rate to decrease the interest rate risk of the Bank.  Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans.  Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired.  In addition, adjustable-rate multi-family and commercial real estate loans are subject to increased risk of delinquency or default as interest rates increase.  The Bank has attempted to minimize these risks through its underwriting standards.

Commercial Business Lending.  The Bank offers commercial business loans guaranteed by the SBA.  The SBA program provides lenders with the ability to offer flexible terms and longer maturities on loans to small businesses and professionals.  The program provides the lender a guaranteed portion (generally 50%-80%) of principal and interest.  Since these loans are guaranteed, they generally offer lower risk to the Bank.  These loans are made with adjustable and fixed interest rates with maturities of up to 25 years, depending on the underlying collateral.  The loans are approved by the SBA.  The Bank intends to expand its commercial lending by utilizing the SBA program.

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

The Bank currently has several arrangements to originate consumer automobile and recreational vehicle loans on an indirect basis (i.e., where loan contracts are purchased from automobile and recreational vehicle retailers which have extended credit to their customers).  The Bank applies the underwriting standards mentioned below in the approval process of purchasing these contracts.  These loans have a fixed interest rate and maturities of 15 years or less.  As of December 31, 2003, the Bank had $10,721,000 in indirect automobile and recreational vehicle contracts or 6.86% of its loans.

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

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or secured by rapidly depreciable assets, such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy, may limit the amount which can be recovered on such loans.  Although the level of delinquencies in the Bank’s consumer loan portfolio has generally been low (at December 31, 2003, approximately $137,000, or 0.63% of the net consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

Loan Servicing. During 2003, the Bank sold most of the long-term one-to-four mortgage loans it originated, and put its short-term mortgage loans originations into its loans receivable portfolio.  The loans that are sold to private investors are sold servicing released.

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

The Bank had no outstanding commitments to purchase any loans or mortgage-backed securities at December 31, 2003.  At December 31, 2003, the Bank held funded residential mortgage loans with commitments to sell of $1,797,209 and also had commitments to sell unfunded residential loans for $3,597,924.  When a commitment is made with the borrower the loan is simultaneously committed to be sold under a “best efforts” and “no recourse” contract with one of the three loan investors used by the Bank during 2003.  The Bank and the loan investors are comfortable with the “best efforts” contracts due to their consistent historical relationship.

During 2003, the general policy of the Bank was to sell one-to-four mortgage loans it originated or refinanced during the year with maturities over 10 years.  However, the loans with maturities of 10 years or less are recorded into the loans receivable portfolio as they are funded.

The following table sets forth the principal amount of the Bank’s loan origination, purchase and sales activity for the periods indicated.

	Year Ended December 31
	2003	2002	2001
	(Dollars In Thousands)

Originations by loan type:
Fixed-rate:
Construction loans	$3,031	$1,145	$5,928
Mortgage loans	41,342	27,836	16,900
Consumer loans (2)	11,028	20,165	18,897
Loans refinanced	95,919	42,826	22,414
Adjustable-rate:
Construction loans	—	1,177	1,250
Mortgage loans	19,301	15,342	13,684
Consumer loans (2)	3,516	2,240	5,940
Loans refinanced	—	—	127

Total loans originated	174,137	110,731	85,140

Purchases:
Loans purchased	—	—	2,744

Sales and repayments:
Sales (1)	106,157	41,509	24,471
Principal repayments	61,092	61,440	40,274

Total reductions	167,249	102,949	64,745

Increase (decrease) in other items, net	(507)	590	(1,134)

Net increase (3)	$6,381	$8,372	$22,005

(1)           Consists entirely of fixed rate, one-to-four mortgage loans

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

The following table sets forth the Bank’s loan delinquencies by type, amount, and percentage of type at December 31, 2003.

	Loans Delinquent For
	60-89 Days			90 Days And Over			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of loan category	Number	Amount	Percent of loan category	Number	Amount	Percent of loan category
	(Dollars In Thousands)

Mortgage loans:
Construction	—	$—	—%	—	$—	—%	—	$—	—%
One-to-four family	7	276	0.31	7	472	0.53	14	748	0.84
Commercial real estate	1	66	0.16	3	269	0.67	4	335	0.83
Other Loans
Commercial	2	20	0.25	5	276	3.40	7	296	3.65
Consumer	14	100	0.46	7	37	0.17	21	137	0.63

Total loans	24	$462	0.29%	22	$1,054	0.66%	46	$1,516	0.95%

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

	December 31
	2003	2002	2001
	(Dollars In Thousands)

Non-accrual loans (1)	$1,054	$1,623	$1,407
Past due 90 days or more and still accruing	—	—	—
Troubled debt restructured	—	—	—
Real estate owned (2)	565	648	605

Total non-performing assets	$1,619	$2,271	$2,012

Ratio of non-performing assets to total assets	0.79%	1.18%	1.15%

(1)           Generally refers to loans that are contractually delinquent (i.e., payments were due and unpaid for more than 90 days).

(2)           Refers to real estate acquired by the Bank through foreclosure or voluntary deed in lieu of loan foreclosure.

Gross interest income which would have been recorded had the non-accruing loans and renegotiated loans been current in accordance with their original terms amounted to $39,388 and $109,517 for the years ended December 31, 2003 and 2002, respectively.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.  Criticized assets of the Bank at December 31, 2003 were as follows:

December 31, 2003
(Dollars In Thousands)

Substandard	$2,310
Doubtful	49
Loss	1

Total classified assets	2,360
Special mention assets	381

Total criticized assets	$2,741

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the years indicated.

	Year ended December 31
	2003	2002	2001	2000	1999
	(Dollars In Thousands)

Balance at beginning of year	$825	$745	$681	$864	$601

Provision charged to operations	781	786	449	199	324
Acquired reserve	—	—	—	(250)	250

Charge-offs:
Mortgage loans:
Single family	(16)	(53)	(24)	—	—
Commercial real estate	(206)	—	—	—	—
Other Consumer loans
Commercial	(83)	(319)	(147)	(41)	(81)
Automobile	(312)	(297)	(98)	(62)	(123)
Credit card	(45)	(38)	(45)	(22)	(16)
Other consumer	(82)	(40)	(128)	(26)	(122)
Total charge-offs	(744)	(747)	(442)	(151)	(342)

Recoveries:
Mortgage loans:
Single family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Other Consumer loans
Commercial	20	—	35	6	2
Automobile	53	40	16	11	23
Credit card	3	1	—	1	6
Other consumer	12	—	6	1	—
Total recoveries	88	41	57	19	31

Balances at end of year	$950	$825	$745	$681	$864

Ratio of net charge-offs during the period to average loans outstanding during the period	0.46%	0.49%	0.30%	0.12%	0.32%

Allowance for loan losses to non-performing assets, at the end of year	58.63%	36.33%	37.02%	156.91%	276.84%

Allowance for loan losses to total loans, at the end of year	0.61%	0.54%	0.53%	0.57%	0.83%

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

The Bank has a portfolio of mortgage-backed securities.  Historically, most of the Bank’s mortgage-backed securities were long-term, fixed-rate federal agency securities.  In recent years, the Bank purchased other types of mortgage-backed securities consistent with its asset/liability management and balance sheet objectives.  At December 31, 2003, approximately $7 million or 91% of the Bank’s mortgage-backed securities carried adjustable rates of interest.

Under the OTS’ risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk-weighting and FNMA, FHLMC and AA- or higher rated mortgage-backed securities have a 20% risk-weighting.  None of the mortgage-backed securities held by the Bank had a risk-weight for regulatory capital purposes above 20%.

All of the Bank’s mortgage-backed securities are backed by GNMA or FHLMC, or are rated AA or higher.  Accordingly, management believes that the Bank’s mortgage-backed securities generally are resistant to credit problems.

GNMA and FHLMC mortgage-backed securities generally carry a yield below that of the corresponding type of residential loan (due to the insurance or guarantee feature of such securities and the retention of a servicing spread by the loan servicer), and the Bank’s other mortgage-backed securities also carry lower yields (because such securities tend to have shorter actual durations than 30-year loans).  The Bank will continue to evaluate corporate bonds, trust preferred securities, mortgage-backed securities purchases and loan securitizations of its existing loans in the future based on its strategic and asset/liability objectives, market conditions and alternative investment opportunities.

During 2003, the Bank’s cash flow primarily generated from selling one-to-four mortgage loans provided the Bank an opportunity to increase its security portfolio to enhance yield but not increase the duration of its assets.  The securities were primarily purchased in the fourth quarter of 2003 and were primarily bonds backed by the United States Government or one of its agencies.  Most of these bond purchased were included in securities held-to-maturity, and had a final maturity of two to five years.

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

	December 31
	2003		2002		2001
	Carrying value	% of total %	Carrying value	% of total	Carrying value	% of total
	(Dollars In Thousands)

Available-for-sale:
Mortgage-backed securities:
GNMA adjustable rate	$2,474	42.6%	$3,901	58.5%	$5,558	53.2%
GNMA fixed rate	723	12.4	1,980	29.7	4,204	40.2
Equity securities:
FNMA common stock	7	0.1	6	0.1	8	0.1
Corporate bonds	—	—	101	1.5	—	—
FNMA bonds	1,000	17.2	—	—	—	—
FFCB bonds	1,006	17.3	—	—	—	—
Trust preferred securities	605	10.4	677	10.2	677	6.5

Total available-for-sale	$5,815	100.0%	$6,665	100.0%	$10,447	100.0%

Held-to-maturity:
Mortgage-backed securities:
FHLMC adjustable rate	$287	1.7%	$463	24.9%	$615	38.2%
GNMA adjustable rate	4,028	24.0	—	—	—	—
FHLB bonds	4,256	25.4	—	—	—	—
FHLMC bonds	1,002	6.0	—	—	—	—
US Treasury bonds	6,018	35.9	—	—	—	—
Corporate bonds	871	5.2	1,099	59.0	696	43.2
Trust preferred securities	300	1.8	300	16.1	300	18.6

Total held-to-maturity	16,762	100.0%	1,862	100.0%	1,611	100.0%

FHLB stock	1,167		1,013		984

Other interest-earning assets:
Interest-bearing deposits with banks	4,480		5,993		798

Total	$28,224		$15,533		$13,840

Average remaining life, to maturity, excluding other-interest-earning assets and FHLB stock (does not include prepayment assumptions)	12 years		19 years		21 years

The following table sets forth the composition and contractual maturities of the Company’s investment securities.

	December 31, 2003
						Total investment securities
	Within one year	1 to 5 years	5 to 10 years	10 to 20 years	Over 20 years	Amortized cost	Fair value
	(Dollars In Thousands)

Available-for-sale:
Mortgage-backed securities:
GNMA adjustable rate	$—	$—	$—	$2,476	$—	$2,476	$2,474
GNMA fixed rate	—	—	—	—	680	680	723
Equity securities:
FNMA common stock	—	—	—	—	7	7	7
FNMA bonds	—	1,000	—	—	—	1,000	1,000
FFCB bonds	—	1,000	—	—	—	1,000	1,006
Trust preferred securities	—	—	—	—	555	555	605
Total securities available-for-sale	$—	$2,000	$—	$2,476	$1,242	$5,718	$5,815

Weighted average yield	—%	2.83%	—%	3.70%	7.43%	4.20%

	December 31, 2003
						Total investment securities
	Within one year	1 to 5 years	5 to 10 years	10 to 20 years	Over 20 years	Amortized cost	Fair value
	(Dollars In Thousands)

Held-to-maturity:
Mortgage-backed securities:
FHLMC adjustable rate	$—	$—	$—	$164	$123	$287	$290
GNMA adjustable rate					4,028	4,028	4,019
FHLB bonds		3,256	1,000			4,256	4,292
FHLMC bonds		1,002				1,002	1,007
US Treasury bonds		6,018				6,018	6,034
Corporate bonds	383	488	—	—	—	871	872
Trust preferred securities	—	—	—	—	300	300	315

Total securities held-to-maturity	$383	$10,764	$1,000	$164	$4,451	$16,762	$16,829

Weighted average yield	3.91%	2.90%	4.35%	3.32%	3.79%	3.25%

Other Investments.  At December 31, 2003, the Bank’s fixed-rate interest bearing deposits with banks were $4,480,000 or 2.18% of total assets.  As of such date, the Bank also had a $1,167,200 investment in FHLB stock.  At December 31, 2003, the Bank’s investment in stock of the FHLB was in an amount required by the FHLB.  It is the Bank’s general policy to purchase investment securities and other issues that are rated investment grade or have credit enhancements.

Sources of Funds

The Company.  The Company’s primary sources of funds are dividends from the Bank, borrowings from the Bank in the form of advances and outside borrowings.  The Bank paid dividends to the Company of $817,500 and $652,500 in the years ended December 31, 2003 and 2002, respectively.  The Bank had advances of $0 and $0 to the Company at December 31, 2003 and 2002, respectively.

At December 31, 2003 and 2002, the Company had lines of credit totaling $400,000 each year from other banks. The Company has no borrowings outstanding under these arrangements at December 31, 2003 and December 31, 2002.  The lines of credit bear market rates of interest and borrowings thereunder are to be used for general purposes. One of the borrowing arrangements at December 31, 2003 matured on January 25, 2004, which has been renewed for a year.  The other borrowing arrangement matures on October 1, 2005.

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

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers.  The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base.  A further source is the Bank’s ability to borrow funds.  The Bank is a member of the FHLB which provides a source of borrowings to the Bank for asset and asset/liability matching.  FHLB borrowings were $17.07 and $8.27 million at December 31, 2003 and 2002, respectively.  The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $69.0 and $59.8 million at December 31, 2003 and 2002, respectively.

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

The following tables set forth the deposits in the various programs offered by the Bank at the dates indicated:

	Balance at December 31, 2003	% of deposits	Increase (decrease)	Balance at December 31, 2002	% of deposits	Increase (decrease)	Balance at December 31, 2001	% of deposits	Increase (decrease)	Balance at December 31, 2000
	(Dollars In Thousands)

Transactional accounts	$26,414	16.22%	$341	$26,073	16.38%	$7,005	$19,068	12.98%	$(592)	$19,660
Jumbo CDs	202	0.12	(535)	737	0.46	(5,387)	6,124	4.17	(8,621)	14,745
Savings accounts	6,751	4.15	149	6,602	4.15	866	5,736	3.90	(339)	6,075
Money market deposit accounts	26,280	16.14	(1,149)	27,429	17.23	332	27,097	18.44	4,799	22,298
IRA accounts	10,560	6.48	(1,191)	11,751	7.38	604	11,147	7.59	479	10,668
Other CDs	92,639	56.89	6,034	86,605	54.40	8,857	77,748	52.92	13,918	63,830

	$162,846	100.00%	$3,649	$159,197	100.00%	$12,277	$146,920	100.00%	$9,644	$137,276

		December 31, 2003			December 31, 2002			December 31, 2001
Minimum amount	Category	Weighted average interest rate	Balance	Percentage of total deposits	Weighted average interest rate	Balance	Percentage of total deposits	Weighted average interest Rate	Balance	Percentage of total deposits
		(Dollars In Thousands)

$100	Transactional accounts zero-rate	0.00%	$12,693	7.79%	0.00%	$15,239	9.57%	0.00%	$10,081	6.86%
100	Transactional accounts	0.30	13,721	8.43	0.49	10,834	6.81	0.48	8,987	6.12
1,000	Money market	1.10	26,280	16.14	1.36	27,429	17.22	2.05	27,097	18.44
100	Savings accounts	0.80	6,751	4.15	0.80	6,602	4.15	0.80	5,736	3.90

	Certificates of Deposit
1,000	30-60 day CDs	0.51	38	0.02	0.86	68	0.04	1.15	50	0.03
1,000	91 day CDs	0.51	133	0.08	1.05	354	0.22	1.33	205	0.14
1,000	6 month CDs	1.28	7,728	4.75	2.09	13,439	8.44	3.28	12,373	8.42
1,000	9 month CDs	2.08	322	0.20	2.15	1,375	0.86	4.12	2,051	1.40
1,000	1 year CDs	1.73	17,141	10.53	2.46	14,829	9.31	4.36	21,583	14.70
1,000	14 month CDs	1.97	23,869	14.65	2.90	11,933	7.50	3.71	21,142	14.38
1,000	18 month CDs	2.49	7,738	4.75	3.20	14,021	8.81	4.22	10,613	7.22
1,000	2 year CDs	3.35	13,970	8.58	3.75	11,763	7.39	5.03	2,100	1.43
1,000	30 month CDs	3.77	7,253	4.45	3.90	7,406	4.65	4.26	1,125	0.77
1,000	3 year CDs	3.47	3,222	1.98	4.37	2,735	1.72	5.49	2,447	1.67
1,000	4 year CDs	4.01	1,573	0.97	4.20	1,429	0.90	4.90	752	0.51
1,000	5 year CDs	4.45	8,008	4.92	4.82	7,252	4.56	5.41	3,307	2.25
90,000	Jumbo CDs	5.22	202	0.12	4.47	737	0.46	5.07	6,124	4.17
100	IRA floating rate	1.34	1,644	1.01	1.87	1,970	1.24	2.70	2,102	1.43
100	1 year IRA	1.93	3,460	2.12	3.03	3,283	2.06	4.63	3,668	2.50
100	15 month IRA	—	—	—	—	—	—	5.85	2	—
100	3 year IRA	4.51	2,384	1.46	5.46	2,971	1.87	5.51	2,735	1.86
100	4 year IRA	3.74	555	0.34	4.23	200.13		—	—	—
100	5 year IRA	4.26	4,161	2.56	4.75	3,328	2.09	5.51	2,640	1.80

		1.92%	$162,846	100.00%	2.33%	$159,197	100.00%	3.16%	$146,920	100.00%

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

	Year Ended December 31
	2003	2002	2001
	(Dollars In Thousands)

Net deposits before interest credited	$338	$8,027	$3,895
Interest credited	3,311	4,250	5,749

Net increase in deposits	$3,649	$12,277	$9,644

Percent increase	2.48%	8.36%	7.26%

The following table shows interest rate and maturity information for the Bank’s time deposits as of December 31, 2003.

	0.00- 1.99%	2.00- 2.99%	3.00- 3.99%	Over 3.99%	Total	Percent of total
	(Dollars In Thousands)

Time deposits maturing in quarter ending:

March 31, 2004	$13,382	$4,009	$3,076	$1,468	$21,935	21.21%
June 30, 2004	7,914	9,873	6,072	1,894	25,753	24.90
September 30, 2004	6,449	4,459	1,853	515	13,276	12.84
December 31, 2004	7,431	1,529	4,119	1,726	14,805	14.32
March 31, 2005	4,774	1,912	356	120	7,162	6.93
June 30, 2005	427	1,181	390	542	2,540	2.46
September 30, 2005	—	847	623	215	1,685	1.63
December 31, 2005	—	1,162	370	126	1,658	1.60
March 31, 2006	—	302	311	782	1,395	1.35
June 30, 2006	—	430	275	501	1,206	1.17
September 30, 2006	—	485	—	318	803	0.78
December 31, 2006	—	305	249	484	1,038	1.00
Thereafter	21	69	3,817	6,238	10,145	9.81

Total	$40,398	$26,563	$21,511	$14,929	$103,401	100.00%

Percent of total	39.07%	25.69%	20.80%	14.44%	100.00%

The following table indicates the amount of the Bank’s time deposits by size or from public entities, by time remaining until maturity as of December 31, 2003.

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
	(Dollars In Thousands)

Time deposits of $100,000 or less	$17,491	$20,196	$21,743	$21,748	$81,178

Time deposits over $100,000	2,436	3,387	6,333	5,884	18,040

Public funds(1)	2,008	2,170	5	—	4,183

Total time deposits	$21,935	$25,753	$28,081	$27,632	$103,401

(1)           Time deposits from government and other public entities.

From time to time, the Bank has had greater amounts of public funds.  The amount of public funds held by the Bank at December 31, 2003 and 2002 was $4,936,437 and $6,674,657, respectively.  The Bank is required to pledge collateral or a letter of credit from FHLB for such funds.

Borrowings.  Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings when there is a net outflow of deposits, when advances are a less costly source of funds or when funds from advances can be invested at a positive spread.  In addition, the Bank has relied upon selected borrowings for short-term liquidity needs.

The Bank may obtain advances from the FHLB of Dallas upon the security of its capital stock of the FHLB of Dallas and certain of its mortgage loans, investment securities and mortgage-backed securities.  Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At December 31, 2003, the Bank had $17,066,654 in FHLB borrowings outstanding, which was an increase during the year of $8.8 million.  The increase in FHLB borrowings allowed the Bank to increase the amount of its loans receivable by $6.4 million.

The following table sets forth maximum balance, average balance, and average rate paid on FHLB advances for the period indicated.

	Year ended December 31
	2003	2002	2001
	(Dollars In Thousands)

Maximum amount of borrowings outstanding	$18,406	$11,500	$12,050

Approximate average borrowings outstanding	$16,317	$9,456	$5,840

Approximate weighted average interest rate paid	2.62%	3.47%	4.54%

On June 27, 2002, the Company issued $4 million in trust preferred securities through a private placement of Floating Rate Trust Preferred Securities of Access Anytime Capital Trust II with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities are at a variable rate of the London Interbank Offered Rate (LIBOR) plus 365 basis points, floating quarterly, with a five-year cap of 12%.  At December 31, 2003, the interest rate was 4.80%.  The trust preferred securities may be redeemed by the Company at par on July 25, 2007.

On July 17, 2001, the Company issued $4 million of 10.25% Fixed Rate Capital Trust Pass-through Securities of Access Anytime Capital Trust I with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities may be redeemed by the Company at price of 107.6875 on July 25, 2006, 106.15 on July 25, 2007, 104.6125 on July 25, 2008, 103.075 on July 25, 2009, 101.5375 on July 25, 2010 and may be redeemed at par on July 25, 2011 or after.  The Company invested approximately $2.9 million of the net proceeds in the Bank to increase its capital levels.

Subsidiary of the Bank

In 1974, the Bank incorporated First Equity Development Corporation (“FEDCO”), a New Mexico corporation, as a wholly-owned subsidiary of the Bank.  The directors and officers of FEDCO also serve as officers of the Bank.  Prior to 1991, FEDCO’s primary business was real estate acquisition, development and construction, and investment in the Bank’s former data processing service bureau.  FEDCO had $787 and $817 in cash at December 31, 2003 and 2002, and no other assets or liabilities and is currently an inactive corporation.  Thrift institutions are permitted to invest an amount equal to 2% of their assets, through a subsidiary, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes.

Regulation

General.  The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer.  The Bank’s deposit accounts are insured up to applicable limits administered by the FDIC, and it is a member of the FHLB of Dallas.  The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions.  The OTS and the FDIC conduct periodic examinations to assess the Bank’s compliance with various regulatory requirements.  Such regulation and supervision establish a comprehensive framework of activities in which an institution may engage and are intended primarily for the protection of the insurance fund and depositors.  The Company, as a unitary thrift holding company, is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the SEC under the federal securities laws.

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

Transactions between the Bank and the Company and the Bank’s subsidiary are subject to various conditions and limitations.  Well run, healthy thrift institutions that satisfy certain criteria would be permitted to file with the OTS schedules of proposed capital distributions over a specified period not to exceed 12 months.  The Bank being a wholly owned subsidiary of a thrift holding company must file a notice with the OTS of anticipated distributions of capital.

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

The OTS regulations establish special capitalization requirements for thrift associations that own subsidiaries.  Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital.  In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are “includable” subsidiaries that are consolidated for capital purposes in proportion to the association’s level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for accounting principles generally accepted in the United States of America purposes.  For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital, with a five-year transition period beginning on July 1, 1990, for investments made before April 12, 1989.  At December 31, 2003, the Bank had tangible capital of $20,224,064 or 9.99% of adjusted total assets (as defined by regulation), which was $17,188,830 above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation).  Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships.  A thrift association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.  At December 31, 2003, the Bank had core capital equal to $20,224,064 or 9.99% of adjusted total assets, which was $12,130,107 above the minimum leverage ratio requirement of 4% as in effect on that date.

The OTS risk-based requirement requires thrift associations to have total capital of at least 8% of risk-weighted assets (as defined by regulation).  Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.  The OTS is also authorized to require a thrift association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  At December 31, 2003, the Bank had no capital instruments that qualify as supplementary capital.  In addition, general loss reserves at that date were less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital.  Such exclusions consist of equity investment (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments.  The Bank had no such exclusions from capital and assets at December 31, 2003.

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

At December 31, 2003, the Bank had total risk-based capital of $21,048,984 or 15.28% of risk-weighted assets. This amount was $10,032,024 above the 8% requirement in effect on that date.

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

Qualified Thrift Lender Test.  All thrift associations, including the Bank, are required to meet a QTL test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the thrift association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2003, the Bank met the QTL test and has always met the test since its inception.

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

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS.  These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests.  Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.  At December 31, 2003, loans to directors, executive officers, and major stockholders were $1,449,117.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas.  At December 31, 2003, the Bank had $1,167,200 in FHLB stock.  The Bank has received dividends on its FHLB stock which have averaged 4.24% over the past five calendar years and were 2.24% for calendar year 2003.

For the year ended December 31, 2003, stock and cash dividends paid by the FHLB of Dallas to the Bank totaled $23,600 which constitutes a $6,600 decrease from the amount of dividends received in fiscal year 2002.  The $5,855 dividend received for the quarter ended December 2003 reflects an annualized rate of 2.00%.

Federal and State Taxation

Federal Taxation.  Thrift associations such as the Bank that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the “Code”), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes.  The amount of the bad debt reserve deduction for “non-qualifying loans” was computed under the experience method.  The amount of the bad debt reserve deduction for “qualifying real property loans” (generally loans secured by improved real estate) is computed under the experience method.

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

To the extent earnings appropriated to a thrift institution’s bad debt reserves for “qualifying real property loans” and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the thrift’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of December 31, 2003, the Bank had no Excess.  Under present law, should the Bank cease to be a thrift institution, the Company would be required to recapture the Bank’s bad debt reserves in its Excess.

As of December 31, 2003, the Company had a net deferred tax asset of $388,573 and a valuation allowance of $386,586 which was primarily related to New Mexico Net Operating Loss (“NOL”) carry forwards.  As of December 31, 2003, the total New Mexico NOL of $11,369,754, may not be carried back and will expire in 2005.  Based on the Company’s historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company’s future taxable income will be sufficient to realize the benefit of the remaining net deferred tax assets at December 31, 2003.

Section 382 of the Internal Revenue Code provides that the aforementioned tax NOL carryforwards would be subjected to an annual limitation should there be a change of over 50% in the stock ownership of the Company during any three year testing period.  Due to the fact that the Company has a tax NOL carryforward, it is required to report changes in ownership of 5% or greater of stockholders annually to the Internal Revenue Service (“IRS”).  The statute and applicable Treasury regulations are extremely complex.  The Company believes that no change of ownership as defined in applicable Section 382 regulations occurred through the three-year testing period ended December 31, 2003.  However, if such a change in ownership occurs, the annual use of the tax NOL carryforwards would be subject to an annual limitation.

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

Employees

As of December 31, 2003, the Company and the Bank had 80 full-time and 10 peak-time employees.  Such employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Item 2.                    Description of Property

The following table sets forth information relating to each of the Company’s current offices.  Net book value and total investment figures are for land, building, furniture and fixtures.

Location	Date acquired	Net book value at December 31, 2003 (1)		Branch deposits at December 31, 2003

Main office:
801 Pile Street	1966	$994,111		$60,019,116
Clovis, New Mexico

Branch offices:
Prince and Parkland Streets	1978	286,897		13,631,059
Clovis, New Mexico

400 West First Street	1982	497,184		23,372,616
Portales, New Mexico

101 West Hill Street	1999	457,218		16,260,358
Gallup, New Mexico

5210 Eubank N.E.	2000	1,189,522		40,960,357
Albuquerque, New Mexico

3301 Coors Blvd NW	2002	49,081	(2)	4,533,942
Albuquerque, New Mexico

7101 Jefferson	2002	29,073	(2)	—	(3)
Albuquerque, New Mexico

2280-B Wyoming NE	2002	53,747	(2)	4,068,659
Albuquerque, New Mexico

(1)           The book value of the Company’s investment in land, premises and equipment, less accumulated depreciation, totaled $3,556,833 at December 31, 2003.

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

Item 4.                    Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5.                    Market for Registrant’s Common Equity and Related Stockholder Matters

The Common Stock of the Bank was traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol “FSBC” prior to October 21, 1996, and the Common Stock of the Company has been traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol “AABC” since October 21, 1996.  As of February 26, 2004, the Company had 1,342,768 shares of common stock outstanding and 278 holders of record.

The following table sets forth the high and low sales prices of the Common Stock of the Company as quoted on the NASDAQ Small Cap Market.

	Price range
	High	Low	Cash Dividends per share

2002
First Quarter	$9.00	$7.60	—
Second Quarter	$9.96	$8.36	—
Third Quarter	$9.34	$8.06	—
Fourth Quarter	$9.72	$8.01	—

2003
First Quarter	$9.96	$9.00	—
Second Quarter	$9.95	$8.83	—
Third Quarter	$16.00	$9.50	—
Fourth Quarter	$14.23	$12.50	—

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

The Bank paid dividends to the Company of $817,500 and $652,500 in the years ended December 31, 2003 and 2002, respectively.

Item 6.                    Management’s Discussion and Analysis or Plan of Operation

Selected Consolidated Financial Highlights

The Company became the unitary thrift holding company for the Bank as a result of the consummation of an Agreement and Plan of Reorganization and related Plan of Merger on October 21, 1996 (the “Merger”). The Company did not have any material assets prior to the Merger.  Following the Merger, the Company’s consolidated statement of financial condition and statement of operations are not materially different from the Bank’s statement of financial condition and statement of operations.  The Company is the successor registrant to the Bank under the Securities Act of 1933 and the Securities Exchange Act of 1934.  The following selected consolidated operating and financial condition data for the Company as of and for each of the five fiscal years ended December 31, 2003 and has been derived from and should be read in conjunction with the audited consolidated financial statements of the Company.  The following summary financial information is qualified in its entirety by and should be read in conjunction with the detailed information and consolidated financial statements of the Company, including the notes thereto, which information as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003, is included in this Form 10-KSB.

	For the years ended December 31
Selected consolidated operating data:	2003	2002	2001	2000	1999
	(Dollars In Thousands Except Per Share Data)

Statements of operations data:
Interest income	$11,416	$11,909	$12,053	$10,701	$8,887
Interest expense	4,378	5,181	6,280	5,748	4,794
Net interest income before provision for loan losses	7,038	6,728	5,773	4,953	4,093
Provision for loan losses	781	786	449	199	324
Net interest income after provision for loan losses	6,257	5,942	5,324	4,754	3,769
Gains on sales of mortgage loans held-for-sale	1,923	787	417	251	297
Net realized gains on sales of available-for-sale securities	11	58	—	—	739
Real estate operations, net	(72)	22	(6)	(28)	(35
Other income, net	1,800	1,575	1,249	1,011	765
Other expenses	(8,155)	(6,745)	(5,535)	(5,367)	(4,379
Income before income taxes	1,764	1,639	1,449	621	1,156
Income tax expense (benefit)	480	636	70	211	(242

Net income	$1,284	$1,003	$1,379	$410	$1,398

Per share data:
Earnings per common share-basic	$1.03	$.77	$1.05	$.33	$1.13
Earnings per common share-assuming dilution	$.94	$.73	$1.02	$.32	$1.10

	December 31
Selected consolidated financial condition data:	2003	2002	2001	2000	1999
	(Dollars In Thousands)

Loans receivable, net	$156,237	$149,856	$141,484	$119,479	$104,177
Loans held-for-sale	1,797	6,553	1,035	821	184
Securities held-to-maturity	16,762	1,862	1,611	6,091	6,857
Securities available-for-sale	5,815	6,665	10,447	7,639	9,120
Real estate owned, net	565	648	606	154	188
Total assets	205,427	192,100	175,558	154,345	141,808
Deposits	162,846	159,197	146,920	137,276	122,480
Federal Home Loan Bank advances	17,067	8,267	8,750	2,750	7,250
Net unrealized appreciation (depreciation) on available-for-sale securities, net	58	90	72	(45)	(73)
Stockholders’ equity	15,366	14,817	13,502	11,736	11,313

Selected financial ratios and other data:	2003	2002	2001	2000	1999

Performance ratios:
Return on assets (ratio of net income to average total assets)	0.65%	0.55%	0.84%	0.28%	1.06%
Interest rate spread information:Average during period	3.54	3.71	3.63	3.53	3.17
End of period	3.61	3.70	4.05	3.46	3.55
Net interest margin (1)	3.65	3.80	3.72	3.61	3.33
Ratio of operating expense to average total assets	4.14	3.66	3.36	3.64	3.35
Return on equity (ratio of net income to average equity)	8.51	7.08	10.93	3.56	13.17

Quality ratios:
Non-performing assets to total assets at end of year	0.79%	1.18%	1.15%	0.28%	0.22%
Allowance for loan losses to non-performing assets	58.63	36.33	37.02	157.03	276.84
Allowance for loan losses to total loans	0.61	0.54	0.53	0.57	0.83

Capital ratios:
Equity to total assets at the end of year	7.48%	7.71%	7.69%	7.60%	7.98%
Average equity to average assets	7.59	7.70	7.65	7.78	8.06
Ratio of average interest-earning assets to average interest-bearing liabilities	104.71	102.82	102.31	101.84	104.25

Number of full service facilities	7	7	5	5	4

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

The Bank is principally engaged in the business of attracting retail deposits from the general public and investing those funds in first mortgage loans in owner occupied, single-family residential loans and mortgage-backed securities.  The Bank also originates commercial real estate loans and, to a lesser extent, residential construction loans. The Bank also originates consumer loans, including loans for the purchase of automobiles and home improvement loans, and commercial loans including SBA loans.

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

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers.  The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base.  A further source is the Bank’s ability to borrow funds.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) which provides a source of borrowings to the Bank for asset and asset/liability matching.  FHLB borrowings were $17.07 and $8.27 million at December 31, 2003 and 2002, respectively.

The Company announced, on January 30, 2004, that the Bank reached a definitive agreement with Matrix Capital Bank to acquire two branches located in Las Cruces, New Mexico.  Deposits of the two branches to be acquired totaled about $84 million and loans that would be transferred totaled about $25 million

Liquidity risk results from the mismatching of assets and liability cash flows.  Management chooses asset/liability strategies that promote stable earnings and reliable funding.  Interest rate risk and funding positions are kept within limits established by the Board of Directors of the Bank to ensure that risk taking is not excessive and that liquidity is properly managed.  The Bank keeps a portion of its interest-bearing assets in adjustable-rate products to reduce interest rate sensitivity.  Therefore, if rates increase the Bank can retain its deposits by increasing rates paid on deposits, while limiting the impact on the Bank’s net interest margin.  A concentrated effort is made to retain deposits associated with unidentifiable intangible asset.  The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $69.0 and $59.8 million at December 31, 2003 and 2002, respectively.

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

The Bank originated and refinanced a high volume of mortgage loans during 2003, 2002, and 2001 of $137.2, $70.7 and $39.3 million, respectively, because of the low interest rate environment on mortgage loans.  The historically low interest rates also allowed the Bank to sell $106 million of one-to-four mortgage loans and increase its loans receivable by $6.4 million during 2003.

Prepayment tendencies on loans and mortgage-backed securities may vary from historical experience and depositors’ preference for various deposit products and maturities may also vary.  The Bank’s favorable liquidity position allows some flexibility in adjusting to cash flow requirements brought on by interest rate changes.  The Bank’s one-year interest-rate sensitivity gap was a negative 11.53% of total assets at December 31, 2003.  A negative gap indicates there are more interest-bearing liabilities repricing during a stated period than interest-earnings assets.

At December 31, 2003, the Bank had unrealized gains in its mortgage-backed securities portfolio which are being held-to-maturity.  The Bank has both the intent and ability to hold these securities until maturity.  In addition, management believes the Bank will be able to collect all amounts due according to the contractual terms of the debt securities and is not aware of any information that would indicate the inability of any issuer of such securities to make contractual payments in a timely manner.  As such the Bank believes that these unrealized gains will not ultimately be realized.

All of the Bank’s mortgage-backed securities are agency securities and are either guaranteed by the full faith and credit of the United States Government (GNMA) or are insured by a government sponsored enterprise (FHLMC).  None of these securities are considered “high risk” as defined by the OTS and none have failed to pass the FFIEC mandatory test for “high risk” securities.  The Bank does not invest in such “high risk” securities.

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

	Years ended December 31,
	(Dollars In Thousands)
	2003			2002			2001
	Average outstanding balance	Interest earned/ paid	Yield/ Rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)	$162,293	$10,675	6.58%	$152,614	$10,985	7.20%	$133,541	$10,775	8.07%
Mortgage-backed securities	5,589	253	4.53	8,444	485	5.73	10,783	681	6.31
Investment securities	4,375	188	4.30	3,042	179	5.88	3,293	208	6.32
Other interest-earning assets	20,604	300	1.45	13,107	260	1.97	7,593	389	5.11

Total interest-earning assets (1)	$192,861	$11,416	5.92%	$177,207	$11,909	6.72%	$155,210	$12,053	7.77%

Interest-bearing liabilities:
Deposits	$159,861	$3,298	2.06%	$155,803	$4,239	2.72%	$142,732	$5,734	4.02%
Federal Home Loan Bank advances	16,317	428	2.62	9,455	329	3.48	5,840	265	4.54
Other borrowings	8,000	653	8.16	7,083	613	8.66	3,128	281	8.99

Total interest-bearing liabilities	$184,178	$4,379	2.38%	$172,341	$5,181	3.01%	$151,700	$6,280	4.14%

Net interest income		$7,037			$6,728			$5,773
Net interest rate spread			3.54%			3.71%			3.63%

Net interest-earning assets	$8,683			$4,866			$3,510
Net yieldon average interest-earning assets			3.65%			3.80%			3.72%

Average interest-earning assets to average interest-bearing liabilities		104.71%			102.82%			102.31%

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

	Years ended December 31
	2003 vs 2002 Increase (decrease) due to				2002 vs 2001 Increase (decrease) due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ volume	Total
	(Dollars In Thousands)
Interest-earning assets:
Loan portfolio	$697	$(946)	$(61)	$(310)	$1,539	$(1,162)	$(167)	$210
Mortgage-backed securities	(164)	(101)	33	(232)	(148)	(63)	15	(196)
Investments	78	(48)	(21)	9	(16)	(14)	1	(29)
Other interest earning assets	148	(68)	(40)	40	282	(238)	(173)	(129)

Total interest-earning assets	$759	$(1,163)	$(89)	$(493)	$1,657	$(1,477)	$(324)	$(144)

Interest-bearing liabilities:
Deposits	$110	$(1,028)	$(23)	$(941)	$525	$(1,856)	$(164)	$(1,495)
Federal Home Loan Bank advances	239	(81)	(59)	99	164	(62)	(38)	64
Other borrowings	79	(35)	(4)	40	356	(10)	(14)	332

Total interest-bearing liabilities	$428	$(1,144)	$(86)	$(802)	$1,045	$(1,928)	$(216)	$(1,099)

Change in net interest income	$331	$(19)	$(3)	$309	$612	$451	$(108)	$955

Comparison of Years Ended December 31, 2003 and 2002

Net income for the year ended December 31, 2003 was $1,284,000, or $1.03 per basic share compared to $1,003,000, or $0.77 for the year ended December 31, 2002.  The increase was $281,000, or 28.0% for the year.

Net Interest Income.  Net interest income before provision for loan losses increased by 4.6% to $7,038,000 in 2003, compared to $6,728,000 in 2002.  The increase in 2003 was primarily due to a decrease in total interest expense of $802,000, which was due to a $941,000 decrease in interest expense on deposits.  The decrease in interest expense on deposits in 2003 occurred while deposits increased by $3.6 million, and was primarily due to lower rates paid on deposits.

Provision for Loan Losses.  The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans.  During 2003, the provision for loan losses decreased to $781,000 from $786,000 in 2002, primarily due to a slight decrease in net charge-offs during 2003 and the general economic conditions at December 31, 2003.

Noninterest Income.  Noninterest income was $3,734,000 in 2003 compared to $2,420,000 in 2002.  During 2003, gains on sales of loans held-for-sale increased $1,136,000 and loan servicing and other fees increased $166,000.  The increases in gains on sales of loans held-for-sale and loan servicing and other fees were primarily a result of the low interest rates during 2003, which resulted in high levels of refinancing for one-to-four mortgage loans in the year.

Noninterest Expense.  Noninterest expense was $8,227,000 in 2003 compared to $6,723,000 in 2002.  The increase was primarily due to a $1,053,000 increase in salaries and employee benefits and $337,000 increase in professional fees.  The increase in salaries and employee benefits was primarily due to the increase in sales incentives based on 2003 loan production, while the increase in professional fees was primarily due to a $169,498 charge for fees associated with the proposed merger with First National Bank Holding Company, which was subsequently terminated.

Provision for Income Taxes.  During 2003, the Company reversed certain deferred tax asset allowances previously recorded in accordance with SFAS 109.  These allowances related to state income tax net operating loss carryforwards.  The effect of this change in estimates was an increase in net income of approximately $513,545 (tax benefit).  Therefore, the net income tax expense of $480,000 in 2003 was a decrease of $156,000 from the $636,000 expense in 2002.

Comparison of Years Ended December 31, 2002 and 2001

Net income for the year ended December 31, 2002 was $1,003,000, or $0.77 per basic share compared to $1,379,000, or $1.05 for the year ended December 31, 2001.  The decrease was $376,000, or 27.27% for the year.

Net Interest Income.  Net interest income before provision for loan losses increased by 16.55% to $6,728,000 in 2002, compared to $5,773,000 in 2001.  The increase in 2002 was primarily due to a decrease in total interest expense of $1,099,000, which was due to a $1,494,000 decrease in interest expense on deposits.  The decrease in interest expense on deposits in 2002 occurred while deposits increased by $12.3 million, and was primarily due to lower rates paid on deposits.

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

Provision for Income Taxes.  During 2001, the Company reversed certain deferred tax asset allowances previously recorded in accordance with SFAS 109.  These allowances related to state income tax net operating loss carryforwards and alternative minimum tax (AMT) credit carryforwards.  The effect of this change in estimates was an increase in net income of approximately $420,000 (tax benefit).  Therefore, the net income tax expense of $636,000 in 2002 was an increase of $566,000 from the $69,000 expense in 2001.

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

The Bank assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans.  These loans generally have longer terms than the short term characteristics and liabilities of customer accounts and borrowed money.  Since 2001, national interest rates have decreased on one-to-four mortgage loans which increased refinancing and originations of mortgage loans.  During 2003 the general policy of the Bank was to sell one-to-four mortgage loans that the Bank originated or refinanced during the year with maturities over 10 years, but include loans with maturities of 10 years or less into loans receivable, to shorten the duration of the loan portfolio.

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

The differences between the volume of assets and liabilities in the Bank’s current portfolio, which are subject to repricing in future time periods, are known as interest rate sensitivity gaps.  Certain estimates and assumptions are included in the data in the table below which sets forth the interest rate sensitivity analysis at December 31, 2003.

The following table sets forth the assumed repricing and maturity periods of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2003 and the interest rate sensitivity gap percentages at the dates indicated.  The interest rate sensitivity gap is defined as the amount by which assets repricing within the respective periods exceed liabilities repricing within such periods.  The effect of these assumptions is to quantify the dollar amount of items that are interest-rate sensitive and can be repriced within each of the periods specified. Such repricing can occur in one of three ways:  (1) the rate of interest to be paid on an asset or liability may adjust periodically on the basis of an index; (2) an asset or liability such as a mortgage loan may amortize, permitting reinvestment of cash flows at the then-prevailing interest rates; or (3) an asset or liability may mature, at which time the proceeds can be reinvested at current market rates.

	Maturing or Repricing Amount
	Within one year	Over 1 to 3 years	Over 3 to 5 years	Over 5 to 10 years	Over 10 to 20 years	Over 20 years	Total
	(Dollars In Thousands)
Total Rate Sensitive Assets:
Mortgages:
Adjustable-rate (1)	$12,964	$1,412	$981	$—	$—	$—	$15,357
Fixed-rate (2)	22,045	29,392	12,877	8,051	912	—	73,277
Construction(6)	849	—	—	—	—	—	849
Non-residential adjustable (2)	5,936	22,731	1,173	—	—	—	29,840
Non-residential fixed	659	3,967	1,261	4,010	65	—	9,962
Non-Mortgages:
Consumer and Commercial adjustable	4,415	291	—	—	—	—	4,706
Consumer and Commercial fixed (2)(6)	7,336	10,181	3,551	2,467	1,198	—	24,733
Investments:
Investment securities (3)	5,040	7,235	7,513	1,000	—	200	20,988
Mortgage-backed (1)(2)	2,980	4,278	116	84	—	—	7,471
Funds sold (3)	4,858	—	—	—	—	—	4,858

TOTAL	$67,082	$79,487	$27,472	$15,612	$2,188	$200	$192,041

Total Rate Sensitive Liabilities:
Deposits:
Certificates of deposit (3)	$68,859	$15,413	$6,924	$—	$—	$—	$91,196
IRAs	6,911	2,075	3,219	—	—	—	12,205
Money market (4)	6,306	4,643	1,928	13,403	—	—	26,280
NOW accounts (4)	1,647	2,332	1,646	8,096	—	—	13,721
Savings accounts (4)	1,958	1,643	720	2,430	—	—	6,751
Advances	4,903	10,516	1,648	—	—	—	17,067

TOTAL	$90,584	$36,622	$16,085	$23,929	$—	$—	$167,220

December 31, 2003
Cumulative interest rate sensitivity gap (5)	$(23,502)	$19,363	$30,750	$22,433	$24,621	$24,821
Cumulative interest rate sensitivity gap (5) as a percent of total assets	(11.53%)	9.50%	15.09%	11.01%	12.08%	12.18%
December 31, 2002
Cumulative interest rate sensitivity gap (5) as a percent of total assets	(12.08%)	8.65%	11.98%	12.31%	13.21%	13.33%
December 31, 2001
Cumulative interest rate sensitivity gap (5) as a percent of total assets	(7.02%)	(2.72%)	4.58%	4.43%	8.67%	9.38%

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

During 2003 the general policy of the Bank was to sell one-to-four mortgage loans that the Bank originated or refinanced during the year with maturities over 10 years, but include loans with maturities of 10 years or less into loans receivable, to shorten the duration of the loan portfolio.  During 2003 the Bank lengthened the duration of its interest bearing liabilities.

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

Presented below, as of December 31, 2003, is an analysis of the Bank’s interest rate risk as measured by changes in net present value for instantaneous and sustained parallel shifts in the yield curve, in 50 or 100 basis point increments, up and down 300 basis points.  As illustrated in the table, the Bank’s NPV is sensitive to both rising rates and declining rates.  This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments (and the NPV focuses on the Bank’s entire portfolio, not just assets that are subject to adjustment or maturity within one year).  When rates decline, the Bank does not experience a significant rise in market value for these loans because borrowers repay at relatively high rates.

Change in interest rate (basis points)	Net Present Value At December 31, 2003
	$Change	% Change
	(000’s)
	(Dollars in Thousands)
+300	$(6,847)	(21)
+200	(3,922)	(12%)
+100	(1,266)	(4)
+50	(344)	(1)
0	—	—
-50	(211)	(1)
-100	(598)	(2)
-200	(1,110)	(3)
-300	(1,171)	(4)

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

During the year ended December 31, 2003, Federal Home Loan Bank advances increased by $8.8 million and deposits increased $3.6 million.  The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $69.0 and $59.8 million at December 31, 2003 and 2002, respectively.  Stock options were exercised with proceeds to the Company of $17,017 during 2003.  The increase in funds during 2003 was used to increase securities held-to-maturity by $14.9 million and loans receivable by $6.4 million, but loans held-for-sale decreased by $4.7 million, primarily due to increased sales in 2003.

The Bank’s capital for regulatory purposes at December 31, 2003 was $20,224,064 or 9.99% of total regulatory assets.  Regulations require savings institutions to have a minimum regulatory tangible capital ratio equal to 1.5% of adjustable tangible assets, a minimum 3% core capital ratio, and a minimum 8% risk-based capital ratio.  At December 31, 2003 and 2002, the Bank was in compliance with all applicable capital standards.

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

The table below presents the Bank’s capital position at December 31, 2003 relative to the existing regulatory requirements:

	Amount	Percent of assets (1)
	(Dollars In Thousands)
Tangible capital	$20,224	9.99%
Tangible capital requirement	3,035	1.50

Excess tangible capital	$17,189	8.49%

Core capital	$20,224	9.99%
Core capital requirement	8,094	4.00

Excess core capital	$12,130	5.99%

Total capital (i.e., core and supplemental capital)	$21,049	15.28%
Risk-based capital requirement	11,017	8.00

Excess total capital	$10,032	7.28%

(1)          Based upon adjusted assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

The OTS Capital Distribution Regulation differentiates thrift institutions primarily by their capital levels and prescribes the amount of capital distributions that can be made without prior OTS approval.

The Bank has met its liquidity requirements with funds generated from operations, proceeds from repayment or sale of loans and investment securities, short-term borrowings, and the purchase of deposits during 2003.  If alternative funding is needed, the Bank can generate additional funds from several other sources.  Currently, the FHLB system functions as a source of credit for the Bank.

Trust Preferred Securities

On June 27, 2002, the Company issued $4 million in trust preferred securities through a private placement of Floating Rate Trust Preferred Securities of Access Anytime Capital Trust II with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities are at a variable rate of the London Interbank Offered Rate (LIBOR) plus 365 basis points, floating quarterly, with a five-year cap of 12%.  At December 31, 2003, the interest rate was 4.80%.  The trust preferred securities may be redeemed by the Company at par on July 25, 2007.

On July 17, 2001, the Company issued $4 million of 10.25% Fixed Rate Capital Trust Pass-through Securities of Access Anytime Capital Trust I with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities may be redeemed by the Company at price of 107.6875 on July 25, 2006, 106.15 on July 25, 2007, 104.6125 on July 25, 2008, 103.075 on July 25, 2009, 101.5375 on July 25, 2010 and may be redeemed at par on July 25, 2011 or after.  The Company invested approximately $2.9 million of the net proceeds in the Bank to increase its capital levels.

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

During 2003, net loans increased approximately $6.4 million or 4.26% from December 31, 2002 and the allowance for loan losses increased $125,000.  Management feels that the December 31, 2003 allowances are adequate to address probable losses in the loan portfolio.

The following presents an analysis of the allowance for loan losses for years ended December 31, 2003, 2002, and 2001.

	Year ended December 31
	2003	2002	2001
	(Dollars In Thousands)
Mortgage Loans:
Balance at beginning of year	$210	$451	$386
Charged off:
Single family	(16)	(53)	(24)
Commercial real estate	(206)	—	—
Recoveries	—	—	—
Net loans charged-off	(222)	(53)	(24)
Provision for loan losses charged to operations	66	162	89
Transfers	143	(350)	—

Balance at end of year	$197	$210	$451

Consumer and Other:
Balance at beginning of year	$615	$294	$295
Charged-off:
Commercial	(83)	(319)	(147)
Automobile	(312)	(297)	(98)
Credit card	(45)	(38)	(45)
Other consumer	(82)	(40)	(128)
Recoveries:
Commercial	20	—	35
Automobile	53	40	16
Credit card	3	1	—
Other consumer	12	—	6
Net loans charged-off	(434)	(653)	(361)
Provision for loan losses charged to operations	715	624	360
Transfers	(143)	350	—

Balance at end of year	$753	$615	$294

Total Allowance for Loan Losses:
Balance at beginning of year	$825	$745	$681

Loans charged-off	(744)	(747)	(442)
Recoveries	88	41	57
Net loans charged-off	(656)	(706)	(385)
Provision for loan losses charged to operations	781	786	449

Balance at end of year	$950	$825	$745

Allowance for loan losses as a percentage of total loans outstanding	0.61%	0.54%	0.53%

Non-performing assets.  Total non-performing assets decreased by approximately $652,000 during 2003.  The non-performing assets to total assets ratio is one indicator of the exposure to credit risk.  Non-performing assets of the Bank consist of non-accruing loans, troubled debt restructurings, and real estate which was acquired as a result of foreclosure. The composition of the Bank’s portfolio of non-performing assets is shown in the following table:

	2003	2002	2001
	(Dollars In Thousands)

Non-accruing loans*	$1,054	$1,623	$1,407
Past due 90 days or more and still accruing	—	—	—
Troubled debt restructured	—	—	—
Other real estate	565	648	605

Total non-performing assets	$1,619	$2,271	$2,012

Ratio of non-performing assets to total assets	0.79%	1.18%	1.15%

*                 Primarily loans which are past due for 90 days or more

Interest lost on non-performing assets amounted to $39,388 in 2003 compared to $109,517 in 2002.

Investment securities - The Bank’s available-for-sale securities portfolio has a $57,872 net unrealized gain at December 31, 2003, while a $90,197 net unrealized gain was recorded at December 31, 2002.  The Bank’s held-to-maturity securities portfolio has an unrealized gain of $67,206 and $17,424 at December 31, 2003 and 2002, respectively.  The Bank’s available-for-sale and held-to-maturity portfolios did not experience significant fair market value fluctuations during the year ended December 31, 2003.

Off-Balance Sheet Arrangements

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

The following table details the amounts and expected maturities of significant commitments as of December 31, 2003.

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Commitments to extend credit:
Residential real estate loans	$3,599	$—	$—	$—	$3,599
Lines of credit	12,974	—	—	—	12,974
Credit cards	2,281	—	—	—	2,281
Letters of credit	80	—	—	—	80
Commitments to sell mortgage loans	5,395	—	—	—	5,395

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

At December 31, 2003, the Bank had no open interest rate swaps, futures, options, or forward contracts.

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

Critical Accounting Policies

Allowance for Loan Losses.  The level of allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans.  During 2003, the provision for loan losses decreased to $781,000 from $786,000 in 2002, primarily due to a slight decrease in net charge-offs during 2003 and the general economic conditions at December 31, 2003.

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

Income Taxes.  The Company’s valuation allowance was decreased by approximately $514,000 during the year ended December 31, 2003, due to the expiration of the state net operating losses that had a valuation allowance against them.  As of December 31, 2003, the Company had a total New Mexico net operating loss of $11 million.  The loss may not be carried back, and will expire in varying amounts through 2005.  Due to the uncertainty of the realization of the state net operating loss, the Company has established a valuation allowance of approximately $387,000 as of December 31, 2003.  In assessing the realizability of the remaining deferred tax assets, management considered projected future taxable income and tax planning strategies.  Based on the Company’s historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company’s future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at December 31, 2003.

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

Contractual Cash Obligations

The following tables present contractual cash obligations and commercial commitments of the Company as of December 31, 2003.

	Payments due by Period
Contractual Cash Obligations	Less than One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(Dollars in Thousands)

Federal Home Loan Bank advances	$4,903	$10,516	$1,648	$—	$17,067
Trust Preferred Securities-Notes Payable	—	—	—	8,000	8,000
Operating leases	43	37	13	5	98
Total contractual cash obligations	$4,946	$10,553	$1,661	$8,005	$25,165

Impact of New Accounting Standards

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

In November 2002, the FASB issued Interpretation No. 45 (“Interpretation 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual consolidated financial statements about its obligations under guarantees issued.  Interpretation 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The Company adopted the provisions of Interpretation 45 as of January 1, 2003 and this adoption had no impact on the Company’s consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46 (“Interpretation 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities.  The provisions of Interpretation 46 are immediately applicable to variable interest entities created after January 31, 2003.  In December 2003, the FASB issued a revision to Interpretation 46, commonly referred to as Interpretation No. 46R (“Interpretation 46R”).  The objective of Interpretation 46R was to provide additional clarification to Interpretation 46 and require public entities to identify those entities that are considered special purpose entities (SPEs) in which they have variable interests and to apply the provisions of either Interpretation 46 of 46R at December 31, 2003.  The full provisions of Interpretation 46R will be required by the Company for the fiscal year end December 31, 2004.

As discussed in Note 10 of the consolidated financial statements on Form 10-KSB as of December 31, 2003, the Company has business trusts for the purpose of issuing trust preferred securities.  We believe the continued consolidation of these trusts at December 31, 2003 is appropriate under Interpretation 46.  However, the application of Interpretation 46R will be required by the Company for the fiscal year end December 31, 2004, at which time, we believe that the Company will be required to deconsolidate the trusts.  The deconsolidation of these trusts will not have a material impact on the 2004 consolidated financial statements.

In April 2003, the FASB issued Statement No. 149 (“Statement 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This amendment of Statement 133 “Accounting for Derivative Instruments and Hedging Activities” amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively.  The adoption of Statement 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement No. 150 (“Statement 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  Statement 150 establishes standards for how a business enterprise classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity.  Statement 150 requires that a business enterprise classify financial instruments that are within its scope as liabilities (or as assets in some circumstances).  Statement 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The FASB has proposed to defer provisions related to mandatorily redeemable financial instruments to periods beginning after December 15, 2004.  The adoption of Statement 150 on July 1, 2003 did not have a material impact on the Company’s consolidated financial statements, and the adoption of deferred provisions at January 1, 2005 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Item 8.                    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.                 Controls and Procedures

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the chief executive officer and principal accounting officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the chief executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed by the Company in its periodic Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and to provide reasonable assurance that information required to disclosed by the Company is accumulated and communicated to the Company’s management, including the chief executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

**3.2	Amended Bylaws of the Company (incorporated by reference from the Company’s Registration Statement on Form S-8, filed June 2,1997, SEC File No. 333-28215)

**10.1	Agreement and Plan of Reorganization and Plan of Merger (incorporated by reference from the Company’s Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

**10.3	Profit Sharing and Employee Stock Ownership Plan of FirstBank (incorporated by reference from the Company’s December 31, 2000 10-KSB)

**10.3.1	Amendment Number One to Profit Sharing and Employee Stock Ownership Plan of FirstBank (incorporated by reference from the Company’s December 31, 2001 10-KSB)

**10.3.2	Amendment Number Two to Profit Sharing and Employee Stock Ownership Plan of FirstBank (incorporated by reference from the Company’s December 31, 2001 10-KSB)

**10.3.3	Amendment Number Three to Profit Sharing and Employee Stock Ownership Plan of FirstBank (incorporated by reference from the Company’s December 31, 2001 10-KSB)

**10.3.4	Amendment Number Four to Profit Sharing and Employee Stock Ownership Plan of FirstBank (incorporated by reference from the Company’s June 30, 2003 10-QSB)

*10.3.5	Amendment Number Five to Profit Sharing and Employee Stock Ownership Plan of FirstBank

**10.4

Agreement for Standby Letter of Credit Advances/Confirmation, Collateral Pledge and Security Agreement with FHLB of Dallas (incorporated by reference from the Company’s Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

**/***10.6	Employment Agreement with Kenneth J. Huey, Jr. (incorporated by reference from the Company’s Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

**/***10.6.1	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated November 20, 1997 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.6.2	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated July 29, 1999 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.6.3	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated August 23, 2001 (incorporated by reference from the Company’s September 30, 2001 10-QSB)

**/***10.7	Employment Agreement with Norman R. Corzine (incorporated by reference from the Company’s 1996 10-KSB)

**/***10.7.1	Extension of Employment Agreement with Norman R. Corzine dated November 20, 1997 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.7.2	Extension of Employment Agreement with Norman R. Corzine dated July 29, 1999 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.7.3	Extension of Employment Agreement with Norman R. Corzine dated August 23, 2001 (incorporated by reference from the Company’s September 30, 2001 10-QSB)

**/***10.7.4	Extension of Employment Agreement with Norman R. Corzine dated December 19, 2002 (incorporated by reference from the Company’s December 31, 2002 10-KSB)

Exhibit No.	Description

*/***10.7.5	Amendment to Employment Agreement with Norman R. Corzine dated February 15, 2004

**/***10.8	Employment Agreement with Don K. Padgett (incorporated by reference from the Company’s June 30, 2002 10-QSB)

**/***10.8.1	Extension of Employment Agreement with Don K. Padgett dated December 19, 2002 (incorporated by reference from the Company’s December 31, 2002 10-KSB0

*/***10.8.2	Amendment to Employment Agreement with Don K. Padgett dated February 15, 2004

**/***10.10	Non-Employee Director Retainer Plan (incorporated by reference from the Company’s Registration Statement on Form S-8, filed June 2, 1997, SEC File No. 333-28217)

**/***10.10.1	Amendment Number One to Non-Employee Director Retainer Plan (incorporated by reference from the Company’s June 30, 2001 10-QSB)

**/***10.10.2	Amendment Number Two to Non-Employee Director Retainer Plan (incorporated by reference from the Company’s June 30, 2003 10-QSB)

**/***10.10.3	Amendment Number Three to Non-Employee Director Retainer Plan (incorporated by reference from the Company’s June 30, 2003 10-QSB)

**/***10.11

Restated and amended Access Anytime Bancorp, Inc, 1997 Stock Option and Incentive Plan (incorporated by reference from the Company’s Registration Statement on Form S-8, filed May 1, 2003, SEC File No. 333-104906)

**/***10.12	Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s December 31, 1998 10-KSB)

**/***10.12.1	Amendment Number One to the Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.12.2	Amendment Number Two to the Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s September 30, 2002 10-QSB)

**/***10.12.3	Amendment Number Three to the Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s December 31, 2002 10-KSB)

**16.1	Letter from the certifying accountants required by Regulation S-B, Item 304(a)(3) (incorporated by reference from the Company’s December 31, 2000 10-KSB)

*21	Subsidiaries of the Small Business Issuer

*23	Consent of Independent Auditors from KPMG LLP

*31.1	Certification of Chief Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*                                         Filed herewith

**                                  Previously filed

***                           Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13(a) of Form 10-KSB.

(b)  Reports on Form 8-K

The following subparagraph sets forth information concerning three Form 8-Ks, two of which were filed or furnished after the fourth quarter ended December 31, 2003:

1.  On October 31, 2003 the Company furnished a Form 8-K to announce its unaudited results of operations for the nine months ended September 30, 2003.

2.  On January 30, 2004 the Company filed a Form 8-K to announce that the Bank reached an agreement to acquire two Matrix Capital Banks branches in Las Cruces, New Mexico.

3.  On January 30, 2004 the Company furnished a Form 8-K to announce its unaudited results of operations for the twelve months ended December 31, 2003.

Item 14                  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS ANYTIME BANCORP, INC.

Date: February 26, 2004	/s/ Norman R. Corzine
Norman R. Corzine, Chairman of the Board,
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Norman R. Corzine	By:	/s/ R. Chad Lydick
	Norman R. Corzine		R. Chad Lydick
	Chairman of the Board		Director
Chief Executive Officer
Director

	Date: February 26, 2004		Date: February 26, 2004

By:	/s/ Ken Huey, Jr.	By:	/s/ Charles Guthals
	Ken Huey, Jr.		Charles Guthals
	Chief Financial Officer		Director
Principal Accounting Officer
Director

	Date: February 26, 2004		Date: February 26, 2004

By:	/s/ Thomas W. Martin, III	By:	/s/ Allan M. Moorhead
	Thomas W. Martin, III		Allan M. Moorhead
	Director		Director

	Date: February 26, 2004		Date: February 26, 2004

By:	/s/ David Ottensmeyer, M.D.	By:	/s/ Cornelius Higgins, Ph.D.
	David Ottensmeyer		Cornelius Higgins
	Director		Director

	Date: February 26, 2004		Date: February 26, 2004

By:	/s/ Richard H. Harding	By:	/s/ Don K. Padgett
	Richard H. Harding		Don K. Padgett
	Director		President
Director

	Date: February 26, 2004		Date: February 26, 2004

Independent Auditors’ Report

The Board of Directors and Stockholders

Access Anytime Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Access Anytime Bancorp, Inc. and subsidiary (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Anytime Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Albuquerque, New Mexico

January 30, 2004

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31
	2003	2002
ASSETS
Cash and cash equivalents	$11,611,364	$12,342,444
Certificates of deposit	4,480,000	5,993,000
Securities available-for-sale (amortized cost of $5,718,248 and $6,515,011)	5,814,701	6,665,338
Securities held-to-maturity (aggregate fair value of $16,829,145 and $1,879,898)	16,761,939	1,862,474
Loans held-for-sale (aggregate fair value of $1,834,564 and $6,688,146)	1,797,290	6,553,116
Loans receivable, net	156,237,317	149,856,081
Interest receivable, loans	732,964	771,189
Interest receivable, securities	125,994	102,198
Real estate owned, net	565,159	647,917
Federal Home Loan Bank stock	1,167,200	1,013,200
Premises and equipment, net	3,556,833	3,654,169
Unidentifiable intangible asset, net of accumulated amortization of $606,104 and $460,444	1,577,984	1,723,644
Deferred tax asset	388,573	361,368
Other assets	609,834	553,997

Total assets	$205,427,152	$192,100,135

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$162,846,107	$159,197,158
Federal Home Loan Bank advances	17,066,654	8,267,321
Accrued interest and other liabilities	1,794,005	1,384,196
Advanced payments by borrowers for taxes and insurance	354,670	434,247
Trust Preferred Securities – Notes Payable	8,000,000	8,000,000

Total liabilities	190,061,436	177,282,922

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 1,510,744 and 1,508,012 shares issued; 1,221,070 and 1,302,161 outstanding in 2003 and 2002, respectively	15,107	15,080
Capital in excess of par value	11,643,276	11,378,222
Retained earnings	5,831,295	4,547,359
Accumulated other comprehensive income, net of tax expense of $38,581 and $60,131	57,872	90,197
	17,547,550	16,030,858
Unallocated Employee Stock Ownership Plan shares; 128,000 and 160,000 shares outstanding	(690,000)	(870,000)
Treasury stock, at cost; 161,674 and 45,851 shares outstanding	(1,491,834)	(343,645)
Total stockholders’ equity	15,365,716	14,817,213
Total liabilities and stockholders’ equity	$205,427,152	$192,100,135

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
	2003	2002	2001

Interest income:
Loans receivable	$10,675,387	$10,984,706	$10,774,835
Equity securities	188,269	178,954	208,101
Mortgage-backed securities	253,295	485,022	680,482
Other interest income	299,548	260,723	389,431

Total interest income	11,416,499	11,909,405	12,052,849

Interest expense:
Deposits	3,298,076	4,239,111	5,733,378
Federal Home Loan Bank advances	427,809	328,484	265,283
Other borrowings	652,871	613,482	281,111

Total interest expense	4,378,756	5,181,077	6,279,772

Net interest income before provision for loan losses	7,037,743	6,728,328	5,773,077
Provision for loan losses	781,000	786,000	449,354

Net interest income after provision for loan losses	6,256,743	5,942,328	5,323,723

Noninterest income:
Loan servicing and other fees	744,588	578,567	354,301
Net realized gains on sales of available-for-sale securities	10,747	58,115	—
Gains on sales of mortgage loans held-for-sale	1,922,516	786,825	417,066
Other income	1,056,598	996,122	894,889

Total noninterest income	3,734,449	2,419,629	1,666,256

Noninterest expense:
Salaries and employee benefits	4,521,114	3,468,295	2,752,748
Occupancy expense	874,597	842,959	768,838
Deposit insurance premium	78,864	97,224	125,794
Advertising	108,831	84,442	73,694
Professional fees	677,590	340,927	268,393
Other expense	1,966,011	1,889,129	1,551,977

Total noninterest expense	8,227,007	6,722,976	5,541,444

Income before income taxes	1,764,185	1,638,981	1,448,535

Income tax expense	480,249	635,948	69,482

Net income	$1,283,936	$1,003,033	$1,379,053

Earnings per common share-basic	$1.03	$.77	$1.05

Earnings per common share-assuming dilution	$.94	$.73	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Comprehensive Income	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net	Unallocated ESOP Shares	Treasury Stock		Total
		Number of shares	Amount					Number of shares	Amount
Balance at December 31, 2000		1,489,116	$14,891	$11,054,201	$2,165,273	$(44,684)	$(1,289,739)	23,943	$(163,633)	$11,736,309

Net income	$1,379,053	—	—	—	1,379,053	—	—	—	—	1,379,053

Net change in unrealized appreciation on available-for-sale securities, net of tax	116,561	—	—	—	—	116,561	—	—	—	116,561
Total comprehensive income	$1,495,614

Common stock issued		6,517	65	28,622	—	—	—	—	—	28,687

Common stock rights awarded in lieu of directors’ cash compensation		—	—	37,350	—	—	—	—	—	37,350

Purchases of treasury stock		—	—	—	—	—	—	9,699	(73,262)	(73,262)

ESOP shares allocated		—	—	37,722	—	—	239,739	—	—	277,461
Balance at December 31, 2001		1,495,633	14,956	11,157,895	3,544,326	71,877	(1,050,000)	33,642	(236,895)	13,502,159

Net Income	$1,003,033			1,003,033						1,003,033

Net change in unrealized appreciation on available-for-sale securities, net of tax	18,320	—	—	—	—	18,320	—	—	—	18,320
Total comprehensive income	$1,021,353

Common stock issued		12,379	124	80,728	—	—	—	—	—	80,852

Common stock rights awarded in lieu of directors’ cash compensation		—	—	52,800	—	—	—	—	—	52,800

Purchases of treasury stock		—	—	—	—	—	—	12,209	(106,750)	(106,750)

ESOP shares allocated		—	—	86,799	—	—	180,000	—	—	266,799
Balance at December 31, 2002		1,508,012	15,080	11,378,222	4,547,359	90,197	(870,000)	45,851	(343,645)	14,817,213

Net Income	$1,283,936				1,283,936					1,283.936

Net change in unrealized appreciation on available-for-sale securities, net of tax	(32,325)	—	—	—	—	(32,325)	—	—	—	(32,325)
Total comprehensive income	$1,251,611

Common stock issued		2,732	27	16,990	—	—	—	—	—	17,017

Common stock rights awarded in lieu of directors’ cash compensation		—	—	71,000	—	—	—	—	—	71,000

Purchases of treasury stock		—	—	—	—	—	—	115,823	(1,148,189)	(1,148,189)

ESOP shares allocated		—	—	177,064	—	—	180,000	—	—	357,064
Balance at December 31, 2003		1,510,744	$15,107	$11,643,276	$5,831,295	$57,872	$(690,000)	161,674	$(1,491,834)	$15,365,716

	Years ended December 31
	2003	2002	2001

Disclosure of reclassification amounts:
Unrealized holding gains arising during period	$(21,578)	$76,435	$116,561
Reclassification adjustment for gains included in net income	(10,747)	(58,115)	—
Net unrealized appreciation on available-for-sale securities, net of tax	$(32,325)	$18,320	$116,561

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
	2003	2002	2001

Cash flows from operating activities:
Net income	$1,283,936	$1,003,033	$1,379,053
Adjustments to reconcile net income to cash fromoperating activities:
Depreciation	400,598	436,141	407,664
Deferred income taxes	(27,205)	611,239	28,602
Provision for loan losses	781,000	786,000	449,354
Amortization of premiums on investment securities	44,295	34,420	84,789
Amortization of loan premiums, discounts and deferred fees, net	462,418	290,736	181,267
Amortization of unidentifiable intangible asset	145,660	145,660	145,661
Non-cash ESOP contribution	357,064	266,799	277,461
Gains on sale of available-for-sale securities	(10,747)	(58,115)	—
Gains on sales of mortgage loans held-for-sale	(1,922,516)	(786,825)	(417,066)
Proceeds from sales of mortgage loans held-for-sale	106,156,965	41,508,677	24,471,091
Originations of mortgage loans held-for-sale	(99,478,623)	(46,240,249)	(24,267,564)
Common stock rights awarded in lieu of directors compensation	71,000	52,800	37,350
Loss (gain) on sale of foreclosed real estate	42,632	(45,440)	2,533
Gain on disposition of assets	(1,877)	(100)	(11,447)
Net (increase) decrease in accrued interest receivable and other assets	(903,522)	448,157	(205,414)
Increase (decrease) in accrued interest and other liabilities	409,809	(655,608)	(158,079)

Net cash from operating activities	7,810,887	(2,202,675)	2,405,255

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,000,000)	(800,000)	(3,555,000)
Proceeds from maturities and principal repayments of available-for-sale securities	2,375,513	3,429,004	2,449,393
Purchases of held-to-maturity securities	(15,775,000)	(780,000)	—
Proceeds from maturities and principal repayments of held-to-maturity securities	855,806	527,390	2,867,409
Proceeds from sales of available-for-sale-securities	461,305	1,177,867	—
Net decrease (increase) in certificates of deposit	1,513,000	(5,195,000)	2,998,000
Net increase in loans	(7,624,654)	(9,448,464)	(22,716,955)
Proceeds from sales of foreclosed real estate	445,368	659,715	—
Purchases of premises and equipment	(30,838)	(389,881)	(583,652)

Net cash from investing activities	(19,779,500)	(10,819,369)	(18,540,805)

Cash flows from financing activities:
Net increase in deposits	3,648,949	12,277,160	9,644,032
Net increase (decrease) in Federal Home Loan Bank advances	8,799,333	(482,679)	6,000,000
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(79,577)	126,578	149,891
Repayment of employee stock ownership plan-note payable	—	(1,141,766)	(147,973)
Issuance of trust preferred security-note payable	—	4,000,000	4,000,000
Purchase of treasury stock	(1,148,189)	(106,750)	(73,262)
Proceeds from issuance of common stock	17,017	80,852	28,687

Net cash from financing activities	11,237,533	14,753,395	19,601,375

(Decrease) increase in cash and cash equivalents	(731,080)	1,731,351	3,465,825
Cash and cash equivalents at beginning of year	12,342,444	10,611,093	7,145,268

Cash and cash equivalents at end of year	$11,611,364	$12,342,444	$10,611,093

	Years ended December 31
	2003	2002	2001

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,387,266	$5,243,310	$6,243,960
Income taxes	655,150	26,750	150
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in settlement of loans	626,252	673,575	356,959
Non-cash transfer of investment security pursuant to FASB 133	—	—	1,607,997

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - Access Anytime Bancorp, Inc. (the “Company”) is a thrift holding company for its wholly-owned subsidiary FirstBank (the “Bank”) and the Bank’s wholly-owned subsidiary, First Equity Development Corporation (“FEDCO”). The consolidated financial statements include the accounts and transactions of the Company, the Bank and FEDCO. All significant intercompany accounts and transactions have been eliminated in consolidation.

Critical Accounting Policies and Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Management considers the following to be critical accounting policies:

Allowance for Loan Losses.  The level of allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans.  During 2003, the provision for loan losses decreased to $781,000 from $786,000 for 2002, but increased from $449,354 in 2001 due to the increase in loans receivable and non-performing assets.

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

•                  Consideration of external factors such as local, regional, and national economic factors

•                  An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

The loan portfolio is segmented and historical loss percentages is applied to the identified segments of the portfolio in conjunction with FAS 5.  In addition, certain loans are individually analyzed and a loss reserve amount calculated for each one of these loans, in conjunction with FAS 114.  Specific reserves are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable.

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

Income Taxes.  The Company’s valuation allowance was decreased by $513,545 during the year ended December 31, 2003, due to a re-evaluation of the realizability of the state net operating loss.  As of December 31, 2003 the Company had a total New Mexico net operating loss of approximately $11 million.  The loss may not be carried back, and will expire in varying amounts through 2005.  Due to the uncertainty of the realization of the state net operating loss, the Company has established a valuation allowance of approximately $387,000 as of December 31, 2003.  In assessing the realizability of the remaining deferred tax assets, management considered projected future taxable income and tax planning strategies.  Based on the Company’s historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company’s future taxable income will be sufficient to realize the benefit of the remaining net deferred tax assets existing at December 31, 2003.

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

Loans Held-For-Sale - Loans held-for-sale are carried at the lower of aggregated cost or estimated fair market value.  Estimated fair market value is determined using forward commitments to sell loans to permanent investors.  Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.  Gains resulting from sales of mortgage loans are recognized at settlement date.  Loan origination fees and direct origination costs on loans held-for-sale are deferred until the related loan is sold.

Loans Receivable - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any unearned discount, the allowance for loan losses and any deferred fees or costs on originated loans.

Unearned discount on installment loans is recognized as income over terms which approximate the interest method.  Interest on other loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding.  Loan origination fees and direct origination costs for a given loan are offset and only the net amount is deferred and recognized as an adjustment of the yield of the related loan.

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

Impact of New Accounting Standards – In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (“Statement 141”), Business Combinations, and Statement No. 142 (“Statement 142”), Goodwill and Other Intangible Assets.  Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted the provisions of Statement 141 as of July 1, 2001.  The adoption of Statement 141 did not have any impact on the Company’s consolidated financial statements.

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

In November 2002, the FASB issued Interpretation No. 45 (“Interpretation 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual consolidated financial statements about its obligations under guarantees issued.  Interpretation 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The Company adopted the provisions of Interpretation 45 as of January 1, 2003 and this adoption had no impact on the Company’s consolidated financial statements.

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

Had compensation cost for all grants of stock options and the director retainer plan shares during 2003, 2002, and 2001 been determined based on the fair value at the date of grant, reported net income and earnings per share would have been adjusted to the pro-forma amounts shown below:

	2003	2002	2001

Net income, as reported	$1,283,936	$1,003,033	$1,379,053
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	65,308	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(147,013)	(35,275)	—
Pro forma net income	$1,202,231	$967,758	$1,379,053

Earnings per share
As reported	$1.03	$0.77	$1.05
Pro-forma	0.96	0.74	1.05

Earnings per share-assuming dilution
As reported	$0.94	$0.73	$1.02
Pro-forma	0.88	0.71	1.02

In January 2003, the FASB issued Interpretation No. 46 (“Interpretation 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities.  The provisions of Interpretation 46 are immediately applicable to variable interest entities created after January 31, 2003.  In December 2003, the FASB issued a revision to Interpretation 46, commonly referred to as Interpretation No. 46R (“Interpretation 46R”).  The objective of Interpretation 46R was to provide additional clarification to Interpretation 46 and require public entities to identify those entities that are considered special purpose entities (SPEs) in which they have variable interests and to apply the provisions of either Interpretation 46 of 46R at December 31, 2003.  The full provisions of Interpretation 46R will be required by the Company for the fiscal year end December 31, 2004.

As discussed in Note 10 of the consolidated financial statements on Form 10-KSB as of December 31, 2003, the Company has business trusts for the purpose of issuing trust preferred securities.  We believe the continued consolidation of these trusts at December 31, 2003 is appropriate under Interpretation 46.  However, the application of Interpretation 46R will be required by the Company for the fiscal year end December 31, 2004, at which time, we believe that the Company will be required to deconsolidate the trusts.  The deconsolidation of these trusts will not have a material impact on the 2004 consolidated financial statements.

In April 2003, the FASB issued Statement No. 149 (“Statement 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This amendment of Statement 133 “Accounting for Derivative Instruments and Hedging Activities” amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively.  The adoption of Statement 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement No. 150 (“Statement 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  Statement 150 establishes standards for how a business enterprise classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity.  Statement 150 requires that a business enterprise classify financial instruments that are within its scope as liabilities (or as assets in some circumstances).  Statement 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The FASB has proposed to defer provisions related to mandatorily redeemable financial instruments to periods beginning after December 15, 2004.  The adoption of Statement 150 on July 1, 2003 did not have a material impact on the Company’s consolidated financial statements, and the adoption of deferred provisions at January 1, 2005 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2                                                    ACQUISITION OF BRANCHES

In 1999, the Bank acquired certain assets of two branches of Bank of Albuquerque, N.A., a wholly-owned subsidiary of BOK Financial Corporation, for the assumption of deposits and related liabilities of the branches.  The Company has an unidentifiable intangible asset that was originated in connection with this expansion.  The intangible asset did not meet the definition of a business combination in accordance with Statement No. 141.  As such, the Company continues to amortize the intangible asset related to the acquisition in accordance with Statement No. 142 over a period of fifteen years.

NOTE 3                                                    SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management’s intent.  The carrying amounts of securities and their approximate fair values at December 31 follow:

	Amortized Cost	Gross unrealized		Fair Value
		Gains	Losses
Available-for-sale securities:
December 31, 2003:
Mortgage-backed securities:
GNMA adjustable rate	$2,476,208	$9,837	$11,704	$2,474,342
GNMA fixed rate	680,182	42,420	—	722,602
Equity securities:
FNMA common stock	6,858	410	—	7,268
FNMA bonds	1,000,000	—	—	1,000,000
FFCB bonds	1,000,000	5,630	—	1,005,630
Trust preferred securities	555,000	49,860	—	604,860
	$5,718,248	$108,157	$11,704	$5,814,701
December 31, 2002:
Mortgage-backed securities:
GNMA adjustable rate	$3,869,130	$35,498	$3,216	$3,901,412
GNMA fixed rate	1,884,218	95,672	—	1,979,890
Equity securities:
FNMA common stock	6,858	—	425	6,433
Corporate bonds	99,805	971	—	100,776
Trust preferred securities	655,000	22,150	323	676,827
	$6,515,011	$154,291	$3,964	$6,665,338

	Amortized Cost	Gross unrealized		Fair Value
		Gains	Losses
Held-to-maturity securities:
December 31, 2003:
Mortgage-backed securities:
GNMA adjustable rate	$4,027,531	$—	$8,473	$4,019,059
FHLMC adjustable rate	287,414	2,227	—	289,641
FHLB bonds	4,256,383	35,488	—	4,291,872
FHLMC bonds	1,002,199	4,361	—	1,006,560
US treasury bonds	6,017,687	16,073	—	6,033,760
Corporate bonds	870,725	3,871	1,941	872,655
Trust preferred securities	300,000	15,600	—	315,600

	$16,761,939	$77,620	$10,414	$16,829,145
December 31, 2002:
Mortgage-backed securities:
FHLMC adjustable rate	$463,270	$7,828	$—	$471,098
Corporate bonds	1,099,204	2,105	2,737	1,098,572
Trust preferred securities	300,000	10,228	—	310,228

	$1,862,474	$20,161	$2,737	$1,879,898

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 2003 were as follows:

	Available-for-sale securities:		Held-to-maturity securities:
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$—	$—	$382,889	$386,755
Due from one to five years	2,000,000	2,005,630	10,764,105	10,818,092
Due from five to ten years	—	—	1,000,000	1,000,000
Due after ten years	3,718,248	3,809,071	4,614,945	4,624,298

	$5,718,248	$5,814,701	$16,761,939	$16,829,145

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral.  The underlying principal on mortgage-backed securities may be recovered earlier than their scheduled contractual maturities because of principal prepayments.

Securities of $4,467,679 and $5,360,114 were pledged to secure public deposits and for other purposes required or permitted by law at December 31, 2003 and 2002, respectively.

Unrealized losses and information on impairment, severity, and duration were as follows:

	Unrealized losses on securities at December 31, 2003
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
Mortgage-backed securities:
GNMA adjustable rate	$714,831	$5,283	$410,294	$6,421	$1,125,125	$11,704
	$714,831	$5,283	$410,294	$6,421	$1,125,125	$11,704

Held-to-maturity securities:
Mortgage-backed securities:
GNMA adjustable rate	$4,019,059	$8,473	$—	$—	$4,019,059	$8,473
Corporate bond	485,900	1,936	40,040	5	525,940	1,941
	$4,504,959	$10,409	$40,040	$5	$4,544,999	$10,414

The Company’s unrealized losses at December 31, 2003 were limited to $22,118.  The unrealized losses that have been impaired for more than 12 months ($6,421) in its mortgage-backed securities are primarily temporary because the annual adjustable interest rate should keep the security from any large unrealized losses.

NOTE 4                                                    LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, at December 31, follows:

		Gross unrealized
December 31	Amortized cost	Gains	Losses	Fair value

2003	$1,797,290	$37,274	$—	$1,834,564
2002	6,553,116	135,030	—	6,688,146

Proceeds from sale of loans held-for-sale were $106,156,965, $41,508,677, and $24,471,091 for the years ended December 31, 2003, 2002 and 2001, respectively.  Gains of $1,926,013 and losses of $3,497 were recognized in 2003, gains of $786,964 and losses of $139 were recognized in 2002, while gains of $418,205 and losses of $1,139 were recognized in 2001.

NOTE 5                                                    LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

	December 31
	2003	2002

First mortgage loans:
Conventional	$75,526,322	$72,697,413
FHA insured and VA guaranteed	8,741,925	12,305,845
Commercial real estate loans	36,527,727	27,998,956
Commercial loans, other than mortgage	8,087,247	9,559,696
Consumer and installment loans	21,723,933	23,096,720
Construction loans	2,231,421	1,590,619
Other	6,524,285	5,225,768

	159,362,860	152,475,017

Less:
Loans in process	1,381,678	702,086
Unearned discounts, deferred loan fees, and other	794,349	1,091,865
Allowance for loan losses	949,516	824,985

	$156,237,317	$149,856,081

An analysis of the changes in allowance for loan losses follows:

	Years ended December 31
	2003	2002	2001

Balance at beginning of year	$824,985	$744,987	$681,486

Loans charged-off	(744,571)	(747,263)	(442,827)
Recoveries	88,102	41,261	56,974

Net loans charged-off	(656,469)	(706,002)	(385,853)
Provision for loan losses charged to operations	781,000	786,000	449,354

Balance at end of year	$949,516	$824,985	$744,987

The Bank maintains a high concentration of its loan portfolio in the state of New Mexico.

An analysis of the changes of loans to directors, executive officers, and major stockholders follows:

	Years ended December 31
	2003	2002	2001

Balance at beginning of year	$1,523,636	$1,429,690	$1,279,920
Loans originated	873,700	648,100	474,735
Loan principal payments and other reductions	(948,219)	(554,154)	(324,965)

Balance at end of year	$1,449,117	$1,523,636	$1,429,690

The Bank had outstanding commitments to originate real estate loans at December 31, 2003 and 2002 of approximately $3,599,000 and $6,899,000, respectively.  The Bank has outstanding letters of credit of $80,101 and $286,633 at December 31, 2003 and 2002, respectively.  The Bank has outstanding lines of credit of approximately $12,974,000 and $10,516,000 at December 31, 2003 and December 31, 2002, respectively.  The Bank has outstanding credit card lines of approximately $2,281,000 and $2,074,000 at December 31, 2003 and December 31, 2002, respectively.

The following table summarizes impaired loan information:

	Years ended December 31
	2003	2002	2001

Recorded investment in impaired loans	$848,400	$1,275,423	$1,439,032
Average recorded investment in impaired loans	1,061,712	1,357,228	1,163,618
Interest income lost on impaired loans	69,861	91,341	10,776
FASB 114 allowance on impaired loans	124,597	67,131	188,333

The Bank is not committed to lend additional funds to borrowers with non-performing or renegotiated loans.

NOTE 6                                                    PREMISES AND EQUIPMENT

Components of premises and equipment included in the consolidated statements of financial condition at December 31, 2003 and 2002 were as follows:

	2003	2002

Cost:
Land	$964,393	$964,393
Bank premises	3,351,493	3,252,095
Furniture and equipment	2,582,782	2,455,564
Automobiles	140,888	159,074

Total cost	7,039,556	6,831,126
Less accumulated depreciation	3,482,723	3,176,957

Net book value	$3,556,833	$3,654,169

Certain Bank facilities and equipment are leased under various operating leases.  Rental expense was $38,450 in 2003, $25,400 in 2002, and $64,235 in 2001.

Future minimum rental commitments under noncancelable leases are:

2004	$42,848
2005	21,866
2006	15,050
2007	7,050
2008	6,400
After 2008	4,800

$98,014

NOTE 7                                                    LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The Bank did not retain the servicing on any loans sold during 2003 and 2002.  The unpaid balances of loans serviced for others at December 31 are summarized as follows:

	2003	2002	2001

Mortgage loan portfolios serviced for FNMA	$1,821,657	$3,829,546	$5,600,379

Custodial escrow balances maintained in connection with loan servicing were $17,443 and $32,579 at December 31, 2003 and 2002, respectively.

All loans are sold servicing released, hence, no mortgage servicing rights on loans sold were capitalized during 2003, 2002, or 2001.

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

NOTE 9                                                 DEPOSITS

The composition of deposits and the effective rates of interest at December 31 were as follows:

	2003	2002

Checking accounts - noninterest bearing	$12,692,808	$15,238,683
Savings accounts (2003 - 0.51%; 2002 - 0.71%)	6,751,265	6,602,057
Insured Money Market accounts (2003 - 0.075%-1.15%; 2002 - 0.025%-1.93%)	26,280,429	27,429,125
Transaction accounts (2003 - .05%-0.71%; 2002 -.01%-1.25%)	13,721,058	10,834,155
Time deposits:
0.01% - 1.00%	298,455	347,331
1.01% - 2.00%	40,099,477	9,916,119
2.01% - 3.00%	27,343,566	34,410,537
3.01% - 4.00%	20,988,189	33,166,558
4.01% - 5.00%	11,787,489	14,254,289
5.01% - 6.00%	2,392,070	5,346,134
6.01% - 7.00%	332,562	1,493,432
7.01% - 8.00%	158,739	158,738

	$162,846,107	$159,197,158

At December 31, 2003, the scheduled maturities of time deposits were as follows:

	Amount	Percent of total

2004	$75,769,979	73.3%
2005	13,043,996	12.6
2006	4,442,166	4.3
2007	7,065,133	6.8
2008	3,079,273	3.8

	$103,400,547	100.0%

At December 31, 2003 and 2002, individual time deposits in excess of $100,000 amounted to $22,039,814 and $41,115,382, respectively.

From time to time, the Bank has had greater amounts of public funds.  The amount of public funds held by the Bank at December 31, 2003 and 2002 was $4,936,437 and $6,674,657, respectively.  The Bank is required to pledge collateral or a letter of credit from FHLB for such funds.

Interest expense on deposits for the years ended December 31 was as follows:

	2003	2002	2001

Savings accounts	$39,623	$47,723	$59,100
Money Market accounts	308,213	469,622	728,846
Transaction accounts	43,901	46,258	50,295
Time deposits	2,906,339	3,675,508	4,895,137

	$3,298,076	$4,239,111	$5,733,378

At December 31, 2003 and 2002, the Bank had accrued interest payable on time deposits totaling $6,455 and $23,971, respectively.  The weighted average interest rate on deposits was 2.06%, 2.72%, and 4.02% for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 10                                             OTHER BORROWED FUNDS

At December 31, 2003 and 2002, the Company had lines of credit totaling $400,000 each year from other banks. The Company has no borrowings outstanding under these arrangements at December 31, 2003 and December 31, 2002.  The lines of credit bear market rates of interest and borrowings thereunder are to be used for general purposes. One of the borrowing arrangements at December 31, 2003 matured on January 25, 2004, which has been renewed for a year.  The other borrowing arrangement matures on October 1, 2005.

Each FHLB is authorized to make advances to its members, subject to such regulations and limitations as the FHLB may prescribe.  At December 31, 2003 and 2002, advances from FHLB of $17,066,654 and $8,267,321, respectively, were collateralized by mortgage loans held by the Bank.  Under the blanket bond of the FHLB, the Bank has additional advances available of $69.0 and $59.8 million at December 31, 2003 and 2002, respectively.  The Bank is also required to maintain stock ownership in the FHLB of at least a minimum percentage of its loans.  At December 31, 2003, the Bank’s investment in stock of the FHLB was adequate.

On June 27, 2002, the Company issued $4 million in trust preferred securities through a private placement of Floating Rate Trust Preferred Securities of Access Anytime Capital Trust II with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities are at a variable rate of the London Interbank Offered Rate (LIBOR) plus 365 basis points, floating quarterly, with a five-year cap of 12%.  At December 31, 2003, the interest rate was 4.80%.  The trust preferred securities may be redeemed by the Company at par on July 25, 2007.

On July 17, 2001, the Company issued $4 million of 10.25% Fixed Rate Capital Trust Pass-through Securities of Access Anytime Capital Trust I with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities may be redeemed by the Company at price of 107.6875 on July 25, 2006, 106.15 on July 25, 2007, 104.6125 on July 25, 2008, 103.075 on July 25, 2009, 101.5375 on July 25, 2010 and may be redeemed at par on July 25, 2011 or after.  The Company invested approximately $2.9 million of the net proceeds in the Bank to increase its capital levels.

NOTE 11                                             INCOME TAXES

Income tax expense consisted of the following:

	2003	2002	2001

Federal	$480,249	$—	$23,340
State	—	—	250
Deferred	—	635,948	45,892

Total income tax expense	$480,249	$635,948	$69,482

Actual income tax expense differs from the “expected” income tax expense (computed at the Federal Statutory corporate tax rate of 34 percent) as follows:

	2003	2002	2001

Computed “expected” income tax expense	$599,823	$557,254	$492,502
Increase (reduction) in income taxes resulting from:
Current state tax	117,039	65,846	57,422
Permanent differences	64,967	2,540	1,313
Change in valuation allowance	(513,545)	(108,879)	(481,755)
Expiration of state deferred asset	218,505	108,879	—
Other	(6,540)	10,308	—

Total income tax expense	$480,249	$635,948	$69,482

The significant components of deferred income tax expense assets and liabilities are as follows:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$290,218	$262,768
Unearned discounts	5,825	7,829
Net intangibles	3,503	3,503
Net operating loss - federal	—	191,854
Net operating loss - state	682,194	1,049,305
Other	323,786	159,381
Tax credits	—	157,069
Gross deferred tax assets	1,305,526	1,831,709
Net valuation allowance	(386,586)	(900,131)
Net deferred tax assets	918,940	931,578

Deferred tax liabilities:
Investments	—	(60,131)
Depreciation	(296,477)	(280,889)
FHLB Stock	(233,020)	(223,580)
Originated mortgage servicing rights	(870)	(5,610)
Gross deferred tax liabilities	(530,367)	(570,210)

Net deferred tax asset	$388,573	$361,368

The decrease in the valuation allowances during the three years ended December 31, 2003, 2002 and 2001 was due to the expiration of the state net operating losses that had a valuation allowance against them.  As of December 31, 2003 the Company had a total New Mexico net operating loss of $11,369,754.  The loss may not be carried back, and will expire per the following table below.  Due to the uncertainty of the realization of the state net operating loss, the Company has established a valuation allowance of approximately $387,000 as of December 31, 2003, $900,000 as of December 31, 2002, and $1,009,000 as of December 31, 2001.  In assessing the realizability of the remaining deferred tax assets, management considered projected taxable income and tax planning strategies.  Based on the Company’s historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company’s future taxable income will be sufficient to realize the benefit of the remaining net deferred tax assets existing at December 31, 2003, 2002, and 2001 respectively.

Expiration of State Net Operating Loss Carryforwards are as follows:

2004	$6,282,431
2005	5,087,323

Total State Net Operating Loss Carryforwards	$11,369,754

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

The following table is a reconciliation of the Bank’s capital for regulatory purposes at December 31, 2003 as reported to the OTS.

	Tier 1- Core Capital	Tier 1- Risk-based Capital	Total Risk-based Capital

Total regulatory assets	$203,988,300
Net unrealized appreciation on available-for-sale securities, net	(61,393)
Less intangible assets disallowed for regulatory purposes	(1,577,984)

Adjusted regulatory total assets	$202,348,923

Risk-based assets		$137,712,000	$137,712,000

Stockholder’s equity	$21,838,884	$21,838,884	$21,838,884
Net unrealized appreciation on available-for-sale securities, net	(36,836)	(36,836)	(36,836)
General valuation allowance	—	—	824,920
Less intangible assets disallowed forregulatory purposes	(1,577,984)	(1,577,984)	(1,577,984)

Regulatory capital	20,224,064	20,224,064	21,048,984
Regulatory capital required to be “well capitalized”	10,117,446	8,262,720	13,771,200

Excess regulatory capital	$10,106,618	$11,961,344	$7,277,784

Bank’s capital to adjusted regulatory assets	9.99%

Bank’s capital to risk-based assets		14.69%	15.28%

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2003:

Total Capital (to risk weighted assets)	$21,048,984	15.28%	$11,016,960	8.00%	$13,771,200	10.00%
Tier 1 Capital (to risk weighted assets)	20,224,064	14.69%	5,508,480	4.00%	8,262,720	6.00%
Tier 1 Capital (to regulatory assets)	20,224,064	9.99%	8,093,957	4.00%	10,117,446	5.00%

At December 31, 2002:

Total Capital (to risk weighted assets)	$18,565,839	13.99%	$10,615,760	8.00%	$13,269,700	10.00%
Tier 1 Capital (to risk weighted assets)	17,807,985	13.42%	5,307,880	4.00%	7,961,820	6.00%
Tier 1 Capital (to regulatory assets)	17,807,985	9.48%	7,510,676	4.00%	9,388,345	5.00%

OTS regulations impose various restrictions on the Bank with respect to its ability to pay dividends to the Company.

NOTE 13                                             COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN

No cash dividends were declared or paid in 2003, 2002, or 2001.

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

In addition, the 1997 Plan provides for the granting of Stock Appreciation Rights (“SARs”).  No SARs have been awarded as of December 31, 2003.  During 2003, an additional 100,000 shares were authorized to be granted under the 1997 Plan.  At December 31, 2003, options to purchase 65,520 shares of the Company’s common stock were available for issuance under the 1997 Plan.

A summary of the status of the Company’s stock options as of December 31, 2003, 2002 and 2001, and the changes for the years then ended is presented below:

	For the year ended December
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	141,801	$7.133	149,180	$7.054	158,360	$7.042
Granted	40,000	9.360	5,000	7.990	—	—
Exercised	(2,732)	6.229	(12,379)	6.531	(5,100)	5.625
Forfeited	—	—	—	—	(4,080)	8.375

Options outstanding, end of year	179,069	$7.644	141,801	$7.133	149,180	$7.054

Weighted average fair market value of options granted during the year		$5.366		$5.694		$—

The Company has adopted the Non-Employee Director Retainer Plan (“Retainer Plan”) which provides for the payment of all or a portion of the directors fees in shares of common stock of the Company.  The number of shares is determined based on the fair market value of the Company’s stock at the end of the month the fee is payable.

The Retainer Plan defers the recognition of compensation by the directors by deferring the issuance of common stock to the director until the director leaves the board or the Plan is terminated.  A total of 50,000 shares of common stock have been reserved for issuance under the Retainer Plan.  During 1999, $18,500 of director fees, representing 2,436 shares of common stock to be issued, were reserved under the terms of the Retainer Plan.  During 2000, $20,150 of directors fees, representing 3,180 shares of common stock to be issued, were reserved under the terms of the Retainer Plan.  During 2001, $37,350 of directors fees, representing 5,253 shares of common stock to be issued, were reserved under the terms of the Retainer Plan.  During 2002, $52,800 of directors fees, representing 6,108 shares of common stock to be issued, were reserved under the terms of the Retainer Plan.  During 2003, $71,000 of directors fees, representing 6,642 shares of common stock to be issued, were reserved under the terms of the Retainer Plan.  As of December 31, 2003, 1,878 of these shares have been issued.

The Company accounts for compensation costs incurred in connection with the granting of stock options and director retainer plan using the intrinsic value method prescribed in APB Opinion No. 25.  As such, no compensation expense was recorded in connection with the awarding of stock options during 2003, 2002, or 2001 as the exercise price was not below the market price of the Company’s common stock at the respective dates of grant. In 1995, the FASB issued SFAS No. 123, Accounting for Stock Based Compensation, and in December 2002, SFAS No. 148, Accounting for Stock Based Compensation, which amended SFAS No. 123, concerning the transition and disclosure.  The Company has elected to continue to apply the measurement provisions of APB 25.  However, pro-forma disclosure of net income and earnings per share as if the Company adopted the cost recognition provisions of SFAS No. 123 and SFAS No. 148 is presented in Note 1 in the Summary of Significant Accounting Policies.

The following table summarizes information about options outstanding:

	Options Outstanding and Exercisable
	Range of Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
December 31, 2003	$5.625 to $9.360	179,069	5.21	$7.644

December 31, 2002	$5.625 to $8.375	141,801	5.02	$7.133

December 31, 2001	$5.625 to $8.375	149,180	5.84	$7.054

No stock options were granted in 2001.  The fair value of each stock option granted during 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002
Dividend yield	—%	—%
Expected volatility	40.00%	40.00%
Risk-fee interest rate	3.86%	3.65%
Expected lives (in years)	8	7

The fair value of the director retainer plan shares granted during 2003, 2002, and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Dividend yield	—%	—%	—%
Expected volatility	32.00%	40.00%	40.00%
Risk-fee interest rate	3.31%	3.19%	4.61%
Expected lives (in years)	7	5	5

NOTE 14               EMPLOYEE BENEFIT PLANS

The Company and the Bank have a profit sharing/employee stock ownership plan (“ESOP”) for which substantially all employees are eligible.  Contributions, when made, may be made in the form of cash or in common stock of the Company.  Contribution amounts are based upon employee’s compensation, but may not exceed maximum deductible limits for federal income tax purposes.  Employer contributions to the ESOP of $37,731, $56,000, and $41,300, were made in 2003, 2002 and 2001, respectively.  The profit sharing plan also includes a 401(k) before-tax salary deferral feature. Employees may elect to contribute to the plan and such contributions may be matched by the Bank as a percentage of each employee’s contribution.  Employer contributions made to the 401(k) plan for the years ended December 31, 2003, 2002, and 2001 totaled $23,781, $19,700, and $17,500, respectively.

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

As shares are allocated to employees, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations.  ESOP compensation expense relative to this release of shares was $357,064, $266,799, and $277,461 for the years ended December 31, 2003, 2002, and 2001, respectively.

Shares of the Company’s common stock held by the ESOP at December 31, 2003 and 2002 were as follows:

	2003	2002

Allocated shares	48,734	43,788
Shares released for allocation	112,000	80,000
Unallocated ESOP shares	128,000	160,000
	288,734	283,788

Fair value of unearned shares	$1,818,880	$1,537,600

In 1998, the Bank established an executive savings plan to provide additional benefits for select highly compensated management employees of the Bank as a means for participants to defer an unlimited portion of their compensation for the future.  Participants may contribute to the plan an unlimited percentage of their basic compensation into the plan.  The Bank may make discretionary matching contributions to the plan.  Salary deferrals and matching contributions, if any, are funded into a Rabbi Trust which are available to the general creditors of the Bank and, as a result, are recorded on the books and records of the Company.  Employer contributions made to the executive savings plan for the years ended December 31, 2003, 2002, and 2001, totaled $84,900, $60,950, and $35,000, respectively.  All salary deferral contributions are currently invested in the Company’s common stock.

NOTE 15               NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income for the years by the weighted average number of common shares outstanding during the period.  Diluted net income per share has been computed by dividing net income for the years by the weighted average number of common shares outstanding during the years adjusted for the assumed exercise of outstanding stock options and other contingently issuable shares of common stock.  Net income for basic and diluted earnings per share are the same, as there are no contingently issuable shares of stock whose issuance would have impacted net income.

A reconciliation between basic and diluted weighted average common shares outstanding follows:

	2003	2002	2001

Weighted average common shares – Basic*	1,252,124	1,306,352	1,316,109

Plus effect of dilutive securities:
Stock Options	57,471	25,502	14,394
Shares held by Rabbi Trust	54,040	37,277	27,120

Weighted average common shares – Assuming Dilution	1,363,635	1,369,131	1,357,623

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

At December 31, 2003, unfunded credit commitments are as follows:

Commitments to extend residential loans	$3,598,924
Lines of credit	$12,974,360
Credit cards	$2,280,901

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Currently, letters of credit are not extended beyond one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds collateral and personal guarantees as deemed necessary.  The Bank had $80,101 and $286,633 in standby letters of credit outstanding at December 31, 2003 and 2002, respectively.

At December 31, 2003 and 2002, the Bank had no open interest rate swaps, futures, options, or forward contracts.

At December 31, 2003 and 2002, the Bank had $5,395,133 and $13,451,853, respectively, of commitments to sell single family residential loans.  These commitments include loans held-for-sale and loans to be originated.

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

Securities - The fair value of investments such as corporate bonds, trust preferred securities and mortgage-backed securities is estimated based on bid quotations received from securities dealers and the FHLB.

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

Loans held-for-sale - The fair value of loans held-for-sale is estimated based on outstanding commitments from investors or current market prices for similar loans.

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

ESOP Note – Effective May 1, 2000, the Company issued and sold 240,000 shares of Common Stock for cash to its ESOP.  The ESOP transaction was facilitated by a loan in the amount of $1,350,000 to the ESOP from a third party lender.  On December 31, 2002, the Company paid off a note payable for the Employee Stock Ownership Plan. On December 31, 2003, 128,000 of these shares are unallocated.

Trust Preferred Securities –

On June 27, 2002, the Company issued $4 million in trust preferred securities through a private placement of Floating Rate Trust Preferred Securities of Access Anytime Capital Trust II with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities are at a variable rate of the London Interbank Offered Rate (LIBOR) plus 365 basis points, floating quarterly, with a five-year cap of 12%.  At December 31, 2003, the interest rate was 4.80%.  The trust preferred securities may be redeemed by the Company at par on July 25, 2007.  On July 17, 2001, the Company issued $4 million of 10.25% Fixed Rate Capital Trust Pass-through Securities of Access Anytime Capital Trust I with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities may be redeemed by the Company at price of 107.6875 on July 25, 2006, 106.15 on July 25, 2007, 104.6125 on July 25, 2008, 103.075 on July 25, 2009, 101.5375 on July 25, 2010 and may be redeemed at par on July 25, 2011 or after.  The Company invested approximately $2.9 million of the net proceeds in the Bank to increase its capital levels.

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

The fair value of off-statement of financial condition financial instruments is estimated to equal the carrying amount at December 31, 2003 and 2002.

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

The estimated fair values of the Bank’s financial instruments are shown below:

	December 31, 2003		December 31, 2002
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$11,611	$11,611	$12,342	$12,342
Certificates of deposit	4,480	4,551	5,993	6,025
Securities available-for-sale	5,815	5,815	6,665	6,665
Securities held-to-maturity	16,762	16,829	1,862	1,872
Loans held-for-sale	1,797	1,834	6,553	6,688

Loans receivable	156,237	158,882	149,856	152,765
Interest receivable	859	859	873	873
FHLB stock	1,167	1,167	1,013	1,013

Financial liabilities:
Deposits	162,846	155,342	159,197	151,737
Accrued interest and other liabilities	1,794	1,794	1,384	1,384
Advance payments by borrowers for taxes and insurance	355	355	434	434
FHLB advances	17,067	17,173	8,267	8,396
Trust preferred securities	8,000	8,440	8,000	8,448

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

NOTE 18               PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

The following condensed statements of financial condition as of December 31, 2003 and 2002, and the related statements of operations and cash flows for each of the years in three year period ended December 31, 2003 for the Company should be read in conjunction with the consolidated financial statements and notes thereto.

Statements of Financial Condition

	December 31
	2003	2002
Assets:
Cash and cash equivalents	$1,403,602	$1,395,385
Certificates of deposit	100,000	1,000,000
Investment in the Bank	21,838,884	19,613,625
Securities available-for-sale	376,036	468,667
Securities held-to-maturity	300,000	300,000
Premises and equipment, net	392,218	400,611
Other assets	228,312	294,246

Total assets	$24,639,052	$23,472,534

Liabilities:
Accounts payable and accrued expenses	$1,273,336	$655,321
Trust Preferred Securities – Notes Payable	8,000,000	8,000,000

Total liabilities	9,273,336	8,655,321

Stockholders’ equity:
Common stock	15,107	15,080
Capital in excess of par value	11,643,276	11,378,222
Retained earnings	5,831,295	4,547,359
Accumulated other comprehensive income, net	57,872	90,197
	17,547,550	16,030,858
Unallocated Employee Stock Ownership Plan shares	(690,000)	(870,000)
Treasury stock, at cost	(1,491,834)	(343,645)
Total stockholders’ equity	15,365,716	14,817,213

Total liabilities and stockholders’ equity	$24,639,052	$23,472,534

Statements of Operations

	Years ended December 31
	2003	2002	2001
Dividends from the Bank	$817,500	$652,500	$608,000
Equity in undistributed income of the Bank	2,270,419	1,554,381	1,552,925
Other income	131,954	68,686	24,158
Interest expense	(652,871)	(574,867)	(281,111)
Salaries and employee benefits	(930,469)	(537,762)	(446,931)
Other expense	(352,597)	(159,905)	(77,988)

Net income	$1,283,936	$1,003,033	$1,379,053

Statements of Cash Flows

	Years ended December 31
	2003	2002	2001
Cash flows from operating activities:
Net income	$1,283,936	$1,003,033	$1,379,053
Adjustments to reconcile net income to cash Used by operating activities: from operating activities:
Equity in income of the Bank	(3,087,919)	(2,206,881)	(2,160,925)
Depreciation D	8,393	8,392	3,497
Non-cash ESOP compensation expense	357,064	266,799	277,461
Common stock rights issued in lieu of directors compensation	71,000	52,800	37,350
Gains on sale of available-for-sale securities	(8,995)	—	—
Decrease (increase) in other assets	71,400	(149,782)	(148,625)
Increase in accounts payable and accrued expenses	618,015	160,878	283,081
Net cash from operating activities	(687,106)	(864,761)	(329,108)

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	108,995	—	—
Net decrease (increase) in certificates of deposit	900,000	(1,000,000)	—
Purchases of available-for-sale securities	—	(275,000)	(180,000)
Purchases of held-to-maturity securities	—	(300,000)	—
Purchases of premises and equipment	—	—	(412,500)
Investment in the Bank	—	—	(2,919,447)
Dividend from the Bank	817,500	652,500	608,000
Net cash from investing activities	1,826,495	(922,500)	(2,903,947)

Cash flows from financing activities:
Decrease in payable to Bank	—	—	(50,718)
Purchase of treasury stock	(1,148,189)	(106,750)	(73,262)
Net proceeds from issuance of common stock	17,017	80,852	28,687
Net decrease in other borrowed funds	—	—	(200,000)
Repayment of debt	—	(1,141,766)	(147,973)
Issuance of trust preferred security	—	4,000,000	4,000,000
Net cash from financing activities	(1,131,172)	2,832,336	3,556,734

Increase in cash and cash equivalents	8,217	1,045,075	323,679
Cash and cash equivalents at beginning of year	1,395,385	350,310	26,631

Cash and cash equivalents at end of year	$1,403,602	$1,395,385	$350,310

NOTE 19               SUBSEQUENT EVENT

The Bank announced on January 30, 2004, that it had reached a definitive agreement with Matrix Capital Bank, a wholly owned subsidiary of Matrix BanCorp, Inc., to acquire two branches of Matrix Capital Bank located in Las Cruces, New Mexico.  The acquisition is subject to regulatory approval and other customary conditions and is expected to be completed in the second quarter of 2004.  As of January 30, 2004, deposits of the two Las Cruces branches to be acquired totaled about $84 million and loans that would be transferred totaled about $25 million.  The new branches will operate under the name AccessBank.

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