Form 10QSB
period 2004-03-31
ACCESS ANYTIME BANCORP INC
filed 2004-04-30
CIK 1024015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-28894

Access Anytime Bancorp, Inc.

(Name of small business issuer in its charter)

DELAWARE	85-0444597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

1,341,767 Shares of Capital Stock $.01 par value

Outstanding as of April 30, 2004

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	Unaudited March 31, 2004	December 31, 2003
ASSETS

Cash and cash equivalents	$7,113,000	$11,611,364
Certificates of deposit	4,373,000	4,480,000
Securities available-for-sale (amortized cost of $5,430,659 and $5,718,248)	5,532,665	5,814,701
Securities held-to-maturity (aggregate fair value of $16,038,362 and $16,829,145)	15,815,443	16,761,939
Loans held-for-sale (aggregate fair value of $3,383,314 and $1,834,564)	3,318,279	1,797,290
Loans receivable, net	160,052,348	156,237,317
Interest receivable, loans	693,522	732,964
Interest receivable, securities	227,595	125,994
Real estate owned	410,114	565,159
Federal Home Loan Bank stock	1,171,500	1,167,200
Premises and equipment, net	3,522,429	3,556,833
Unidentifiable intangible asset, net of accumulated amortization of $642,519 and $606,104	1,541,569	1,577,984
Deferred tax asset	303,552	388,573
Other assets	599,822	609,834

Total assets	$204,674,838	$205,427,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$164,645,385	$162,846,107
Federal Home Loan Bank advances	14,538,935	17,066,654
Accrued interest and other liabilities	1,520,426	1,794,005
Advanced payments by borrowers for taxes and insurance	376,931	354,670
Trust Preferred Securities – Notes Payable	8,000,000	8,000,000

Total liabilities	189,081,677	190,061,436

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 1,511,099 and 1,510,744 shares issued; 1,222,305 and 1,221,070 shares outstanding in 2004 and 2003, respectively	15,111	15,107
Capital in excess of par value	11,741,667	11,643,276
Retained earnings	6,012,165	5,831,295
Accumulated other comprehensive income, net of tax expense of $40,803 and $38,581	61,204	57,872
	17,830,147	17,547,550
Unallocated Employee Stock Ownership Plan shares; 120,000 and 128,000 shares outstanding	(645,000)	(690,000)
Treasury stock, at cost; 168,794 and 161,674 shares	(1,591,986)	(1,491,834)
Total stockholders’ equity	15,593,161	15,365,716

Total liabilities and stockholders’ equity	$204,674,838	$205,427,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Operations

	Three Month Periods Ended March 31,
	2004	2003

Interest income:
Loans receivable	$2,593,157	$2,702,157
Equity securities	127,765	39,277
Mortgage-backed securities	69,461	75,910
Other interest income	45,269	67,393

Total interest income	2,835,652	2,884,737

Interest expense:
Deposits	748,926	866,014
Federal Home Loan Bank advances	101,761	92,736
Other borrowings	163,400	159,729

Total interest expense	1,014,087	1,118,479

Net interest income before provision for loan losses	1,821,565	1,766,258
Provision for loan losses	213,000	142,000

Net interest income after provision for loan losses	1,608,565	1,624,258

Noninterest income:
Loan servicing and other fees	128,595	142,733
Gains on sales of mortgage loans held-for-sale	224,614	398,138
Other income	278,485	245,420

Total noninterest income	631,694	786,291

Noninterest expense:
Salaries and employee benefits	960,695	1,053,256
Occupancy expense	227,980	229,113
Deposit insurance premium	20,082	19,976
Advertising	27,330	24,306
Professional fees	144,374	82,764
Other expense	483,994	529,066

Total noninterest expense	1,864,455	1,938,481

Income before income taxes	375,804	472,068

Income tax expense	194,934	204,847

Net income	$180,870	$267,221

Earnings per common share-basic	$0.14	$0.21

Earnings per common share-assuming dilution	$0.13	$0.19

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statement of Stockholders’ Equity

						Accumulated Other Comprehensive Income, Net
				Capital in Excess of Par Value

		Common Stock						Treasury Stock
	Comprehensive Income	Number of shares	Amount		Retained Earnings		Unallocated ESOP Shares	Number Of Shares	Amount	Total
Balance at December 31, 2003		1,510,744	$15,107	$11,643,276	$5,831,295	$57,872	$(690,000)	161,674	$(1,491,834)	$15,365,716

Net income	$180,870	—	—	—	180,870	—	—	—	—	180,870

Net change in unrealized appreciation on available-for-sale securities, net of tax	3,332	—	—	—	—	3,332	—	—	—	3,332

Total comprehensive income	$184,202
										1,997
Common shares issued		355	4	1,993

Common stock rights awarded in lieu of directors’ cash compensation		—	—	31,750	—	—	—	—	—	31,750

Purchases of treasury stock		—	—	—	—	—	—	7,120	(100,152)	(100,152)

ESOP shares allocated		—	—	64,648	—	—	45,000	—	—	109,648

Balance at March 31, 2004		1,511,099	$15,111	$11,741,667	$6,012,165	$61,204	$(645,000)	168,794	$(1,591,986)	$15,593,161

	Three Months Ended	Year Ended
	March 31, 2004	December 31, 2003

Disclosure of reclassification amounts:
Unrealized holding gains (losses) arising during period	$3,332	$(21,578)
Reclassification adjustment for losses included in net income	—	(10,747)
Net unrealized appreciation (depreciation) on available-for-sale securities, net of tax	$3,332	$(32,325)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

	Three Month Periods Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$180,870	$267,221
Adjustments to reconcile net income to cash from operating activities:
Depreciation	95,787	114,275
Deferred income taxes	85,021	(23,711)
Provision for loan losses	213,000	142,000
Amortization of premiums on investment securities	7,633	10,181
Amortization of loan premiums, discounts and deferred fees, net	70,123	70,472
Amortization of unidentifiable intangible asset	36,415	36,415
Non-cash ESOP contribution	109,648	75,999
Gains on sales of mortgage loans held-for-sale	(224,614)	(398,138)
Proceeds from sales of mortgage loans held-for-sale	12,439,100	20,804,525
Originations of mortgage loans held-for-sale	(13,735,475)	(26,069,502)
Common stock rights awarded in lieu of directors compensation	31,750	16,000
(Gain) loss on sale of foreclosed real estate	(39,099)	5,883
Gain on disposition of assets	—	(1,877)
Net (increase) decrease in accrued interest receivable and other assets	(53,115)	19,789
Decrease in accrued interest and other liabilities	(481,733)	(116,505)

Net cash flows from operating activities	(1,264,689)	(5,046,973)

Cash flows from investing activities:
Proceeds from maturities and principal repayments of available-for-sale securities	278,211	643,248
Purchases of held-to-maturity securities	(207,472)	—
Proceeds from maturities and principal repayments of held-to-maturity securities	1,150,160	242,403
Net decrease in certificates of deposit	107,000	100,000
Net increase in loans	(4,098,154)	(205,356)
Proceeds from sales of foreclosed real estate	402,298	179,500
Purchases of premises and equipment	(61,383)	(30,837)

Net cash flows from investing activities	(2,429,340)	928,958

Cash flows from financing activities:
Net increase (decrease) in deposits	1,799,278	(911,612)
Net (decrease) increase in Federal Home Loan Bank advances	(2,527,719)	6,203,654
Net increase in advance payments by borrowers for taxes and insurance	22,261	65,312
Purchase of treasury stock	(100,152)	(1,022,216)
Proceeds from issuance of common stock	1,997	2,998

Net cash flows from financing activities	(804,335)	4,338,136

(Decrease) increase in cash and cash equivalents	(4,498,364)	220,121
Cash and cash equivalents at beginning of period	11,611,364	12,342,444

Cash and cash equivalents at end of quarter ended March 31	7,113,000	12,562,565

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,117,201	$1,221,198
Income taxes	150	150
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in settlement of loans	176,633	124,434

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

The unaudited interim financial statements have been prepared by management of the Company, without audit.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures included herein are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the information have been included.  The December 31, 2003 consolidated statement of financial condition, as presented herein, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2003 included in the Company’s Annual Report on 10-KSB.

NOTE 2                                                    Summary of Significant Accounting Policies

Impact of New Accounting Standards – In December 2002, the FASB issued Statement No. 148 (“Statement 148”), Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.  This statement amends Statement 123 to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, Statement 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

Had compensation cost for all grants of stock options and the director retainer plan shares during 2004 and 2003 been determined based on the fair value at the date of grant, reported net income and earnings per share would have been adjusted to the pro-forma amounts shown below:

	Quarter Ended March 31,
	2004	2003

Net income, as reported	$180,870	$267,221
Deduct: Stock-based employee compensation expense included in reported net income, net of related tax effects	(85,012)	(450)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,971)	(5,340)
Pro forma net income	$87,887	$261,431

Earnings per share-basic
As reported	$0.14	$0.21
Pro-forma	0.07	0.20

Earnings per share-assuming dilution
As reported	$0.13	$0.19
Pro-forma	0.06	0.19

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

The Company has business trusts for the purpose of issuing trust preferred securities.  We believe the continued consolidation of these trusts at December 31, 2003 was appropriate under Interpretation 46.  However, the application of Interpretation 46R will be required by the Company for the fiscal year end December 31, 2004, at which time, the Company will be required to deconsolidate the trusts.  The deconsolidation of these trusts will not have a material impact on the 2004 consolidated financial statements.

In May 2003, the FASB issued Statement No. 150 (“Statement 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  Statement 150 establishes standards for how a business enterprise classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity.  Statement 150 requires that a business enterprise classify financial instruments that are within its scope as liabilities (or as assets in some circumstances).  Statement 150 was effective for contracts entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  FASB Staff Position (FSP) 150-3 affects the accounting for mandatorily redeemable non-controlling minority interests of all entities and for non-SEC registrants, defers the effective date of Statement 150 and eliminates the disclosure requirements for certain mandatorily redeemable instruments.  The adoption of Statement 150 on July 1, 2003 did not have a material impact on the Company’s consolidated financial statements, and the adoption of deferred provisions at January 1, 2005 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3                                                    SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management’s ability and intent.  The carrying amount of securities and their approximate fair value follow:

	Amortized Cost	Gross unrealized		Fair Value
		Gains	Losses
Available-for-sale securities:
March 31, 2004:
Mortgage-backed securities:
GNMA adjustable rate	$2,291,297	$5,597	$8,771	$2,288,123
GNMA fixed rate	577,504	35,417	—	612,921
Equity securities:
FNMA common stock	6,858	493	—	7,351
FNMA bonds	1,000,000	6,560	—	1,006,560
FFCB bonds	1,000,000	11,250	—	1,011,250
Trust preferred securities	555,000	51,460	—	606,460
	$5,430,659	$110,777	$8,771	$5,532,665
December 31, 2003:
Mortgage-backed securities:
GNMA adjustable rate	$2,476,208	$9,837	$11,704	$2,474,342
GNMA fixed rate	680,182	42,420	—	722,602
Equity securities:
FNMA common stock	6,858	410	—	7,268
FNMA bonds	1,000,000	—	—	1,000,000
FFCB bonds	1,000,000	5,630	—	1,005,630
Trust preferred securities	555,000	49,860	—	604,860
	$5,718,248	$108,157	$11,704	$5,814,701

Held-to-maturity securities:
March 31, 2004:
Mortgage-backed securities:
GNMA adjustable rate	$3,932,976	$7,074	$—	$3,940,050
FHLMC adjustable rate	269,365	2,020	192	271,193
FHLB bonds	3,257,430	88,867	—	3,346,297
FHLMC bonds	1,001,573	5,927	—	1,007,500
US treasury bonds	6,017,165	93,455	—	6,110,620
Corporate bonds	829,474	10,268	—	839,742
Municipal bonds	207,460	—	—	207,460
Trust preferred securities	300,000	15,500	—	315,500

	$15,815,443	$223,112	$192	$16,038,362
December 31, 2003:
Mortgage-backed securities:
GNMA adjustable rate	$4,027,531	$—	$8,473	$4,019,059
FHLMC adjustable rate	287,414	2,227	—	289,641
FHLB bonds	4,256,383	35,488	—	4,291,872
FHLMC bonds	1,002,199	4,361	—	1,006,560
US treasury bonds	6,017,687	16,073	—	6,033,760
Corporate bonds	870,725	3,871	1,941	872,655
Trust preferred securities	300,000	15,600	—	315,600

	$16,761,939	$77,620	$10,414	$16,829,145

NOTE 4                                                    LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follow:

		Gross unrealized
	Amortized cost	Gains	Losses	Fair value

March 31, 2004	$3,318,279	$65,035	$—	$3,383,314
December 31, 2003	1,797,290	37,274	—	1,834,564

NOTE 5                                                    LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

	March 31, 2004	December 31, 2003

First mortgage loans:
Conventional	$72,282,104	$75,526,322
FHA insured and VA guaranteed	9,243,809	8,741,925
Commercial real estate loans	38,405,576	36,527,727
Commercial loans, other than mortgage	8,312,673	8,087,247
Consumer and installment loans	21,539,578	21,723,933
Construction loans	6,653,169	2,231,421
Other	6,552,620	6,524,285

	162,989,529	159,362,860

Less:
Loans in process	1,124,054	1,381,678
Unearned discounts, deferred loan fees, and other	800,544	794,349
Allowance for loan losses	1,012,583	949,516

	$160,052,348	$156,237,317

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

• Consideration of external factors such as local, regional, and national economic factors

• An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

Specific allowances are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due as well as considering the net realizable value of the security and of the loan guarantees, if applicable.  The following table is an analysis of changes in allowance for loan losses:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Balance at beginning of period	$949,516	$824,985

Loans charged-off	(150,801)	(122,214)
Recoveries	868	52,313

Net loans charged-off	(149,933)	(69,901)
Provision for loan losses charged to operations	213,000	142,000

Balance at end of period	$1,012,583	$897,084

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

	Three Months Ended March 31, 2004	Year Ended December 31, 2003

Balance at beginning of period	$1,449,117	$1,523,636
Loans originated	—	873,700
Loan principal payments and other reductions	(9,101)	(948,219)

Balance at end of period	$1,440,016	$1,449,117

NOTE 6                                                    NON-PERFORMING ASSETS

The composition of the Bank’s portfolio of non-performing assets is shown in the following table:

	March 31, 2004	December 31, 2003

Non-accruing loans*	$524,013	$1,054,289
Past due 90 days or more and still accruing	—	—
Troubled debt restructured	—	—
Other real estate	410,114	565,159

	$934,127	$1,619,448

Ratio of non-performing assets to total assets	0.46%	0.79%

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

A reconciliation between basic and diluted weighted average common shares outstanding follows:

	Three Months Ended March 31,
	2004	2003

Weighted average common Shares – Basic	1,247,587	1,294,204

Plus effect of dilutive securities:
Stock Options	78,988	33,968
Shares held as Treasury Stock	66,700	48,672

Weighted average common Shares - Assuming Dilution	1,393,275	1,376,844

NOTE 8                                                    OFF-BALANCE SHEET ARRANGEMENTS

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

The following table details the amounts and expected maturities of significant commitments as of March 31, 2004.

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
		(Dollars in Thousands)
Commitments to extend credit:
Residential real estate loans	$3,318	$—	$—	$—	$3,318
Lines of credit	11,705	—	—	—	11,705
Credit cards	2,371	—	—	—	2,371
Letters of credit	80	—	—	—	80
Commitments to sell mortgage loans	5,863	—	—	—	5,863

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

At March 31, 2004, the Bank had no open interest rate swaps, futures, options, or forward contracts.

NOTE 9                                                    SUBSEQUENT EVENT

The Bank announced on January 30, 2004, that it had reached a definitive agreement with Matrix Capital Bank, a wholly owned subsidiary of Matrix BanCorp, Inc., to acquire two branches of Matrix Capital Bank located in Las Cruces, New Mexico.  The acquisition was subject to regulatory approval and was approved April 7, 2004, the acquisition is expected to be completed on May 1, 2004.  As of January 30, 2004, deposits of the two Las Cruces branches to be acquired totaled about $80 million and loans that would be transferred totaled about $23 million.  The new branches will operate under the name AccessBank.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with Access Anytime Bancorp, Inc.’s (“the Company”) 2003 Annual Report on Form 10-KSB.

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

The Bank announced on January 30, 2004, that it had reached a definitive agreement with Matrix Capital Bank, a wholly owned subsidiary of Matrix BanCorp, Inc., to acquire two branches of Matrix Capital Bank located in Las Cruces, New Mexico.  The acquisition was subject to regulatory approval and was approved April 7, 2004, the acquisition is expected to be completed on May 1, 2004.  As of January 30, 2004, deposits of the two Las Cruces branches to be acquired totaled about $80 million and loans that would be transferred totaled about $23 million.  The new branches will operate under the name AccessBank.

Financial Condition

Total assets for the Company decreased by $752,314 or 0.37%, from December 31, 2003 to March 31, 2004.  The decrease in assets was primarily due to a decrease of approximately $4.5 million in cash and cash equivalents and $1.0 million in securities held-to-maturity.  In addition, loans receivable increased by $3.8 million and loans held-for-sale were up by $1.5 million.

Total liabilities decreased by $979,759 or 0.52% during the three-month period ended March 31, 2004.  A decrease of approximately $2.5 million in Federal Home Loan Bank advances was the primary reason for the decrease in total liabilities; the decrease in Federal Home Loan Bank advances was due to an increase in deposits of $1.8 million.

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

The following table is a reconciliation of the Bank’s capital for regulatory purposes at March 31, 2004, as reported to the OTS.

	Tier 1- Core Capital	Tier 1- Risk-based Capital	Total Risk-based Capital

Total regulatory assets	$203,190,094
Net unrealized appreciation on available-for-sale securities, net	(67,227)
Less intangible assets disallowed for regulatory purposes	(1,541,569)

Adjusted regulatory total assets	$201,581,298

Risk-based assets		$141,790,000	$141,790,000

Stockholder’s equity	$22,078,666	$22,078,666	$22,078,666
Net unrealized appreciation on available-for-sale securities, net	(40,336)	(40,336)	(40,336)
General valuation allowance	—	—	894,748
Less intangible assets disallowed for regulatory purposes	(1,541,569)	(1,541,569)	(1,541,569)

Regulatory capital	20,496,761	20,496,761	21,391,509
Regulatory capital required to be “well capitalized”	10,079,065	8,507,400	14,179,000

Excess regulatory capital	$10,417,696	$11,989,361	$7,212,509

Bank’s capital to adjusted regulatory assets	10.17%

Bank’s capital to risk-based assets		14.46%	15.09%

Liquidity

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers.  The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base.  A further source is the Bank’s ability to borrow funds.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) which provides a source of borrowings to the Bank for asset and asset/liability matching.  FHLB borrowings were $14.5 and $17.1 million at March 31, 2004 and December 31, 2003, respectively.

Liquidity risk results from the mismatching of assets and liabilities cash flows.  Management chooses asset/liability strategies that promote stable earnings and reliable funding.  Interest rate risk and funding positions are kept within limits established by the Board of Directors of the Bank to ensure that risk taking is not excessive and that liquidity is properly managed.  The Bank keeps a portion of its interest-bearing assets in adjustable-rate products to reduce interest rate sensitivity.  Therefore, if rates increase the Bank can retain its deposits by increasing rates paid on deposits, while limiting the impact on the Bank’s net interest margin.  A concentrated effort is made to retain deposits associated with an unidentifiable intangible asset.  The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $71.0 and $52.0 million at March 31, 2004 and December 31, 2003, respectively.

At March 31, 2004 and 2003, the Company had lines of credit totaling $400,000 each year from other banks. The Company had no borrowings outstanding under these arrangements at March 31, 2004 and March 31, 2003.  The lines of credit bear market rates of interest and borrowings thereunder are to be used for general purposes.

Results of Operations

Three-Month Comparative Analysis for Periods March 31, 2004 and 2003

Net income for the quarter ended March 31, 2004 was $180,870 or $.14 per basic share compared to $267,221 or $.21 per basic share for the three-months ended March 31, 2003, a decrease of $86,351 or 32.31%.

Net Interest Income.  Net interest income before provision for loan losses increased by 3.13% to $1,821,565 for the quarter ended March 31, 2004, compared to $1,766,258 for the same period in 2003.  The increase in net interest income before provision for loan losses was primarily due to a decrease in interest expense of $104,392.  The decrease in total interest expense for the quarter ended March 31, 2004 was due to a decrease in interest expense on deposits of $117,088, as compared to the same quarter in 2003.

Provision for Loan Losses.  The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral, and other factors which may affect the collectibility of loans.  During the first quarter of 2004, the provision for loan losses increased to $213,000 from $142,000 in the same quarter of 2003.  Provisions made in 2004 increased the related allowance by $63,067, due to generally increasing loans receivable.  Based on management’s analysis of current conditions and changes in the loan mix, as indicated by increases in commercial real estate, automobile, and credit card loans, the allowance is considered adequate.  Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations.  See Note 5 to the Consolidated Financial Statements in this Form 10-QSB for additional discussion on the allowance for loan losses.

Noninterest Income.  During the quarter ended March 31, 2004, noninterest income decreased by $154,597 to $631,694 compared to $786,291 in 2003.  The decrease in noninterest income for the quarter ended March 31, 2004 as compared to the same quarter in 2003 was primarily due to a decrease in gains on sales of mortgage loans held-for-sale of $173,524.  The gains on sales of mortgage loans held-for-sale for the 2004 quarter were $224,614; gains on sales of mortgage loans in 2004 are expected to continue to be lower, as compared to 2003.

Noninterest Expense.  Noninterest expense decreased to $1,864,455 from $1,938,481 for the quarter ended March 31, 2004 compared to the same quarter in 2003.  The $74,026 decrease in noninterest expense was primarily due to a decrease in sales incentives as shown in salaries and employee benefits of $92,561.  The decrease in salaries and employee benefits is primarily due to the decrease in sales incentives based on loan production in the first quarter of 2004, as compared to 2003.

Income Tax Expense.  The income tax expense for the quarter ended March 31, 2004 decreased by $9,913 to $194,934 from $204,847 in the quarter ended March 31, 2003.  The decrease in income tax expense is primarily due to a decrease in income before income taxes of $96,264 for the quarter ended March 31, 2004 as compared to the same quarter in 2003.

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

	Quarter ended March 31,
	2004			2003
	Average outstanding balance	Interest earned/ Paid	Yield/ Rate	Average outstanding balance	Interest earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$161,763,717	$2,593,157	6.41%	$159,369,585	$2,702,157	6.78%
Mortgage-backed securities	7,294,080	69,461	3.81	5,907,254	75,910	5.14
Investment securities	15,994,590	127,765	3.20	3,028,342	39,277	5.19
Other interest-earning assets	10,704,891	45,269	1.69	16,404,681	67,393	1.64

Total interest-earning assets (1)	$195,757,278	$2,835,652	5.79%	$184,709,862	$2,884,737	6.25%

Interest-bearing liabilities:
Deposits	$165,282,240	$748,926	1.81%	$156,857,502	$866,014	2.21%
Federal Home Loan Bank advances	15,655,587	101,761	2.60	13,283,211	92,736	2.79
Other borrowings	8,000,000	163,400	8.17	8,000,000	159,729	7.99

Total interest-bearing liabilities	$188,937,827	$1,014,087	2.15%	$178,140,713	$1,118,479	2.51%

Net interest income before provision for loan losses		$1,821,565			$1,766,258
Net interest rate spread			3.64%			3.74%

Net interest-earning assets	$6,819,451			$6,569,149
Net yield on average interest-earning assets			3.72%			3.82%

Average interest-earning assets to average interest-bearing liabilities		103.61%			103.69%

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Changes in Securities and Small Business Issuer Purchases of Equity Securities

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

(a)                      Exhibit

2.2 Branch Purchase and Deposit Assumption Agreement dated January 30, 2004 between Matrix Capital Bank, a federal savings bank, and FirstBank, a federal savings bank

10.3.6 Amendment Number Six to Profit Sharing and Employee Stock Ownership Plan of FirstBank

31.1 Certification of Chief Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Item 6 – Exhibits and Reports on Form 8-K (continued)

(b)                      Reports on Form 8-K.

1.  On January 30, 2004 the Company filed a Form 8-K to announce that the Bank reached an agreement to acquire two Matrix Capital Banks branches in Las Cruces, New Mexico.

2.  On January 30, 2004 the Company furnished a Form 8-K to announce its unaudited results of operations for the twelve months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS ANYTIME BANCORP, INC.

Date: April 30, 2004	/s/ Norman R. Corzine
Norman R. Corzine, Chairman of the Board,
Chief Executive Officer
(Duly Authorized Representative)

Date: April 30, 2004	/s/ Ken Huey, Jr.
Ken Huey, Jr., Chief Financial Officer
Director
(Principal Financial and Accounting Officer)
(Duly Authorized Representative)

Date: April 30, 2004	/s/ Don K. Padgett
Don K. Padgett, President
Director
(Duly Authorized Representative)