Form 10QSB
period 2004-06-30
ACCESS ANYTIME BANCORP INC
filed 2004-08-12
CIK 1024015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes ☒                                                             No ☐

1,345,883 Shares of Capital Stock $.01 par value

Outstanding as of August 12, 2004

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(unaudited)

	June 30, 2004	December 31, 2003

ASSETS

Cash and cash equivalents	$9,274,225	$11,611,364
Certificates of deposit	4,373,000	4,480,000
Securities available-for-sale (amortized cost of $9,105,507 and $5,718,248)	9,089,600	5,814,701
Securities held-to-maturity (aggregate fair value of $47,103,350 and $16,829,145)	47,789,277	16,761,939
Loans held-for-sale (aggregate fair value of $4,389,709 and $1,834,564)	4,303,416	1,797,290
Loans receivable, net	193,197,069	156,237,317
Interest receivable, loans	817,494	732,964
Interest receivable, securities	268,376	125,994
Real estate owned	276,327	565,159
Federal Home Loan Bank stock	2,066,400	1,167,200
Premises and equipment, net	6,385,445	3,556,833
Goodwill	4,786,298	—
Other intangible assets, net of accumulated amortization of $685,733 and $606,104	1,906,354	1,577,984
Deferred tax asset	168,018	388,573
Other assets	639,237	609,834

Total assets	$285,340,536	$205,427,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$234,921,961	$162,846,107
Federal Home Loan Bank advances	24,357,431	17,066,654
Accrued interest and other liabilities	1,696,303	1,794,005
Advanced payments by borrowers for taxes and insurance	323,511	354,670
Trust Preferred Securities – Notes Payable	8,000,000	8,000,000

Total liabilities	269,299,206	190,061,436

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 1,511,632 and 1,510,744 shares issued; 1,227,007 and 1,221,070 shares outstanding In 2004 and 2003, respectively	15,116	15,107
Capital in excess of par value	11,810,542	11,643,276
Retained earnings	6,443,796	5,831,295
Accumulated other comprehensive (loss) income, net of tax (benefit) expense of ($6,363) and $38,581	(9,543)	57,872
	18,259,911	17,547,550
Unallocated Employee Stock Ownership Plan shares; 116,000 and 128,000 shares outstanding	(629,565)	(690,000)
Treasury stock, at cost; 168,625 and 161,674 shares	(1,589,016)	(1,491,834)
Total stockholders’ equity	16,041,330	15,365,716

Total liabilities and stockholders’ equity	$285,340,536	$205,427,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2004	2003	2004	2003

Interest income:
Loans receivable	$2,964,497	$2,673,288	$5,557,654	$5,375,445
Equity securities	160,585	36,757	288,350	76,034
Mortgage-backed securities	204,587	63,028	274,048	138,938
Other interest income	50,636	83,085	95,905	150,478

Total interest income	3,380,305	2,856,158	6,215,957	5,740,895

Interest expense:
Deposits	836,650	840,622	1,585,576	1,706,636
Federal Home Loan Bank advances	106,886	106,500	208,647	199,236
Other borrowings	164,135	165,655	327,535	325,384

Total interest expense	1,107,671	1,112,777	2,121,758	2,231,256

Net interest income before provision for loan losses	2,272,634	1,743,381	4,094,199	3,509,639
Provision for loan losses	213,000	213,000	426,000	355,000

Net interest income after provision for loan losses	2,059,634	1,530,381	3,668,199	3,154,639

Noninterest income:
Loan servicing and other fees	187,564	219,308	316,159	362,041
Net realized gains on sales of available-for-sale securities	—	8,995	—	8,995
Gains on sales of mortgage loans held-for-sale	269,584	610,727	494,198	1,008,865
Other income	351,069	267,530	629,554	512,950

Total noninterest income	808,217	1,106,560	1,439,911	1,892,851

Noninterest expense:
Salaries and employee benefits	1,101,696	1,045,435	2,062,391	2,098,691
Occupancy expense	296,978	211,984	524,958	441,097
Deposit insurance premium	20,243	19,685	40,325	39,661
Advertising	50,949	24,104	78,279	48,410
Professional fees	121,551	144,923	265,925	227,687
Other expense	527,737	451,388	1,011,731	980,454

Total noninterest expense	2,119,154	1,897,519	3,983,609	3,836,000

Income before income taxes	748,697	739,422	1,124,501	1,211,490

Income tax expense	317,066	278,482	512,000	483,329

Net income	$431,631	$460,940	$612,501	$728,161

Earnings per common share-basic	$.34	$.37	$.49	$.58

Earnings per common share-assuming dilution	$.31	$.35	$.44	$.54

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Comprehensive Income			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unallocated ESOP Shares			Total

		Common Stock						Treasury Stock
		Number of shares	Amount					Number Of Shares	Amount

Balance at December 31, 2003		1,510,744	$15,107	$11,643,276	$5,831,295	$57,872	$(690,000)	161,674	$(1,491,834)	$15,365,716

Net income	$612,501	—	—	—	612,501	—	—	—	—	612,501

Net change in unrealized depreciation on available-for-sale securities, net of tax	(67,415)	—	—	—	—	(67,415)	—	—	—	(67,415)

Total comprehensive income	$545,086

Common shares issued		888	9	1,988						1,997

Common stock rights awarded in lieu of directors’ cash compensation		—	—	57,250	—	—	—	—	—	57,250

Purchases of treasury stock		—	—	—	—	—	—	8,951	(125,022)	(125,022)

Sales of treasury stock		—	—	—	—	—	—	(2,000)	27,840	27,840

ESOP shares allocated		—	—	108,028	—	—	60,435	—	—	168,463

Balance at June 30, 2004		1,511,632	$15,116	$11,810,542	$6,443,796	$(9,543)	$(629,565)	168,625	$(1,589,016)	$16,041,330

	Six Months Ended June 30, 2004	Year Ended December 31, 2003

Disclosure of reclassification amounts:
Unrealized holding losses arising during period	$(67,415)	$(21,578)
Reclassification adjustment for gains included in net income	—	(10,747)
Net unrealized depreciation on available-for-sale securities, net of tax	$(67,415)	$(32,325)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six Month Periods Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$612,501	$728,161
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	215,392	216,642
Deferred income taxes	220,555	322,434
Provision for loan losses	426,000	355,000
Amortization of premiums on investment securities	6,357	21,107
Amortization of loan premiums, discounts and deferred fees, net	226,610	155,577
Amortization of other intangible assets	79,630	72,830
Non-cash ESOP contribution	168,463	152,000
Net realized gains on sales of available-for-sale securities	—	(8,995)
Gains on sales of mortgage loans held-for-sale	(494,198)	(1,008,865)
Proceeds from sales of mortgage loans held-for-sale	26,966,239	53,982,668
Originations of mortgage loans held-for-sale	(28,978,167)	(60,305,255)
Common stock rights awarded in lieu of directors compensation	57,250	44,000
(Gain) loss on sale of foreclosed real estate	(39,099)	27,228
Gain on disposition of assets	—	(1,877)
Net increase in accrued interest receivable and other assets	(416,061)	(84,313)
(Decrease) increase in accrued interest and other liabilities	(562,229)	410,646

Net cash from operating activities	(1,510,757)	(4,921,012)

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,971,360)	—
Purchases of held-to-maturity securities	(33,012,977)	—
Proceeds from maturities and principal repayments of available-for-sale securities	692,557	1,268,408
Proceeds from sales of available-for-sale securities	—	108,995
Proceeds from maturities and principal repayments of held-to-maturity securities	1,983,186	310,526
Purchase of FHLB stock	(888,200)	—
Net increase in certificates of deposit	107,000	610,000
Net increase in loans	(18,488,432)	(1,200,163)
Proceeds from sales of foreclosed real estate	413,702	391,272
Purchases of premises and equipment	(272,266)	(210,178)
Net cash received in branch acquisition	51,907,522	—

Net cash from investing activities	(1,529,268)	1,278,860

Cash flows from financing activities:
Net (decrease) increase in deposits	(6,461,547)	4,809,378
Net increase in Federal Home Loan Bank advances	7,290,777	8,280,784
Net decrease in advance payments by borrowers for taxes and insurance	(31,159)	(36,069)
Purchase of treasury stock	(125,022)	(1,044,991)
Sale of treasury stock	27,840	—
Proceeds from issuance of common stock	1,997	11,021

Net cash from financing activities	702,886	12,020,123

(Decrease) increase in cash and cash equivalents	(2,337,139)	8,377,971
Cash and cash equivalents at beginning of period	11,611,364	12,342,444

Cash and cash equivalents at end of six-months period ended June 30	$9,274,225	$20,720,415

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,127,541	$2,239,877
Income taxes	100,150	150
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in settlement of loans	76,708	246,115

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1                            Basis of Consolidation and Presentation

Access Anytime Bancorp, Inc. (the “Company”) is a thrift holding company for its wholly owned subsidiary AccessBank (the “Bank”) and the Bank’s wholly owned subsidiary, First Equity Development Corporation (“FEDCO”).  The consolidated financial statements include the accounts and transactions of the Company, Bank and FEDCO.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Matrix Capital Bank branch facilities (the “Branches”) located at 277 E. Amador and 3090 Roadrunner Parkway in Las Cruces, New Mexico were purchased by the Bank on May 1, 2004.  The purchase of the Branches is included in consolidated statements of operations from the date of acquisition.

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

NOTE 2                            Summary of Significant Accounting Policies

Impact of Recent Accounting Standards – In December 2002, the FASB issued Statement No. 148 (“Statement 148”), Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.  This statement amends Statement 123 to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, Statement 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Statement 148 allows for the fair value based method under Statement 123, Accounting for Stock Based Compensation, or the intrinsic value based method under APB Opinion No. 25 (“Opinion 25”), Accounting for Stock Issued to Employees.  Under the fair value based method of accounting, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is generally the vesting period.  Under the intrinsic value method of accounting, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.  The Company has elected to continue to use the intrinsic value method of accounting under Opinion 25, and will disclose the pro forma effects of the fair value based method for the periods presented in its consolidated financial statements.

Had compensation cost for all grants of stock options and the director retainer plan shares during 2004 and 2003 been determined based on the fair value at the date of grant, reported net income and earnings per share would have been adjusted to the pro forma amounts shown below:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2004	2003	2004		2003

Net income, as reported	$431,631	$460,940	$612,501		$728,161
Add: Stock-based employee compensation expense Included in reported net income, net of related tax effects	—	4,043	(82,178	)(1)	3,818
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,985)	(137,051)	(26,757)		(141,852)

Pro forma net income	$410,646	$327,932	$503,566		$590,127

Earnings per share-basic
As reported	$.34	$.37	$.49		$.58
Pro forma	$.33	$.27	$.40		$.47

Earnings per share-assuming dilution
As reported	$.31	$.35	$.44		$.54
Pro forma	$.29	$.25	$.36		$.44

(1) Constitutes an adjustment to compensation expense on the Non-Employee Director Retainer Plan

In January 2003, the FASB issued Interpretation No. 46 (“Interpretation 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities.  The provisions of Interpretation 46 are immediately applicable to variable interest entities created after January 31, 2003.  In December 2003, the FASB issued a revision to Interpretation 46, commonly referred to as Interpretation No. 46R (“Interpretation 46R”).  The objective of Interpretation 46R was to provide additional clarification to Interpretation 46 and require public entities to identify those entities that are considered special purpose entities (SPEs) in which they have variable interests and to apply the provisions of either Interpretation 46 or 46R at December 31, 2003.  The full provisions of Interpretation 46R will be required by the Company for the fiscal year ending December 31, 2004.

The Company has business trusts for the purpose of issuing trust preferred securities.  We believe the continued consolidation of these trusts at December 31, 2003 was appropriate under Interpretation 46.  However, the application of Interpretation 46R will be required by the Company for the fiscal year end December 31, 2004, at which time the Company will be required to deconsolidate the trusts.  The deconsolidation of these trusts will not have a material impact on the 2004 consolidated financial statements.

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

In November 2003 the FASB issued FSP FAS 150-4, Issuer’s Accounting for Employee Stock Ownership Plans under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Company and the Bank have a profit sharing/employee stock ownership plan (“ESOP”) for which substantially all employees are eligible.  Contributions, when made, may be made in the form of cash or in common stock of the Company.  Since the Company accounts for its ESOP plan under AICPA Statement of Position (SOP) 93-6, Employers’ Accounting for Employee Stock Ownership Plans, the ESOP shares of the plan are not within the scope of Statement 150.

NOTE 3                            SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management’s intent.  The carrying amount of securities and their approximate fair value follow:

	Amortized Cost	Gross unrealized		Fair Value
		Gains	Losses
Available-for-sale securities:
June 30, 2004:
Mortgage-backed securities:
GNMA adjustable rate	$2,100,036	$12	$33,088	$2,066,960
GNMA fixed rate	468,407	22,525	—	490,932
Equity securities:
FNMA common stock	6,858	144	—	7,002
FNMA bonds	1,000,000	—	12,810	987,190
FFCB bonds	1,000,000	—	14,060	985,940
US treasury bonds	3,975,206	—	—	3,975,206
Trust preferred securities	555,000	21,370	—	576,370
	$9,105,507	$44,051	$59,958	$9,089,600
December 31, 2003:
Mortgage-backed securities:
GNMA adjustable rate	$2,476,208	$9,837	$11,704	$2,474,342
GNMA fixed rate	680,182	42,420	—	722,602
Equity securities:
FNMA common stock	6,858	410	—	7,268
FNMA bonds	1,000,000	—	—	1,000,000
FFCB bonds	1,000,000	5,630	—	1,005,630
Trust preferred securities	555,000	49,860	—	604,860
	$5,718,248	$108,157	$11,704	$5,814,701

	Amortized Cost	Gross unrealized		Fair Value
		Gains	Losses

Held-to-maturity securities:
June 30, 2004:
Mortgage-backed securities:
GNMA adjustable rate	$21,664,146	$19,134	$304,752	$21,378,528
FHLMC adjustable rate	213,712	514	604	213,622
GNMA fixed rate	6,699,027	—	139,858	6,559,169
FHLB bonds	3,258,373	—	33,112	3,225,261
FHLMC bonds	1,000,936	—	4,996	995,940
US treasury bonds	13,956,696	—	188,876	13,767,820
Corporate bonds	489,110	—	15,078	474,032
Municipal bonds	207,277	—	30,899	176,378
Trust preferred securities	300,000	13,720	1,120	312,600

	$47,789,277	$33,368	$719,295	$47,103,350
December 31, 2003:
Mortgage-backed securities:
GNMA adjustable rate	$4,027,531	$—	$8,473	$4,019,059
FHLMC adjustable rate	287,414	2,227	—	289,641
FHLB bonds	4,256,383	35,488	—	4,291,872
FHLMC bonds	1,002,199	4,361	—	1,006,560
US treasury bonds	6,017,687	16,073	—	6,033,760
Corporate bonds	870,725	3,871	1,941	872,655
Trust preferred securities	300,000	15,600	—	315,600

	$16,761,939	$77,620	$10,414	$16,829,145

The Company’s unrealized losses on securities available-for-sale at June 30, 2004 increased to $59,958 from $11,704 at December 31, 2003.  Unrealized losses on securities held-to-maturity increased to $719,295 from $10,414 at December 31, 2003.  The unrealized losses are primarily temporary because of the annual adjustments on the GNMA adjustable rate mortgage-backed securities, and the short duration and a high probability of repayment on US treasury and agency bonds.

NOTE 4                            LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follow:

		Gross unrealized
	Amortized cost	Gains	Losses	Fair value

June 30, 2004	$4,303,416	$86,293	$—	$4,389,709
December 31, 2003	1,797,290	37,274	—	1,834,564

NOTE 5                            LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

	June 30, 2004	December 31, 2003

First mortgage loans:
Conventional	$76,460,662	$75,526,322
FHA insured and VA guaranteed	10,604,749	8,741,925
Commercial real estate loans	55,361,323	36,527,727
Commercial loans, other than mortgage	18,405,827	8,087,247
Consumer and installment loans	21,937,267	21,723,933
Construction loans	6,681,396	2,231,421
Other	6,966,239	6,524,285

	196,417,463	159,362,860

Less:
Loans in process	1,585,660	1,381,678
Unearned discounts, deferred loan fees, and other	336,303	794,349
Allowance for loan losses	1,298,431	949,516

	$193,197,069	$156,237,317

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

• Consideration of external factors such as local, regional, and national economic factors

• An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

Specific reserves are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable.  The following table is an analysis of changes in allowance for loan losses:

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Balance at beginning of period	$949,516	$824,985

Loans charged-off	(247,953)	(236,584)
Recoveries	868	45,138

Net loans charged-off	(247,085)	(191,446)
Provision for loan losses charged to operations	426,000	355,000
Allowance related to acquired loans	170,000	—

Balance at end of period	$1,298,431	$988,539

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

	Six Months Ended June 30, 2004	Year Ended December 31, 2003

Balance at beginning of period	$1,449,117	$1,523,636
Loans originated	259,079	873,700
Loan principal payments and other reductions	(19,054)	(948,219)

Balance at end of period	$1,689,142	$1,449,117

NOTE 6                            NON-PERFORMING ASSETS

The composition of the Bank’s portfolio of non-performing assets is shown in the following table:

	June 30, 2004	December 31, 2003

Non-accruing loans*	$546,662	$1,054,289
Past due 90 days or more and still accruing	—	—
Troubled debt restructured	—	—
Other real estate	276,327	565,159

	$822,989	$1,619,448

Ratio of non-performing assets to total assets	0.29%	0.79%

*                     Primarily loans which are past due for 90 days or more

NOTE 7                            EARNINGS PER SHARE

Basic earnings per common share has been computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share have been computed by dividing net income for the period by the weighted average number of common shares outstanding during the period adjusted for the assumed exercise of outstanding stock options and other contingently issuable shares of common stock.  Net income for basic and diluted earnings per share are the same, as there are no contingently issuable shares of stock whose issuance would have impacted net income.

A reconciliation between basic and diluted weighted average common shares outstanding follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Weighted average common Shares – Basic	1,251,644	1,230,936	1,249,616	1,262,395

Plus effect of dilutive Securities:
Stock Options	80,509	33,623	79,579	33,729
Shares held by rabbi trust	69,807	53,050	68,252	50,873

Weighted average common Shares – Assuming Dilution	1,401,960	1,317,609	1,397,447	1,346,997

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

The following table details the amounts and expected maturities of significant commitments as of June 30, 2004.

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Commitments to extend credit:
Residential real estate loans	$5,742	$—	$—	$—	$5,742
Construction loans	1,586	—	—	—	1,586
Lines of credit	17,531	—	—	—	17,531
Credit cards	2,359	—	—	—	2,359
Letters of credit	80	—	—	—	80
Commitments to sell mortgage loans	4,303	—	—	—	4,303

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

At June 30, 2004, the Bank had no open interest rate swaps, futures, options, or forward contracts.

NOTE 9                            MATERIAL BUSINESS COMBINATION

Matrix Capital Bank branch facilities (the “Branches”) located at 277 E. Amador and 3090 Roadrunner Parkway in Las Cruces, New Mexico were purchased by the Bank on May 1, 2004.

The Branches are engaged in the business of attracting deposits and loans from the general public and businesses in the Las Cruces area.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.  The purchase price allocation has not been finalized pending valuation of certain assets.

May 1, 2004

ASSETS

Cash and cash equivalents	$51,558,441
Loans receivable	19,612,838
Interest receivable, loans	95,691
Premises and equipment	2,771,738
Goodwill	4,786,298
Core deposit intangible	408,000
Other assets	2,288

Total assets acquired	$79,235,294

LIABILITIES

Liabilities:
Deposits	$79,063,192
Accrued interest and other liabilities	172,102
Total liabilities assumed	$79,235,294

All the acquired other intangible assets were assigned to core deposit premium intangible subject to amortization.  The core deposit premium will be amortized over its estimated useful life of 10 years.

The following table reflects the pro forma results of operations for June 30, 2004 and 2003 as though the business combination had been completed as of January 1, 2003.  No earnings credit for the cash balance of $52 million or any tax considerations are included in the table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(unaudited)
Net Interest Income Before Provision for Loan Losses	$2,293,487	$1,979,623	$4,115,562	$3,974,231
Net Income	339,216	291,267	246,004	623,312
Earnings per share
Basic	.27	.24	.20	.49
Assuming dilution	.24	.22	.18	.46

NOTE 10                     SUBSEQUENT EVENTS

On July 7, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission (“SEC”) announcing an agreement to acquire the Sun City branch from Matrix Capital Bank in Sun City, Arizona.  The acquisition is subject to regulatory approval.  Deposits to be assumed totaled approximately $105 million.  The real estate and fixed assets associated with the branch and nominal loan balances will be transferred.  The new branch will operate under the name AccessBank.

On July 30, 2004, the Company’s Board of Directors approved the engagement of an investment banking firm, Howe Barnes Investments, Inc., to serve as private placement agent in connection with a proposed private placement of approximately $3 million of newly issued common stock of the Company.  The proceeds from the sale of the stock are intended to be used for general corporate purposes.

The securities to be issued in the proposed private placement of newly issued Company stock have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.  This Quarterly Report on Form 10-QSB does not constitute an offer to sell or the solicitation of an offer to buy any securities.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with Access Anytime Bancorp, Inc.’s (“the Company”) 2003 Annual Report on Form 10-KSB.

General

The Company is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of AccessBank (the “Bank”).  The Bank is a federally chartered stock savings bank conducting business from ten banking locations in Albuquerque, Clovis, Gallup, Las Cruces, and Portales, New Mexico.  The Bank has a wholly owned subsidiary, FEDCO, which is currently inactive.

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

On July 7, 2004 the Company filed a Form 8-K with the Securities and Exchange Commission (“SEC”) announcing an Agreement to acquire the Sun City branch from Matrix Capital Bank in Sun City, Arizona.  The acquisition is subject to regulatory approval.  Deposits to be assumed totaled approximately $105 million.  The real estate and fixed assets associated with the branch and nominal loan balances will be transferred.  The new branch will operate under the name AccessBank.

Financial Condition

The Bank purchased two Matrix Capital Bank branch facilities (the “Branches”) located in Las Cruces, New Mexico on May 1, 2004.  See Note 9 to the consolidated financial statements in this Form 10-QSB.

Total assets for the Company increased by $79,913,384 or 38.90%, from December 31, 2003 to June 30, 2004.  The increase in assets was primarily due to the purchase of the Branches which increased assets by approximately $79.4 million.  The net increase in cash and cash equivalents of $51.9 million in the purchase of the Branches and a net $2.3 million decrease in cash and cash equivalents during the six month period ended June 30, 2004 allowed the Bank to increase securities available-for-sale by $3.3 million and securities held-to-maturity by $31.0 million.  Loans receivable also increased by $37.0 million or 23.66%, primarily due to the purchase of the Branches and a net increase in loans of the Bank.  Goodwill also increased by $4.8 million which was an allocation of the net purchase premium paid in the purchase of the Branches.

Total liabilities increased by $79,237,770 or 41.69% for the six-month period ended June 30, 2004.  The increase in liabilities was primarily due to the purchase of the Branches which increased the liabilities $79.4 million.  Deposits increased by $72,075,854 or 44.26% from December 31, 2003 to June 30, 2004, primarily due to the $79.0 million of deposits assumed in the purchase of the Branches.  Federal Home Loan Bank (“FHLB”) advances increased by $7.3 million for the six-month period ended June 30, 2004.  The increase in FHLB advances carried short term investments and deposit decreases in the quarter ended June 30, 2004.

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

The following table is a reconciliation of the Bank’s capital for regulatory purposes at June 30, 2004 as reported to the OTS.

	Tier 1- Core Capital	Tier 1- Risk-based Capital	Total Risk-based Capital

Total regulatory assets	$283,833,789
Net unrealized depreciation on available-for-sale securities, net	32,757
Less intangible assets disallowed for regulatory purposes	(6,692,652)

Adjusted regulatory total assets	$277,173,894

Risk-based assets		$178,205,000	$178,205,000

Stockholder’s equity	$23,376,619	$23,376,619	$23,376,619
Net unrealized depreciation on available-for-sale securities, net	19,654	19,654	19,654
General valuation allowance	—	—	1,200,269
Less intangible assets disallowed for regulatory purposes	(6,692,652)	(6,692,652)	(6,692,652)

Regulatory capital	16,703,621	16,703,621	17,903,890
Regulatory capital required to be “well capitalized”	13,858,695	10,692,300	17,820,500

Excess regulatory capital	$2,844,926	$6,011,321	$83,390

Bank’s capital to adjusted regulatory assets	6.03%

Bank’s capital to risk-based assets		9.37%	10.05%

The Bank’s Tier 1 or core capital, Tier 1 risk-based capital, and total risk-based capital ratios at June 30, 2004 exceeded the OTS “well capitalized” minimum ratios, but were lower than the ratios were at March 31, 2004 (6.03%, 9.37% and 10.05% at June 30, 2004 and 10.17%, 14.46% and 15.09% at March 31, 2004).  The decreases were primarily due to the Bank’s recording for accounting purposes the $4,786,298 of goodwill and $408,000 of core deposit intangibles in connection with the purchase of the Branches described in Note 9 to the consolidated financial statements in this Form 10-QSB.  The additional goodwill and core deposit intangibles reduced regulatory capital and thereby lowered regulatory ratios.  Although the consequences of falling below the OTS minimum ratios are not material, the Bank is committed to maintaining regulatory ratios that meet or exceed the OTS “well capitalized” minimum ratios.  If necessary, the Company may contribute additional capital to the Bank.

Liquidity

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers.  The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base.  A further source is the Bank’s ability to borrow funds.  The Bank is a member of the FHLB which provides a source of borrowings to the Bank for asset and asset/liability matching.  FHLB borrowings were $24.4 and $17.1 million at June 30, 2004 and December 31, 2003, respectively.

Liquidity risk results from the mismatching of assets and liability cash flows.  Management chooses asset/liability strategies that promote stable earnings and reliable funding.  Interest rate risk and funding positions are kept within limits established by the Board of Directors of the Bank to ensure that risk taking is not excessive and that liquidity is properly managed.  The Bank keeps a portion of its interest-bearing assets in adjustable-rate products to reduce interest rate sensitivity.  Therefore, if rates increase the Bank can retain its deposits by increasing rates paid on deposits, while limiting the impact on the Bank’s net interest margin.  A concentrated effort is made to retain deposits associated with other intangible assets.  The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $96.3 and $52.0 million at June 30, 2004 and December 31, 2003, respectively.

At June 30, 2004 and 2003, the Company had lines of credit totaling $400,000 each year from other banks. The Company had no borrowings outstanding under these arrangements at June 30, 2004 and June 30, 2003.  The lines of credit bear market rates of interest and borrowings thereunder are to be used for general purposes.

Results of Operations

Three-Month Comparative Analysis for Periods June 30, 2004 and 2003

Net income for the three-months ended June 30, 2004 was $431,631 or $.34 per basic share compared to $460,940 or $.37 per basic share for the three-months ended June 30, 2003, a decrease of $29,309 or 6.36%.

Net Interest Income.  Net interest income before provision for loan losses increased by 30.36% to $2,272,634 in the three-month period ended June 30, 2004, compared to $1,743,381 for the same period in 2003.  The increase in net interest income before provision for loan losses was primarily due to a increase in interest income of $524,147.  The increase in total interest income for the quarter ended June 30, 2004 was primarily due to increases in loans receivable, equity securities, and mortgage-backed securities interest income of $291,209, $123,828, $141,559, respectively, as compared to the same quarter in 2003.  These increases were primarily due to increases in the underlying interest earning assets due to the purchase of the Branches, see Note 9 to the consolidated financial statements in this Form 10-QSB.

Provision for Loan Losses.  The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral, and other factors which may affect the collectibility of loans.  The provision for loan losses was $213,000 the quarters ended June 30, 2004 and 2003, which was due to management’s analysis of current conditions.  Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations.  See Note 5 to the consolidated financial statements in this Form 10-QSB for additional discussion on the allowance for loan losses.

Noninterest Income.  During the three-months ended June 30, 2004, noninterest income decreased by $298,343 to $808,217 compared to $1,106,560 in 2003.  The decrease in noninterest income for the quarter ended June 30, 2004 as compared to the same quarter in 2003 was primarily due to a decrease in gains on sales of mortgage loans held-for-sale of $341,143.

Noninterest Expense.  Noninterest expense increased to $2,119,154 from $1,897,519 for the quarter ended June 30, 2004 compared to the same quarter in 2003.  The increase was primarily due to the acquisition of the Branches, see Note 9 to the consolidated financial statements of this Form 10-QSB.  The increase in noninterest expense was due to increases in occupancy expense of $84,994, in other expense of $76,349, and salaries and employee benefits of $56,261.

Income Tax Expense.  The income tax expense for the quarter ended June 30, 2004 increased by $38,584 to $317,066 from $278,482 in the quarter ended June 30, 2003.  The increase is primarily due to a higher income tax rate for the quarter ended June 30, 2004.

Six-Month Comparative Analysis for Periods June 30, 2004 and 2003

Net income for the six-months ended June 30, 2004 was $612,501 or $.49 per basic share compared to $728,161 or $.58 per share for the six-months ended June 30, 2003, a decrease of $115,660 or 15.88%.

Net Interest Income.  Net interest income before provision for loan losses increased by 16.66% to $4,094,199 in the six-month period ended June 30, 2004, compared to $3,509,639 for the same period in 2003.  The increase in total interest income for the six-months ended June 30, 2004 was primarily due to increases in equity securities, loan receivable, and mortgage-backed securities interest income of $212,316, $182,209, $135,110, respectively, as compared to the same six-months in 2003.  These increases were primarily due to increases in the underlying interest earning assets due to the purchase of the Branches, see Note 9 to the consolidated financial statements of this Form 10-QSB.

Provision for Loan Losses.  The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral, and other factors which may affect the collectibility of loans.  During the first six-months of 2004, the provision for loan losses increased to $426,000 from $355,000 in the first six-months of 2003.  The increase was due to management’s analysis of current conditions.  Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations.  See Note 5 to the consolidated financial statements in this Form 10-QSB for additional discussion on the allowance for loan losses.

Noninterest Income.  During the first half of 2004, noninterest income decreased by $452,940 to $1,439,911 compared to $1,892,851 in 2003.  The decrease in noninterest income for the six-months ended June 30, 2004 as compared to the same period in 2003 was primarily due to a decrease in gains on sales of mortgage loans held-for-sale of $514,667.

Noninterest Expense.  Noninterest expense increased to $3,983,609 from $3,836,000 for the six-months ended June 30, 2004 compared to the same period in 2003.  The $147,609 increase in noninterest expense was primarily due to the acquisition of the Branches, see Note 9 to the consolidated financial statements of this Form 10-QSB.  Occupancy expense increased by $83,861 for the six-months ended June 30, 2004 compared to 2003.

Income Tax Expense.  The income tax expense for the six-months ended June 30, 2004 increased by $28,671 to $512,000 from $483,329 in the six-months ended June 30, 2003.  The increase is primarily due to a higher income tax rate during 2004.

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

	Three Months ended June 30,
	2004			2003
	Average outstanding balance	Interest earned/ Paid	Yield/ Rate	Average outstanding balance	Interest earned/ Paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)	$190,409,199	$2,964,497	6.23%	$162,591,918	$2,673,288	6.58%
Mortgage-backed securities	21,515,059	204,587	3.80	5,210,055	63,028	4.84
Investment securities	23,089,244	160,585	2.78	2,840,813	36,757	5.18
Other interest-earning assets	11,268,645	50,636	1.80	21,751,060	83,085	1.53

Total interest-earning assets (1)	$246,282,147	$3,380,305	5.49%	$192,393,846	$2,856,158	5.94%

Interest-bearing liabilities:
Deposits	$216,582,784	$836,650	1.55%	$159,257,644	$840,622	2.11%
Federal Home Loan Bank advances	18,443,486	106,886	2.32	16,129,562	106,500	2.64
Other borrowings	8,000,000	164,135	8.21	8,000,000	165,655	8.28

Total interest-bearing liabilities	$243,026,270	$1,107,671	1.82%	$183,387,206	$1,112,777	2.43%

Net interest income		$2,272,634			$1,743,381
Net interest rate spread			3.67%			3.51%

Net interest-earning assets	$3,255,877			$9,006,640
Net yield on average interest-earning assets			3.69%			3.62%

Average interest-earning assets to average interest-bearing liabilities		101.34%			104.91%

(1) Calculated net of loans in process

	Six Months ended June 30,
	2004			2003
	Average outstanding balance	Interest earned/ paid	Yield/ Rate	Average outstanding balance	Interest earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$176,092,822	$5,557,654	6.31%	$160,982,769	$5,375,445	6.68%
Mortgage-backed securities	14,404,695	274,048	3.80	5,558,581	138,938	5.00
Investment securities	19,543,432	288,350	2.95	2,883,818	76,034	5.27
Other interest-earning assets	10,988,408	95,905	1.75	19,109,252	150,478	1.57

Total interest-earning assets (1)	$221,029,357	$6,215,957	5.62%	$188,534,420	$5,740,895	6.09%

Interest-bearing liabilities:
Deposits	$190,940,042	$1,585,576	1.66%	$158,057,740	$1,706,636	2.16%
Federal Home Loan Bank advances	17,047,713	208,647	2.45	14,721,234	199,236	2.71
Other borrowings	8,000,000	327,535	8.19	8,000,000	325,384	8.13

Total interest-bearing liabilities	$215,987,755	$2,121,758	1.96%	$180,778,974	$2,231,256	2.47%

Net interest income		$4,094,199			$3,509,639
Net interest rate spread			3.66%			3.62%

Net interest-earning assets	$5,041,602			$7,755,446
Net yield on average interest-earning assets			3.70%			3.72%

Average interest-earning assets to average interest-bearing liabilities		102.33%			104.29%

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

Forward-Looking Statements

When used in this Form 10-QSB, certain words or phrases are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including regulatory action with respect to the acquisition of a branch of Matrix Capital Bank in Sun City, Arizona, delays in completing the acquisition, changes in economic conditions, including changes in governmental outlays in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

PART II  - OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Changes in Securities and Small Business Issuer Purchases of Equity Securities

The Company has a deferred compensation plan for key officers known as the Executive Savings Plan.  The participants may defer a portion of their compensation to the Executive Savings Plan, and the Company may make matching contributions to the plan.  All compensation deferrals and contributions are deposited in trust with an independent trustee for the benefit of the plan participants.  The trustee, REDW Trust Co., may invest the trust assets in stocks (including Company stock), bonds, money markets, mutual funds or U.S. Government securities.   The trust is known as a “Rabbi Trust” for income tax purposes.  The assets of a Rabbi Trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company.

REDW Trust Co. has invested trust assets in Company stock by purchasing Company stock on the open market from time to time.  Although the trust assets are held by an independent trustee for the benefit of the plan participants, pursuant to FASB EITF 97-14, shares of Company common stock held in this Rabbi Trust are classified as equity in a manner similar to the manner in which treasury stock is accounted for.

The Company does not currently have any publicly announced plan or program to repurchase its own common stock.  However, because the shares purchased by the Rabbi Trust are treated as treasury stock for certain accounting purposes, the following table summarizes the market purchases of the Company’s common stock for the Rabbi Trust made by the plan trustee, REDW Trust Co., during the quarter ended June 30, 2004:

	(a) Total Number of Shares	(b) Average Price Paid per Share (includes commissions)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (not applicable)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program (not applicable)

April 1 to April 30, 2004	1,071	$14.28
May 1 to May 31, 2004	400	14.74
June 1 to June 30, 2004	360	14.95
Total	1,831

As part of a plan to diversify plan assets, REDW Trust Co. stopped purchasing any additional shares of Company common stock after June 18, 2004 and made the following described sales of Company common stock on the open market.  On June 22, 2004, 100 shares were sold at a price (not including commissions) of $13.95 per share, and 1,900 shares were sold at a price of $13.98 per share.  REDW Trust Co. paid commissions of $8.08 and $27.99 to Charles Schwab International (“Schwab”) for the sale transactions.  As of June 30, 2004, the total number of shares of Company stock held in the Rabbi Trust was 68,625.   In addition, REDW Trust Co. sold 1,000 shares at a price of $14.09 on July 12, 2004; 1,000 shares at a price of $14.11 on July 13, 2004; and 395 shares at a price of $14.02 on July 20, 2004, and paid the following corresponding commissions to Schwab:  $9.95, $9.95 and $9.95.  All proceeds from the sale transactions were deposited into the Rabbi Trust and are being invested by the trustee for the benefit of plan participants in accordance with the trust agreement.

The sales of Company stock held in the Rabbi Trust were made in reliance on Section 4(1) of the Securities Act of 1933 because the sales were made by the trustee, REDW Trust Co., as a separate person from the Company.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on April 30, 2004.  The following table sets forth certain information relating to each of the matters voted upon at the meeting.

	Matters Voted Upon	For	Against or Withheld	Abstentions	Broker Non- Votes

1.	Election of Directors
	Richard H. Harding	1,220,995	14,641	*	*
	Ken Huey, Jr.	1,220,995	14,641	*	*
	Thomas W. Martin, III	1,220,992	14,644	*	*
2.	Selection of KPMG LLP as independent public accountants for the current year	1,218,843	13,734	3,059	*

* Not applicable or not readily available

Item 5 – Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

2.2.1  Addendum dated May 1, 2004 to Branch Purchase and Deposit Assumption Agreement between Matrix Capital Bank and FirstBank (predecessor to AccessBank) (incorporated by reference from Exhibit 2.21 to the Company’s Form 8-K/A filed July 13, 2004.)

2.3 Branch Purchase and Deposit Assumption Agreement dated July 7, 2004 between Matrix Capital Bank, a federal savings bank, and AccessBank, a federal savings bank

10.3.7 Amendment Number Seven to Profit Sharing and Employee Stock Ownership Plan of FirstBank

10.6.4 Extension of Employment Agreement with Kenneth J. Huey, Jr. dated July 30, 2004

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

1. On April 30, 2004 the Company furnished a Form 8-K to announce its unaudited results of operations for the three months ended March 31, 2004.

2. On April 30, 2004 the Company filed a Form 8-K to announce the election of a new director by the board.

3.  On May 14, 2004 the Company filed a Form 8-K to announce the consummation on May 1, 2004 of the acquisition of certain assets by the Bank pursuant to a Branch Purchase and Deposit Assumption Agreement.

4. On July 7, 2004 the Company filed a Form 8-K to announce that the Bank reached an agreement to acquire a Matrix Capital Bank branch in Sun City, Arizona.

5.  On July 13, 2004 the Company filed an amended Form 8-K/A to file financial statements and pro forma financial information related to the consummation on May 1, 2004 of the acquisition of certain assets by the Bank pursuant to a Branch Purchase and Deposit Assumption Agreement.

6. On July 30, 2004, the Company furnished a Form 8-K to announce its unaudited results of operations for the six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS ANYTIME BANCORP, INC.

Date: August 12, 2004	/s/ Norman R. Corzine
Norman R. Corzine, Chairman of the Board,
Chief Executive Officer
(Duly Authorized Representative)

Date: August 12, 2004	/s/ Ken Huey, Jr.
Ken Huey, Jr., Chief Financial Officer
Director
(Principal Financial and Accounting Officer)
(Duly Authorized Representative)

Date: August 12, 2004	/s/ Don K. Padgett
Don K. Padgett, President
Director
(Duly Authorized Representative)