Form 10QSB
period 2004-09-30
ACCESS ANYTIME BANCORP INC
filed 2004-10-29
CIK 1024015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-28894

Access Anytime Bancorp, Inc.

(Exact name of small business issuer as specified in its charter)

DELAWARE	85-0444597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒                    No ☐

1,613,741 Shares of Capital Stock $.01 par value

Outstanding as of October 29, 2004

Transitional Small Business Disclosure Format (check one):   Yes  ☐    No  ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Statements of Financial Condition (Unaudited as of September 30, 2004)

Consolidated Statements of Operations (unaudited)

Consolidated Statement of Stockholders’ Equity (unaudited)

Consolidated Statements of Cash Flows (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2 – Management’s Discussion and Analysis or Plan of Operation

Item 3 – Controls and Procedures

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 – Defaults Upon Senior Securities

Item 4 – Submission of Matters to a Vote of Security Holders

Item 5 – Other Information

Item 6 – Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

The following unaudited consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS

Cash and cash equivalents	$8,725,015	$11,611,364
Certificates of deposit	3,774,000	4,480,000
Securities available-for-sale (amortized cost of $8,869,451 and $5,718,248)	8,917,383	5,814,701
Securities held-to-maturity (aggregate fair value of $46,544,787 and $16,829,145)	46,468,762	16,761,939
Loans held-for-sale (aggregate fair value of $3,777,780 and $1,834,564)	3,704,981	1,797,290
Loans receivable, net	196,010,226	156,237,317
Interest receivable, loans	781,123	732,964
Interest receivable, securities	315,309	125,994
Real estate owned	289,126	565,159
Federal Home Loan Bank stock	1,565,400	1,167,200
Premises and equipment, net	6,316,706	3,556,833
Goodwill	4,855,069	—
Other intangible assets, net of accumulated amortization of $732,348 and $606,104	1,859,739	1,577,984
Deferred tax assets, net	168,018	388,573
Other assets	831,480	609,834

Total assets	$284,582,337	$205,427,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$229,671,423	$162,846,107
Federal Home Loan Bank advances	25,572,116	17,066,654
Accrued interest and other liabilities	1,407,597	1,794,005
Advanced payments by borrowers for taxes and insurance	411,284	354,670
Trust Preferred Securities – Notes Payable	8,000,000	8,000,000

Total liabilities	265,062,420	190,061,436

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 1,752,113 and 1,510,744 shares issued; 1,475,678 and 1,221,070 shares outstanding in 2004 and 2003, respectively	17,521	15,107
Capital in excess of par value	14,938,104	11,643,276
Retained earnings	6,720,392	5,831,295
Accumulated other comprehensive income, net of tax expense of $19,740 and $38,581	28,192	57,872
	21,704,209	17,547,550
Unallocated Employee Stock Ownership Plan shares; 110,205 and 128,000	(596,960)	(690,000)
Treasury stock, at cost; 166,230 and 161,674 shares	(1,587,332)	(1,491,834)
Total stockholders’ equity	19,519,917	15,365,716
Total liabilities and stockholders’ equity	$284,582,337	$205,427,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2004	2003	2004	2003

Interest income:
Loans receivable	$3,140,086	$2,700,382	$8,697,740	$8,075,827
Investment securities	180,461	34,993	468,811	111,027
Mortgage-backed securities	290,310	48,891	564,358	187,829
Other interest income	37,724	78,013	133,629	228,491

Total interest income	3,648,581	2,862,279	9,864,538	8,603,174

Interest expense:
Deposits	883,519	804,415	2,469,095	2,511,051
Federal Home Loan Bank advances	132,810	116,820	341,457	316,056
Other borrowings	168,836	163,783	496,371	489,167

Total interest expense	1,185,165	1,085,018	3,306,923	3,316,274

Net interest income before provision for loan losses	2,463,416	1,777,261	6,557,615	5,286,900
Provision for loan losses	142,000	213,000	568,000	568,000

Net interest income after provision for loan losses	2,321,416	1,564,261	5,989,615	4,718,900

Noninterest income:
Loan servicing and other fees	126,992	248,696	443,151	610,737
Net realized gains on sales of securities available-for-sale	—	—	—	8,995
Gains on sales of loans held-for-sale	277,184	641,192	771,382	1,650,057
Other income	404,620	280,573	1,034,174	793,523

Total noninterest income	808,796	1,170,461	2,248,707	3,063,312

Noninterest expense:
Salaries and employee benefits	1,367,495	1,349,259	3,429,886	3,447,950
Occupancy expense	363,015	217,234	887,973	658,331
Deposit insurance premium	15,873	22,347	56,198	62,008
Advertising	39,034	32,133	117,313	80,543
Professional fees	189,925	319,897	455,850	547,584
Other expense	677,862	485,605	1,689,593	1,466,059

Total noninterest expense	2,653,204	2,426,475	6,636,813	6,262,475

Income before income taxes	477,008	308,247	1,601,509	1,519,737

Income tax expense (benefit)	200,412	(76,702)	712,412	406,627

Net income	$276,596	$384,949	$889,097	$1,113,110

Earnings per common share-basic	$.22	$.31	$.71	$.89

Earnings per common share-assuming dilution	$.19	$.28	$.63	$.82

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Comprehensive Income	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income Net	Unallocated ESOP Shares	Treasury Stock		Total
		Number of shares	Amount					Number Of Shares	Amount

Balance at December 31, 2003		1,510,744	$15,107	$11,643,276	$5,831,295	$57,872	$(690,000)	161,674	$(1,491,834)	$15,365,716

Net income	$889,097	—	—	—	889,097	—	—	—	—	889,097

Net change in unrealized depreciation on available-for-sale securities, net of tax	(29,680)	—	—	—	—	(29,680)	—	—	—	(29,680)

Total comprehensive income	$859,417

Common shares issued		241,369	2,414	3,008,458	—	—	—	—	—	3,010,872

Common stock rights awarded in lieu of directors’ cash compensation		—	—	108,250	—	—	—	—	—	108,250

Purchases of treasury stock		—	—	—	—	—	—	8,951	(125,022)	(125,022)

Sales of treasury stock		—	—	32,181	—	—	—	(4,395)	29,524	61,705

ESOP shares allocated		—	—	145,939	—	—	93,040	—	—	238,979

Balance at September 30, 2004		1,752,113	$17,521	$14,938,104	$6,720,392	$28,192	$(596,960)	166,230	$(1,587,332)	$19,519,917

	Nine Months Ended	Year Ended
	September 30, 2004	December 31, 2003

Disclosure of reclassification amounts:
Unrealized holding losses arising during period	$(29,680)	$(21,578)
Reclassification adjustment for gains included in net income	—	(10,747)
Net unrealized depreciation on available-for-sale securities, net of tax	$(29,680)	$(32,325)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine Month Periods Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$889,097	$1,113,110
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	347,497	313,278
Deferred income taxes	220,555	122,434
Provision for loan losses	568,000	568,000
Amortization of premiums on investment securities	10,951	32,980
Amortization of loan premiums, discounts and deferred fees, net	214,001	406,882
Amortization of other intangible assets	126,244	—
Non-cash ESOP contribution	238,979	265,520
Net realized gains on sales of available-for-sale securities	—	(8,995)
Gains on sales of mortgage loans held-for-sale	(771,382)	(1,650,057)
Proceeds from sales of mortgage loans held-for-sale	41,573,764	90,828,808
Originations of mortgage loans held-for-sale	(42,710,073)	(86,111,929)
Common stock rights awarded in lieu of directors compensation	108,250	44,000
(Gain) loss on sale of foreclosed real estate	(38,811)	28,694
Gain on disposition of assets	(18,000)	(1,877)
Net increase in accrued interest receivable and other assets	(381,920)	(105,222)
(Decrease) increase in accrued interest and other liabilities	(588,189)	160,393
Net cash from operating activities	(211,037)	6,006,019
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,971,360)	—
Purchases of held-to-maturity securities	(33,012,977)	—
Proceeds from maturities and principal repayments of available-for-sale securities	861,761	2,075,288
Proceeds from sales of available-for-sale securities	—	108,995
Proceeds from maturities and principal repayments of held-to-maturity securities	3,302,120	351,442
Purchase of FHLB stock	(907,500)	—
Redemption of FHLB stock	509,300	—
Net increase in loans	(21,075,298)	(4,302,190)
Proceeds from sales of foreclosed real estate	443,702	429,306
Proceeds from maturities of certificates of deposit	904,000	1,904,000
Purchases of certificates of deposit	(198,000)	(795,000)
Purchases of premises and equipment	(317,632)	(248,468)
Net cash received in branch acquisition	51,514,817	—
Net cash from investing activities	(1,947,067)	(476,627)

Cash flows from financing activities:
Net decrease in deposits	(12,237,876)	(172,085)
Net increase in Federal Home Loan Bank advances	8,505,462	9,823,294
Net increase in advance payments by borrowers for taxes and insurance	56,614	81,145
Purchase of treasury stock	(125,022)	(1,074,670)
Sale of treasury stock	61,705	—
Proceeds from issuance of common stock	3,010,872	__14,019
Net cash from financing activities	(728,245)	8,671,703

(Decrease) increase in cash and cash equivalents	(2,886,349)	14,201,095
Cash and cash equivalents at beginning of period	11,611,364	12,342,444

Cash and cash equivalents at end of nine-month period ended September 30	$8,725,015	$26,543,539
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,410,148	$3,422,864
Income taxes	300,150	325,150
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in settlement of loans	108,079	326,590

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

NOTE 2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of Recent Accounting Standards: – In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (“Statement 148”).  This statement amends FASB Statement 123, Accounting for Stock Based Compensation (“Statement 123”), to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, Statement 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Statement 148 allows for the fair value based method under Statement 123, or the intrinsic value based method under APB Opinion No. 25 (“Opinion 25”), Accounting for Stock Issued to Employees.  Under the fair value based method of accounting, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is generally the vesting period.  Under the intrinsic value method of accounting, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.  The Company has elected to continue to use the intrinsic value method of accounting under Opinion 25, and will disclose the pro forma effects of the fair value based method for the periods presented in its consolidated financial statements.

Had compensation cost for all grants of stock options and the director retainer plan shares during 2004 and 2003 been determined based on the fair value at the date of grant, reported net income and earnings per share would have been adjusted to the pro forma amounts shown below:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2004	2003	2004		2003

Net income, as reported	$276,596	$384,949	$889,097		$1,113,110
Add: Stock-based employee compensation expense Included in reported net income, net of related tax effects	—	44,200	(78,777	) (1)	48,017
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,919)	—	(35,676)		(141,852)

Pro forma net income	$267,677	$429,149	$774,644		$1,019,275

Earnings per share-basic
As reported	$.22	$.31	$.71		$.89
Pro forma	$.21	$.35	$.61		$.81

Earnings per share-assuming dilution
As reported	$.19	$.28	$.63		$.82
Pro forma	$.19	$.32	$.55		$.75

(1) Constitutes an adjustment to compensation expense on the Non-Employee Director Retainer Plan, resulting from the change from variable accounting to fixed accounting during the quarter ended March 31, 2004.

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

In May 2003, the FASB issued Statement No. 150 (“Statement 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  Statement 150 establishes standards for how a business enterprise classifies measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity.  Statement 150 requires that a business enterprise classify financial instruments that are within its scope as liabilities (or as assets in some circumstances).  Statement 150 was effective for contracts entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

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

In November 2003, the FASB issued FSP FAS 150-4, Issuer’s Accounting for Employee Stock Ownership Plans under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Company and the Bank have a profit sharing/employee stock ownership plan (“ESOP”) for which substantially all employees are eligible.  Contributions, when made, may be made in the form of cash or in common stock of the Company.  Since the Company accounts for its ESOP plan under AICPA Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans, the ESOP shares of the plan are not within the scope of Statement 150.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  The intent of EITF No. 03-1 is to determine the meaning of other-than temporary impairment and its application to debt and equity securities within the scope of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“Statement 115”), certain debt and equity securities within the scope of FASB Statement No. 124), Accounting for Certain Investments Held by Not-for-Profit Organizations (“Statement 124”), and equity securities that are not subject to the scope of Statement 115 and not accounted for under the equity method of accounting.  According to EITF No. 03-1, a security is impaired when its fair value is less than its carrying value, and an impairment is other-than-temporary if the investor does not have the “ability and intent” to hold the investment until a forecasted recovery of its carrying amount.  In addition, EITF No. 03-1 holds that the impairment of each security must be assessed using the ability-and-intent-to-hold criterion regardless of the severity or amount of the impairment.

On September 15, 2004, the FASB issued two proposed FASB Staff Positions related to EITF No. 03-1;  FSP EITF No. 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF No. 03-1, and FSP EITF No. 03-1-b, Effective Date of Paragraph 16 of EITF Issue No. 03-1.  FSP EITF No. 03-1-a is expected to be issued in final form by December 31, 2004.  Its guidance will be effective for other-than-temporary-impairment evaluations of interest-rate or sector-spread-impaired debt securities.  FSP EITF No. 03-1-b would delay the effective date of the relevant paragraph 16 requirement until new guidance is effective.

On September 30, 2004, the FASB issued FSP EITF No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1.  FSP EITF No. 03-1-1 delays the effective date for guidance contained in paragraphs 10-20 of EITF No. 03-1.  Paragraphs 10-20 pertain to equity securities, including cost method investments, and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, as well as interest rate or sector-spread-impaired debt securities covered under paragraph 16.  The delay of the effective date for paragraphs 10-20 will be superseded with the final issuance of FSP EITF No. 03-1-a.  This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.

Other investments within the scope of EITF No. 03-1 remain subject to its recognition and measurement guidance provisions for interim and annual periods beginning after June 15, 2004.  Disclosure requirements for investments accounted for under Statement 115 and Statement 124 were effective in annual financial statements for fiscal years ending after December 15, 2003.  The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004.  The adoption of EITF No. 03-1 did not have a material impact on the Company’s consolidated financial statements.

As of the date of this report, public companies with investments covered by the proposed deferral will have to continue to comply with Staff Accounting Bulletin No. 59 (“SAB 59”), in assessing whether impairment is other-than-temporary even if the FASB issues the proposal described above.

NOTE 3         SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management’s intent.  The carrying amount of securities and their approximate fair value follow:

	Amortized Cost	Gross unrealized		Fair Value
		Gains	Losses
Securities available-for-sale:
September 30, 2004:
Mortgage-backed securities:
GNMA adjustable rate	$1,922,441	$1,316	$11,892	$1,911,865
GNMA fixed rate	395,134	24,579	—	419,713
Equity securities:
FNMA common stock	6,858	—	233	6,625
FNMA bonds	1,000,000	—	4,370	995,630
FFCB bonds	1,000,000	1,250	—	1,001,250
US Treasury bonds	3,990,018	—	3,138	3,986,880
Trust preferred securities	555,000	40,420	—	595,420
	$8,869,451	$67,565	$19,633	$8,917,383
December 31, 2003:
Mortgage-backed securities:
GNMA adjustable rate	$2,476,208	$9,837	$11,704	$2,474,342
GNMA fixed rate	680,182	42,420	—	722,602
Equity securities:
FNMA common stock	6,858	410	—	7,268
FNMA bonds	1,000,000	—	—	1,000,000
FFCB bonds	1,000,000	5,630	—	1,005,630
Trust preferred securities	555,000	49,860	—	604,860
	$5,718,248	$108,157	$11,704	$5,814,701

	Amortized Cost	Gross unrealized		Fair Value
		Gains	Losses

Securities held-to-maturity:
September 30, 2004:
Mortgage-backed securities:
GNMA adjustable rate	$20,876,143	$48,381	$42,764	$20,881,760
FHLMC adjustable rate	179,757	155	769	179,143
GNMA fixed rate	6,391,562	88,341	—	6,479,903
FHLB bonds	3,259,438	36,341	—	3,295,779
FHLMC bonds	1,000,303	—	613	999,690
US Treasury bonds	13,964,714	10,600	41,004	13,934,310
Corporate bonds	489,749	—	1,974	487,775
Municipal bonds	207,096	—	24,369	182,727
Trust preferred securities	100,000	3,700	—	103,700

	$46,468,762	$187,518	$111,493	$46,544,787
December 31, 2003:
Mortgage-backed securities:
GNMA adjustable rate	$4,027,531	$—	$8,473	$4,019,059
FHLMC adjustable rate	287,414	2,227	—	289,641
FHLB bonds	4,256,383	35,488	—	4,291,872
FHLMC bonds	1,002,199	4,361	—	1,006,560
US Treasury bonds	6,017,687	16,073	—	6,033,760
Corporate bonds	870,725	3,871	1,941	872,655
Trust preferred securities	300,000	15,600	—	315,600

	$16,761,939	$77,620	$10,414	$16,829,145

The Company’s unrealized losses on securities available-for-sale at September 30, 2004 increased to $19,633 from $11,704 at December 31, 2003.  Unrealized losses on securities held-to-maturity increased to $111,493 from $10,414 at December 31, 2003.  The unrealized losses are temporary because of the annual adjustments on the GNMA adjustable rate mortgage-backed securities, and the short duration and a high probability of repayment on US treasury and agency bonds.

NOTE 4         LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follow:

		Gross unrealized
	Amortized cost	Gains	Losses	Fair value

September 30, 2004	$3,704,981	$72,799	$—	$3,777,780
December 31, 2003	1,797,290	37,274	—	1,834,564

NOTE 5         LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

	September 30, 2004	December 31, 2003

First mortgage loans:
Conventional	$81,009,754	$75,526,322
FHA insured and VA guaranteed	9,214,784	8,741,925
Commercial real estate loans	52,440,626	36,527,727
Commercial loans, other than mortgage	18,666,374	8,087,247
Consumer and installment loans	22,978,803	21,723,933
Construction loans	6,663,469	2,231,421
Other	7,913,835	6,524,285

	198,887,645	159,362,860

Less:
Loans in process	1,074,655	1,381,678
Unearned discounts, deferred loan fees, and other	388,296	794,349
Allowance for loan losses	1,414,468	949,516

	$196,010,226	$156,237,317

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

• Consideration of external factors such as local, regional, and national economic factors

• An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

Specific reserves are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable.  The following table is an analysis of changes in allowance for loan losses:

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Balance at beginning of period	$949,516	$824,985

Loans charged-off	(287,284)	(424,560)
Recoveries	14,236	89,567

Net loans charged-off	(273,048)	(334,993)
Provision for loan losses charged to operations	568,000	568,000
Allowance related to acquired loans	170,000	—

Balance at end of period	$1,414,468	$1,057,992

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003

Balance at beginning of period	$1,449,117	$1,523,636
Loans originated	259,079	873,700
Loan principal payments and other reductions	(101,863)	(948,219)

Balance at end of period	$1,606,333	$1,449,117

NOTE 6         NON-PERFORMING ASSETS

The composition of the Bank’s portfolio of non-performing assets is shown in the following table:

	September 30, 2004	December 31, 2003

Non-accruing loans*	$754,268	$1,054,289
Past due 90 days or more and still accruing	—	—
Troubled debt restructured	—	—
Other real estate	289,126	565,159

	$1,043,394	$1,619,448

Ratio of non-performing assets to total assets	0.37%	0.79%

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

A reconciliation between basic and diluted weighted average common shares outstanding follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Weighted average common shares – basic	1,279,483	1,239,169	1,259,644	1,254,570

Plus effect of dilutive securities:
Stock options	79,799	67,662	79,244	47,188
Shares held by rabbi trust	66,587	55,347	67,697	52,379

Weighted average common shares – assuming dilution	1,425,869	1,362,178	1,406,585	1,354,137

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

The following table details the amounts and expected maturities of significant commitments as of September 30, 2004.

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Commitments to extend credit:
Residential real estate loans	$5,619	$—	$—	$—	$5,619
Construction loans	1,075	—	—	—	1,075
Lines of credit	20,943	—	—	—	20,943
Credit cards	2,553	—	—	—	2,553
Letters of credit	80	—	—	—	80
Commitments to sell mortgage loans	9,324	—	—	—	9,324

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

At September 30, 2004, the Bank had no open interest rate swaps, futures, or options.

NOTE 9         MATERIAL BUSINESS COMBINATIONS

Matrix Capital Bank branch facilities (the “Branches”) located at 277 E. Amador and 3090 Roadrunner Parkway in Las Cruces, New Mexico were purchased by the Bank on May 1, 2004.  The Branches are engaged in the business of attracting deposits and loans from the general public and businesses in the Las Cruces area.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.  The purchase price allocation has not been finalized pending valuation of certain assets.  During the quarter ended September 30, 2004, the Company incurred additional acquisition costs, resulting in an increase to goodwill of $43,624.

ASSETS

Cash and cash equivalents	$51,514,817
Loans receivable	19,587,691
Interest receivable, loans	95,691
Premises and equipment	2,771,738
Goodwill	4,855,069
Core deposit intangible	408,000
Other assets	2,288

Total assets acquired	$79,235,294

LIABILITIES

Deposits	$79,063,192
Accrued interest and other liabilities	172,102
Total liabilities assumed	$79,235,294

All the acquired other intangible assets were assigned to core deposit premium intangible subject to amortization.  The core deposit premium is being amortized over its estimated useful life of 10 years.

The following table reflects the pro forma results of operations for September 30, 2004 and 2003 as though the business combination had been completed as of January 1, 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)
Net interest income before provision for loan losses	$2,463,416	$1,956,563	$6,578,978	$5,930,794
Net income	276,596	278,002	689,466	943,138
Earnings per share
Basic	.22	.22	.55	.75
Assuming dilution	.19	.20	.49	.70

On July 7, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission (“SEC”) announcing an Agreement to acquire the Sun City branch from Matrix Capital Bank in Sun City, Arizona.  As reported in the Company’s 8-K filed on September 29, 2004, regulatory approval for the transaction was obtained from the Office of Thrift Supervision by letter dated September 27, 2004.  The transaction is expected to be completed on November 1, 2004.  Deposits to be assumed total approximately $105 million.  The real estate and fixed assets associated with the branch and nominal loan balances will be transferred.  The new branch will operate under the name AccessBank.

NOTE 10       STOCKHOLDERS’ EQUITY

On September 24, 2004, the Company completed the private placement of 240,000 shares of newly issued Company common stock, $.01 par value (“Shares”), at a price of $13 per Share.  The Shares were sold to certain institutional investors and other “accredited investors”, including directors, for a total sales price of $3,120,000, in exempt private placement transactions under the Securities Act of 1933, as amended, pursuant to Regulation D of the SEC.  Howe Barnes Investments, Inc. acted as placement agent and received $116,829 for its services as placement agent.

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

On July 7, 2004 the Company filed a Form 8-K with the SEC announcing an Agreement to acquire the Sun City branch from Matrix Capital Bank in Sun City, Arizona.  As reported in the Company’s 8-K filed on September 29, 2004, regulatory approval for the transaction was obtained from the Office of Thrift Supervision by letter dated September 27, 2004.  The transaction is expected to be completed on November 1, 2004.  Deposits to be assumed total approximately $105 million.  The real estate and fixed assets associated with the branch and nominal loan balances will be transferred.  The new branch will operate under the name AccessBank.

As previously disclosed in Current Reports on Form 8-K filed on September 24 and 29, 2004, on September 24, 2004, the Company completed the private placement of 240,000 shares of newly issued Company common stock, $.01 par value (“Shares”), at a price of $13 per Share.  The Shares were sold to certain institutional investors and other “accredited investors”, including directors, for a total sales price of $3,120,000, in exempt private placement transactions under the Securities Act of 1933, as amended, pursuant to Regulation D of the SEC.  Howe Barnes Investments, Inc. acted as placement agent and received $116,829 for its services as placement agent.  Subscription Agreements for the sale of the Shares were accepted by the Company on September 24, 2004 and from the following director purchasers:  Carruthers Family Revocable Trust for 5,000 shares; Cornelius J. Higgins and Patricia G. Higgins Revocable Trust for 10,000 shares; Robert Chad Lydick for 5,000 shares; Allan Moorhead for 5,000 shares; and David Ottensmeyer for 5,000 shares.  The net proceeds from the sale of the Shares were contributed to the Bank, to support the Bank’s anticipated growth and to maintain capital levels at the Bank that meet regulatory requirements.

Financial Condition

The Bank purchased two Matrix Capital Bank branch facilities (the “Branches”) located in Las Cruces, New Mexico on May 1, 2004.  See Note 9 to the consolidated financial statements in this Form 10-QSB.

Total assets for the Company increased by $79.2 million or 38.5%, from December 31, 2003 to September 30, 2004.  The increase in assets was primarily due to the purchase of the Branches which increased assets by approximately $79.2 million.  The net increase in cash and cash equivalents of $51.5 million resulting from the purchase of the Branches during the nine month period ended September 30, 2004 allowed the Bank to increase securities available-for-sale by $3.1 million and securities held-to-maturity by $29.7 million.  Loans receivable also increased by $39.8 million or 25.5%, primarily due to the purchase of the Branches and a net increase in loans of the Bank.  Goodwill also increased by $4.9 million which represents the net purchase premium paid in the purchase of the Branches.

Total liabilities increased by $75.0 million or 39.5% for the nine month period ended September 30, 2004.  The increase in liabilities was primarily due to the purchase of the Branches which increased the liabilities by $79.2 million.  Deposits increased by $66.8 million or 41.0% from December 31, 2003 to September 30, 2004, primarily due to the $79.1 million of deposits assumed in the purchase of the Branches, partially offset by a net decrease in customer deposits.  This net decrease in customer deposits and the increase in loans noted above resulted in an increase in Federal Home Loan Bank (“FHLB”) advances of $8.5 million for the nine-month period ended September 30, 2004.

Capital in excess of par value increased by $3.3 million for the nine month period ended September 30, 2004.  This increase was primarily due to the completion of the private placement of 240,000 shares of newly issued Company common stock, for $3,120,000.  The gross proceeds from the private placement were reduced by investment banking fees of $116,829.  The $3,003,171 in net proceeds was contributed to the Bank, to support the Bank’s anticipated growth and to maintain capital levels at the Bank that meet regulatory requirements.

Capital Adequacy and Liquidity

Capital Adequacy - Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and the implementation of Office of Thrift Supervision (“OTS”) regulations on December 7, 1989 the Bank must have:  (1) Tier 1 or core capital equal to 3% of adjusted total assets and (2) total capital equal to 8% of risk-weighted assets, which includes off-balance sheet items.

Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), to be deemed “well capitalized” the minimum ratios the Bank must have are: (1) Tier 1 or core capital of 5% of adjusted total assets, (2) Tier 1 risk-based capital of 6% of risk-weighted assets, and (3) total risk-based capital of 10% of risk weighted assets.

The following table is a reconciliation of the Bank’s capital for regulatory purposes at September 30, 2004 as reported to the OTS.

	Tier 1- Core Capital	Tier 1- Risk-based Capital	Total Risk-based Capital

Total regulatory assets	$283,013,327
Net unrealized appreciation on available-for-sale securities, net	(19,553)
Less intangible assets disallowed for regulatory purposes	(6,714,808)

Adjusted regulatory total assets	$276,278,966

Risk-based assets		$185,635,000	$185,635,000

Stockholder’s equity – Access Bank	$27,051,801	$27,051,801	$27,051,801
Net unrealized appreciation on available-for-sale securities, net	(11,732)	(11,732)	(11,732)
General valuation allowance	—	—	1,324,205
Less intangible assets disallowed for regulatory purposes	(6,714,808)	(6,714,808)	(6,714,808)

Regulatory capital	20,325,261	20,325,261	21,649,466
Regulatory capital required to be “well capitalized”	13,813,948	11,138,100	18,563,500

Excess regulatory capital	$6,511,313	$9,187,161	$3,085,966

Bank’s capital to adjusted regulatory assets	7.36%

Bank’s capital to risk-based assets		10.95%	11.66%

The Bank’s Tier 1 or core capital, Tier 1 risk-based capital, and total risk-based capital ratios at September 30, 2004 exceeded the OTS “well capitalized” minimum ratios.  The ratios were higher than the ratios at June 30, 2004 but were lower than the ratios at March 31, 2004.  The ratios were 7.36%, 10.95% and 11.66% at September 30, 2004, 6.03%, 9.37%, and 10.05% at June 30, 2004, and 10.17%, 14.46% and 15.09% at March 31, 2004.  The decreases from March were primarily due to the Bank’s recording for accounting purposes $4,855,069 of goodwill and $408,000 of core deposit intangibles in connection with the purchase of the Branches described in Note 9 to the consolidated financial statements in this Form 10-QSB.  The additional goodwill and core deposit intangibles reduced regulatory capital and thereby lowered regulatory ratios.  Although the consequences of falling below the OTS minimum ratios are not material, the Bank is committed to maintaining regulatory ratios that meet or exceed the OTS “well capitalized” minimum ratios.  As such, during the quarter ended September 30, 2004, the Company contributed additional capital of $3,003,171 to the Bank, resulting in the increase in ratios as compared to June 30, 2004.

Liquidity

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers.  The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base.  A further source is the Bank’s ability to borrow funds.  The Bank is a member of the FHLB which provides a source of borrowings to the Bank for asset and asset/liability matching.  FHLB borrowings were $25.6 and $17.1 million at September 30, 2004 and December 31, 2003, respectively.

Liquidity risk results from the mismatching of assets and liability cash flows.  Management chooses asset/liability strategies that promote stable earnings and reliable funding.  Interest rate risk and funding positions are kept within limits established by the Board of Directors of the Bank to ensure that risk taking is not excessive and that liquidity is properly managed.  The Bank keeps a portion of its interest-bearing assets in adjustable-rate products to reduce interest rate sensitivity.  Therefore, if rates increase the Bank can retain its deposits by increasing rates paid on deposits, while limiting the impact on the Bank’s net interest margin.  A concentrated effort is made to retain deposits associated with other intangible assets.  The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $109.4 and $52.0 million at September 30, 2004 and December 31, 2003, respectively.

At September 30, 2004 and 2003, the Company had lines of credit totaling $400,000 and $200,000, respectively, from other banks. The Company had no borrowings outstanding under these arrangements at September 30, 2004 and September 30, 2003.  The lines of credit bear market rates of interest and borrowings thereunder are to be used for general purposes.

Results of Operations

Three Month Comparative Analysis for Periods September 30, 2004 and 2003

Net income for the three months ended September 30, 2004 was $276,596 or $.22 per basic share and $.19 per diluted share, compared to $384,949 or $.31 per basic share and $.28 per diluted share for the three months ended September 30, 2003, a decrease of $108,353 or 28.1%.

Net Interest Income.  Net interest income before provision for loan losses increased by 38.6% to $2,463,416 in the three month period ended September 30, 2004, compared to $1,777,261 for the same period in 2003.  The increase in net interest income before provision for loan losses was primarily due to an increase in interest income of $786,302.  This increase was primarily due to increases in interest income from loans of $439,704, an increase in interest income from investment securities of $145,468, and an increase in interest income from mortgage-backed securities of $241,419.  These increases were primarily due to increases in the underlying interest earning assets resulting from the purchase of the Branches.  See Note 9 to the consolidated financial statements in this Form 10-QSB.

Provision for Loan Losses.  The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral, and other factors which may affect the collectibility of loans.  Management’s analysis of current conditions resulted in a provision for loan losses of $142,000 and $213,000 for the quarters ended September 30, 2004 and 2003, respectively.  Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations.  See Note 5 to the consolidated financial statements in this Form 10-QSB for additional discussion on the allowance for loan losses.

Noninterest Income.  During the three months ended September 30, 2004, noninterest income decreased by $361,665 to $808,796 compared to $1,170,461 in 2003.  The decrease in noninterest income for the quarter ended September 30, 2004 as compared to the same quarter in 2003 was primarily due to a decrease in gains on sales of mortgage loans held-for-sale of $364,008.

Noninterest Expense.  Noninterest expense increased to $2,653,204 from $2,426,475 for the quarter ended September 30, 2004 compared to the same quarter in 2003.  The increase was primarily due to the acquisition of the Branches (see Note 9 to the consolidated financial statements of this Form 10-QSB).  The increase consisted primarily of increases in occupancy expense and other expense of $145,781 and  $192,257, respectively, and was partially offset by a decrease in professional fees of $129,972.

Income Tax Expense.  The income tax expense of $200,412 for the quarter ended September 30, 2004 as compared to an income tax benefit of $76,702 in the quarter ended September 30, 2003 results primarily from the deferred tax asset valuation adjustment of $200,000 in the quarter ended September 30, 2003.  Based on 2003 third quarter operating results, the Company changed its estimate with respect to future benefits of the state of New Mexico net operating loss (“State NOL”) carryforwards and, accordingly, reduced the valuation allowance.  The State NOL carryforwards expire through 2005 (See additional discussion in Note 11 of the audited consolidated financial statements of the Company for the year ended December 31, 2003 in the Company’s 2003 Form 10-KSB).

Nine Month Comparative Analysis for Periods September 30, 2004 and 2003

Net income for the nine months ended September 30, 2004 was $889,097 or $.71 per basic share and $.63 per diluted share, compared to $1,113,110 or $.89 per basic share and $.82 per diluted share for the nine months ended September 30, 2003, a decrease of $224,013 or 20.12%.

Net Interest Income.  Net interest income before provision for loan losses increased by 24.0% to $6,557,615 in the nine-month period ended September 30, 2004, compared to $5,286,900 for the same period in 2003.  This $1,270,715 increase was primarily due to an increase in interest income from loans of $621,913, an increase in interest income from investment securities of $357,784, and an increase in interest income from mortgage-backed securities of $376,529.  These increases were primarily due to increases in the underlying interest earning assets due to the purchase of the Branches.  See Note 9 to the consolidated financial statements of this Form 10-QSB.

Provision for Loan Losses.  The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral, and other factors which may affect the collectibility of loans.    Management’s analysis of current conditions resulted in a provision for loan losses of $568,000 for the nine months ended September 30, 2004 and 2003.  Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations.  See Note 5 to the consolidated financial statements in this Form 10-QSB for additional discussion on the allowance for loan losses.

Noninterest Income.  During the first nine months of 2004, noninterest income decreased by $814,605 or 26.6%, to $2,248,707, compared to $3,063,312 in 2003.  The decrease in noninterest income for the nine months ended September 30, 2004 as compared to the same period in 2003 was primarily due to a decrease in gains on sales of mortgage loans held-for-sale of $878,675.

Noninterest Expense.  Noninterest expense increased to $6,636,813 from $6,262,475 for the nine-months ended September 30, 2004 compared to the same period in 2003.  The $374,338 increase was primarily due to the acquisition of the Branches (see Note 9 to the consolidated financial statements of this Form 10-QSB).  The increase consisted primarily of increases in occupancy expense and other expense of $229,642 and $223,534, respectively, and was partially offset by a decrease in professional fees of $91,734.

Income Tax Expense.  The income tax expense for the nine months ended September 30, 2004 increased by $305,785 or 75.2%, to $712,412, from $406,627 for the nine months ended September 30, 2003.  The increase is primarily due to the deferred tax asset valuation adjustment of $200,000 in the quarter ended September 30, 2003.  Based on 2003 third quarter operating results, the Company changed its estimate with respect to future benefits of the state of New Mexico net operating loss carryforwards (“State NOL”) and, accordingly, reduced the valuation allowance.  The State NOL carryforwards expire through 2005 (See additional discussion in Note 11 of the audited consolidated financial statements of the Company for the year ended December 31, 2003 in the Company’s 2003 Form 10-KSB).

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

	Three Months ended September 30 ,
	2004			2003
	Average outstanding balance	Interest earned Paid	Yield/ Rate	Average outstanding balance	Interest earned/ Paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)	$200,822,461	$3,140,086	6.25%	$166,481,099	$2,700,382	6.49%
Mortgage-backed securities	30,568,413	290,310	3.80	4,452,780	48,891	4.39
Investment securities	27,479,149	180,461	2.63	2,916,668	34,993	4.80
Other interest-earning assets	6,975,301	37,724	2.16	23,599,077	78,013	1.32

Total interest-earning assets (1)	$265,845,324	$3,648,581	5.49%	$197,449,624	$2,862,279	5.80%

Interest-bearing liabilities:
Deposits	$234,031,679	$883,519	1.51%	$161,006,811	$804,415	2.00%
Federal Home Loan Bank advances	25,145,781	132,810	2.11	18,222,078	116,820	2.56
Other borrowings	8,000,000	168,836	8.44	8,000,000	163,783	8.19

Total interest-bearing liabilities	$267,177,460	$1,185,165	1.77%	$187,228,889	$1,085,018	2.32%

Net interest income		$2,463,416			$1,777,261
Net interest rate spread			3.72%			3.48%

Net interest-earning assets (interest-bearing liabilities)	$(1,332,136)			$10,220,735

Net yield on average interest-earning assets			3.71%			3.60%

Average interest-earning assets to average interest-bearing liabilities		99.50%			105.46%

(1) Calculated net of loans in process

	Nine Months ended September 30,
	2004			2003
	Average outstanding balance	Interest earned/ paid	Yield/ Rate	Average outstanding balance	Interest earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$184,336,035	$8,697,740	6.29%	$162,799,648	$8,075,827	6.61%
Mortgage-backed securities	19,792,601	564,358	3.80	5,189,027	187,829	4.83
Investment securities	22,188,671	468,811	2.82	2,961,054	111,027	5.00
Other interest-earning assets	9,650,705	133,629	1.85	20,615,079	228,491	1.48

Total interest-earning assets (1)	$235,968,012	$9,864,538	5.57%	$191,564,808	$8,603,174	5.99%

Interest-bearing liabilities:
Deposits	$205,303,921	$2,469,095	1.60%	$159,037,144	$2,511,051	2.11%
Federal Home Loan Bank advances	19,747,069	341,457	2.31	15,887,753	316,056	2.65
Other borrowings	8,000,000	496,371	8.27	8,000,000	489,167	8.15

Total interest-bearing liabilities	$233,050,990	$3,306,923	1.89%	$182,924,897	$3,316,274	2.42%

Net interest income		$6,557,615			$5,286,900
Net interest rate spread			3.68%			3.57%

Net interest-earning assets	$2,917,022			$8,639,911
Net yield on average interest-earning assets			3.71%			3.68%

Average interest-earning assets to average interest-bearing liabilities		101.25%			104.72%

(1) Calculated net of loans in process

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There was no change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

Statements made in this Form 10-QSB and other documents the Company files with the SEC that relate to future events or the Company’s expectations, projections, estimates, intentions, goals, targets and strategies are made pursuant to the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based upon current expectations and estimates and the Company assumes no obligation to update this information.  Because actual results may differ materially from those expressed or implied by forward-looking statements, the Company cautions readers not to place undue reliance on these statements.  Factors that could cause actual results to differ, and that could affect the Company’s future financial condition, cash flow and operating results include changes in economic conditions in the Company’s market area, changes in policies or adverse decisions by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition, delays in completing the acquisition of a branch of Matrix Capital Bank in Sun City, Arizona, and difficulty in integration of the Sun City branch.  Further discussion regarding the factors affecting the Company that could cause actual results to differ from those expressed or implied by the Company’s forward-looking statements is contained in the Company’s current and future Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K filed with the SEC.

PART II  - OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in Current Reports on Form 8-K filed on September 24 and 29, 2004, on September 24, 2004 the Company completed the private placement of 240,000 shares of newly issued Company common stock, $.01 par value (“Shares”), at a price of $13 per Share.  The Shares were sold to certain institutional investors and other “accredited investors”, including directors, for a total sales price of $3,120,000, in exempt private placement transactions under the Securities Act of 1933, as amended, pursuant to Regulation D of the SEC.  Howe Barnes Investments, Inc. acted as placement agent and received $116,829 for its services as placement agent.  Subscription Agreements for the sale of the Shares were accepted by the Company on September 24, 2004 and from the following director purchasers:  Carruthers Family Revocable Trust for 5,000 shares; Cornelius J. Higgins and Patricia G. Higgins Revocable Trust for 10,000 shares; Robert Chad Lydick for 5,000 shares; Allan Moorhead for 5,000 shares; and David Ottensmeyer for 5,000 shares.  The net proceeds from the sale of the Shares were contributed to the Company’s bank subsidiary, AccessBank, to support AccessBank’s anticipated growth and to maintain capital levels at the Bank that meet regulatory requirements.

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

The Company does not currently have any publicly announced plan or program to repurchase its own common stock.  However, market purchases of the Company’s common stock for the Rabbi Trust made by the plan trustee, REDW Trust Co., are treated as treasury stock for certain accounting purposes.  As part of a plan to diversify plan assets, REDW Trust Co. stopped purchasing any additional shares of Company common stock after June 18, 2004.

As part of the plan to diversify plan assets, REDW Trust Co. made the following described sales of Company common stock on the open market: 1,000 shares at a price of $14.09 on July 12, 2004;  1,000 shares at a price of $14.11 on July 13, 2004; and 395 shares at a price of $14.02 on July 20, 2004. REDW Trust Co. paid total commissions of $29.85 to Charles Schwab International (“Schwab”) for the sale transactions.  As of September 30, 2004, the total number of shares of Company stock held in the Rabbi Trust was 66,230.  All proceeds from the sale transactions were deposited into the Rabbi Trust and are being invested by the trustee for the benefit of plan participants in accordance with the trust agreement.

The sales of Company stock held in the Rabbi Trust were made in reliance on Section 4(1) of the Securities Act of 1933 because the sales were made by the trustee, REDW Trust Co., as a separate person from the Company.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

2.3.1

Amendment, dated September 30, 2004, to the Branch Purchase and Deposit Assumption Agreement dated July 7, 2004, between Matrix Capital Bank, a federal savings bank, and AccessBank, a federal savings bank.

3.2	Bylaws of the Company, as amended through March 30, 2000 (incorporated by reference from the Company’s quarterly report on Form 10-QSB for the quarter ended March 30, 2000).

10.5	Placement Agent Agreement, dated September 7, 2004, between Access Anytime Bancorp, Inc. and Howe Barnes Investments, Inc.

10.5.1

Form of Subscription Agreement for the private placement of 240,000 shares. Subscription Agreements were accepted by Access Anytime Bancorp, Inc. on September 24, 2004 from the following director purchasers: Carruthers Family RevocableTrust for 5,000 shares; Cornelius J. Higgins and Patricia G. Higgins Revocable Trust for 10,000 shares; Robert Chad Lydick for 5,000 shares; Allan Moorhead for 5,000 shares; and David Ottensmeyer for 5,000 shares.

10.12.4	Amendment Number Four to the Executive Savings Plan dated September 23, 2004 ***

31.1	Certification of Chief Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

***	designated compensatory plan required to be identified

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS ANYTIME BANCORP, INC.

Date: October 29, 2004	/s/ Norman R. Corzine
Norman R. Corzine, Chairman of the Board,
Chief Executive Officer
(Duly Authorized Representative)

Date: October 29, 2004	/s/ Ken Huey, Jr.
Ken Huey, Jr., Chief Financial Officer
Director
(Principal Financial and Accounting Officer)
(Duly Authorized Representative)

Date: October 29, 2004	/s/ Don K. Padgett
Don K. Padgett, President
Director
(Duly Authorized Representative)