Form 10KSB
period 2004-12-31
ACCESS ANYTIME BANCORP INC
filed 2005-03-02
CIK 1024015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1945 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-28894

Access Anytime Bancorp, Inc.

(Name of small business issuer in its charter)

DELAWARE	85-0444597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒                    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer’s revenues for the year ended December 31, 2004, were $17,148,055.

The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq Small-Cap Market as of February 23, 2005 was approximately $17,270,969.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

As of February 23, 2005, the Issuer had outstanding 1,698,469 shares of Common Stock, par value $0.01 per share, its only class of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of this Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer’s 2005 Annual Meeting of Stockholders.

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
Prompt Corrective Action
Limitations on Dividends and Other Capital Distributions
Qualified Thrift Lender Test
Community Reinvestment Act
Transactions with Affiliates
Federal Home Loan Bank System
Customer Privacy
The USA PATRIOT Act
Federal and State Taxation
Federal Taxation
State Taxation
Competition
Employees

Item 2.	Description of Property

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

Item 6.	Management’s Discussion and Analysis or Plan of Operation
Selected Consolidated Financial Highlights
General
Regulatory Matters
Results of Operations
Comparison of Years Ended December 31, 2004 and 2003
Comparison of Years Ended December 31, 2003 and 2002
Asset/Liability Management and Interest Rate Sensitivity
Liquidity and Capital Resources
Trust Preferred Securities
Asset Quality
Allowance for Loan Losses
Non-Performing Assets
Investment Securities
Off-Statement of Financial Condition Arrangements
Impact of Inflation and Changing Prices
Critical Accounting Policies
Allowance for Loan Losses
Income Taxes
Other Intangible Assets
Goodwill
Contractual Cash Obligations
Impact of New Accounting Standards
Forward-Looking Statements

Item 7.	Financial Statements

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.	Controls and Procedures

Item 8B.	Other Information

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.	Certain Relationships and Related Transactions

Item 13.	Exhibits

Item 14.	Principal Accountant Fees and Services

Signatures

Index to Consolidated Financial Statements

Glossary of Certain Terms

PART I

ITEM 1.  Description of Business.

Please refer to the Glossary of Certain Terms (page G-1) for definitions of various terms.

Overview

Access Anytime Bancorp, Inc. (the “Company”), a Delaware corporation, is the thrift holding company of AccessBank (formerly FirstBank) (the “Bank”).  The Company owns all of the outstanding stock of the Bank, which is the Company’s principal asset. The Bank was originally chartered by the FHLBB in 1934.  Currently, deposits with the Bank are insured to the maximum extent permitted by the SAIF, which is under the supervision of the FDIC.  The Bank is a member of the FHLB system and the Company and the Bank are subject to comprehensive regulation, examination, and supervision of the OTS and the FDIC.

The Bank conducts full service banking operations through nine locations in Albuquerque, Clovis, Gallup, Las Cruces and Portales, New Mexico, and one location in Sun City, Arizona.  The Company also has one loan production office in Albuquerque, New Mexico.  The Company’s executive offices are located at 5210 Eubank, NE, Albuquerque, New Mexico.  The telephone number at that address is (505) 299-0900.  In general, the Bank has a normal lending territory, as defined by federal regulations that includes all areas within the States of New Mexico, Maricopa County in the State of Arizona, and a 100 mile radius from the Bank’s offices in Clovis and Las Cruces, New Mexico, which extends into the State of Texas.

On May 1, 2004, the Company acquired two branches in Las Cruces, New Mexico, from Matrix Capital Bank.  The fair values of acquired loans and deposits at the branches were approximately $19.6 million and $79.1 million, respectively, The Company also received approximately $51.5 million in cash (net of acquisition costs) at the close of the transaction.

On September 24, 2004, the Company completed the private placement of 240,000 shares of newly issued Company stock, $.01 par value, at a price of $13 per share.  The shares were sold to certain institutional investors and other “accredited investors”, including directors, for a total sales price of $3,120,000, in exempt private placement transactions under the Securities Act of 1933, as amended, pursuant to Regulation D of the SEC.  Howe Barnes Investments, Inc. acted as placement agent and received $116,829 for its services as placement agent.

On November 1, 2004, the Company acquired a branch in Sun City, Arizona, from Matrix Capital Bank.  The fair values of acquired loans and deposits at the branch were approximately $1,435 and $104.6 million, respectively.  The Company also received approximately $98.2 million in cash (net of acquisition costs) at the close of the transaction.

The Company’s and the Bank’s revenues are derived principally from interest on loans and securities, gains on the sale of residential mortgage loans held for sale, and income from deposit account service charges.  The results of operations of the Company and the Bank, in general, are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government, competition in the Company’s and the Bank’s market area, and the policies of financial institution regulatory authorities.

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

Lending Activities

General.  The Bank has historically originated fixed-rate and adjustable-rate mortgage loans.  In order to reduce its exposure to changes in interest rates, it has also, since the early 1980’s, emphasized the origination and retention of ARM loans.  In response to customer demand, however, the Bank continues to originate conventional fixed-rate mortgages, primarily for sale in the secondary market.  However, the Bank generally holds mortgage loans with shorter maturities in its own portfolio.

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

During 2003, the Bank began a new mortgage program to originate one-to-four family residential mortgage loans (“one-to-four mortgage loans”) with a shortened term.  The loan program does not require a title policy or appraisal, but requires a 65% loan-to-value based on the property tax bill or an old appraisal.  The term on these loans is from five to ten years.  During 2004 and 2003, the Bank originated approximately $2.8 million and $12.6 million of these loans, respectively, and included the loans in its loans receivable portfolio.

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

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is limited generally to the greater of 15% of unimpaired capital and surplus or $500,000.  At December 31, 2004, the maximum amount which the Bank could have lent to any one borrower and the borrower’s related entities was $2,881,000 (15% of unimpaired capital).  The Bank had no loan commitments in excess of the legal lending limit at December 31, 2004, unless the commitment in excess of the limit was subject to participation of another financial institution.

Loan Portfolio Composition.  The following table shows the composition of the Bank’s loan portfolio in dollar amounts and in percentages as of dates indicated.

	December 31
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)

Real estate loans:
Residential mortgage loans:
Construction	$7,914	3.87%	$2,231	1.40%	$1,591	1.04%
One-to-four family	86,452	42.28	80,775	50.70	88,186	57.84
Multi-family	5,042	2.47	3,447	2.16	788	0.52
Other dwelling units	45	0.02	47	0.03	1,254	0.82
Commercial	53,130	25.98	36,528	22.92	27,999	18.36

Total real estate loans	152,583	74.62	123,028	77.21	119,818	78.58

Other loans:
Commercial	19,687	9.63	8,087	5.07	9,560	6.27
Savings accounts	453	0.22	453	0.28	615	0.40
Other consumer items (a)	31,757	15.53	27,795	17.44	22,482	14.75

Total other loans	51,897	25.38	36,335	22.79	32,657	21.42

Total loans	204,480	100.00%	159,363	100.00%	152,475	100.00%

Less:
Loans in process	1,642		1,382		702
Unearned discounts, deferred loan fees and other	414		794		1,092
Allowance for loan losses	1,351		950		825

Total loans receivable, net	$201,073		$156,237		$149,856

(a)   Includes, among other things, automobile, credit card and home improvement loans.

The following table shows the composition of the Bank’s loan portfolio by fixed- and adjustable-rate categories at the dates indicated.

	December 31
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)

Fixed-rate loans:
Real estate:
Residential mortgage loans:
Construction	$6,075	2.97%	$2,231	1.40%	$702	0.46%
One-to-four family	68,892	33.69	65,418	41.05	77,159	50.59
Multi-family	970	0.47	800	0.50	544	0.36
Other dwelling units	45	0.02	47	0.03	265	0.17
Commercial	16,092	7.87	9,335	5.86	9,613	6.30

Total real estate loans	92,074	45.02	77,831	48.84	88,283	57.88

Other loans:
Commercial	16,124	7.89	5,120	3.21	3,295	2.16
Savings accounts	453	0.22	453	0.28	615	0.40
Consumer (a)	22,593	11.06	26,055	16.36	20,993	13.78

Total other loans	39,170	19.17	31,628	19.85	24,903	16.34

Total fixed-rate loans	131,244	64.19	109,459	68.69	113,186	74.22

Adjustable-rate loans:
Real estate:
Residential mortgage loans:
Construction	1,839.90		—	—	889	0.58
One-to-four family	17,560	8.59	15,357	9.64	11,027	7.24
Multi-family	4,072	1.99	2,647	1.66	244	0.16
Other dwelling units	—	—	—	—	989	0.65
Commercial	37,038	18.11	27,193	17.06	18,386	12.06

Total real estate loans	60,509	29.59	45,197	28.36	31,535	20.69

Other loans:
Commercial	3,563	1.74	2,967	1.86	6,265	4.11
Consumer (a)	9,164	4.48	1,740	1.09	1,489.98

Total other loans	12,727	6.22	4,707	2.95	7,754	5.09

Total adjustable-rate loans	73,236	35.81	49,904	31.31	39,289	25.78

Total loans receivable	204,480	100.00%	159,363	100.00%	152,475	100.00%

Less:
Loans in process	1,642		1,382		702
Unearned discounts, deferred loan fees and other	414		794		1,092
Allowance for loan losses	1,351		950		825

Total loans receivable, net	$201,073		$156,237		$149,856

(a)   Includes, among other things, automobile, credit card and home improvement loans.

The following table outlines the specific loan types with contractual maturity dates as of December 31, 2004.  Loans which have adjustable or renegotiable rates are shown as maturing during the period when the contract is due.  This schedule does not reflect the effects of scheduled principal payments or principal prepayments by the borrower.

	Real Estate				Non-Real Estate
	Mortgages		Construction		Consumer		Commercial Business		Total
	Amount	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate
	(Dollars In Thousands)

Within one year	$13,528	6.37%	$4,833	6.59%	$3,489	6.94%	$4,393	7.07%	$26,243	6.60%
More than one year through two years	2,057	7.06	—	—	2,271	8.77	1,047	6.20	5,375	7.61
More than two years through three years	3,192	7.38	—	—	3,331	8.54	1,692	7.09	8,215	7.79
More than three years through five years	6,762	6.33	209	6.00	6,406	7.77	3,263	6.64	16,640	6.94
More than five years through ten years	37,014	6.02	—	—	9,755	7.72	3,027	6.63	49,796	6.39
More than ten years through fifteen years	32,351	6.18	—	—	2,908	8.66	59	6.43	35,318	6.38
More than fifteen years	49,765	6.06	2,872	5.71	4,050	6.80	6,206	5.39	62,893	6.03

Total loans receivable	$144,669	6.16%	$7,914	6.26%	$32,210	7.77%	$19,687	6.35%	$204,480	6.44%

As of December 31, 2004, the total amount of loans with maturities longer than one year which had fixed interest rates was approximately $107 million and with floating or adjustable interest rates was approximately $71 million.

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

The Bank’s fixed-rate loans generally conform to secondary market standards (i.e., FHLMC, FNMA and GNMA standards) and have been primarily originated for sale in the secondary market.  A portion of these loans has been originated pursuant to forward sales commitments which are taken under best efforts agreements.  Qualifying loans with a fifteen year amortization or less can be held by the Bank.

The Bank has offered ARM loans at rates, terms and fees determined in accordance with market and competitive factors.  The programs currently offered are primarily designed to meet the standards and requirements of the secondary market for residential loans.  The Bank’s current one-to-four family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years.  The interest rates on the ARM loans originated by the Bank are subject to adjustment at stated intervals and are subject to annual and lifetime adjustment limits below and above the initial rate.  Most of the Bank’s ARM loans have interest rates which adjust periodically based on a margin over one of several indices.  These loans’ periodic and lifetime caps on interest rate increases may reduce the extent to which they can help protect the Bank against interest rate risk.  The Bank has from time to time offered ARM loans at below the fully-indexed rate; however, borrowers of ARM loans are qualified at the fully-indexed rates.

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

Construction Lending.  The Bank originates loans to finance the construction of single-family residences and commercial businesses.  Many of these loans are made to individuals who will ultimately be the owner-occupants of the residence.  Such loans are generally made, although not required, with permanent financing on the constructed property to be provided by the Bank.  Residential construction loans are generally made with a six month term on an interest-only basis.  Residential construction loans to owner-occupants are generally underwritten using the same criteria as for one-to-four family residential loans.  Commercial construction loans are generally made with 12 to 24 month maturities.  Loan proceeds are disbursed in increments as construction progresses and inspections warrant.

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

The Bank currently has several arrangements to originate consumer automobile and recreational vehicle loans on an indirect basis (i.e., where loan contracts are purchased from automobile and recreational vehicle retailers which have extended credit to their customers).  The Bank applies the underwriting standards mentioned below in the approval process of purchasing these contracts.  These loans have a fixed interest rate and maturities of 20 years or less.  As of December 31, 2004, the Bank had $12,008,000 in indirect automobile and recreational vehicle contracts or 5.97% of its loans.

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

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or secured by rapidly depreciable assets, such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy, may limit the amount which can be recovered on such loans.  Although the level of delinquencies in the Bank’s consumer loan portfolio has generally been low (at December 31, 2004, approximately $145,000, or 0.46% of the net consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

Loan Servicing. During 2004, the Bank sold most of the long-term one-to-four mortgage loans it originated, and put its short-term mortgage loans originations into its loans receivable portfolio.  The loans that are sold to private investors are sold servicing released.

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

The Bank had no outstanding commitments to purchase any loans or mortgage-backed securities at December 31, 2004.  At December 31, 2004, the Bank held funded residential mortgage loans with commitments to sell of $4,556,000 and also had commitments to sell unfunded residential loans for $4,837,000.  When a commitment is made with the borrower, the loan is simultaneously committed to be sold under a “best efforts” and “no recourse” contract with one of the three loan investors used by the Bank during 2004.  The Bank and the loan investors are comfortable with the “best efforts” contracts due to their consistent historical relationship.

During 2004, the general policy of the Bank was to sell fixed-rate one-to-four mortgage loans it originated or refinanced during the year with maturities over 15 years.  Loans with maturities of 15 years or less are recorded into the loans receivable portfolio as they are funded.

The following table sets forth the principal amount of the Bank’s loan origination, purchase and sales activity for the periods indicated.

	Year Ended December 31
	2004	2003	2002
	(Dollars In Thousands)

Originations by loan type:
Fixed-rate:
Construction loans	$635	$3,031	$1,145
Mortgage loans	69,252	41,342	27,836
Consumer loans (2)	19,559	11,028	20,165
Loans refinanced	19,531	95,919	42,826
Adjustable-rate:
Construction loans	6,896	—	1,177
Mortgage loans	12,436	19,301	15,342
Consumer loans (2)	11,586	3,516	2,240
Loans refinanced	2,537	—	—

Total loans originated	142,432	174,137	110,731

Purchases:
Loans purchased	19,589	—	—

Sales and repayments:
Sales (1)	57,185	106,157	41,509
Principal repayments	59,719	61,092	61,440

Total reductions	116,904	167,249	102,949

Increase (decrease) in other items, net	(282)	(507)	590

Net increase	$44,835	$6,381	$8,372

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

In the event a real estate loan payment is past due for 60 days or more, the Bank performs an in-depth review of the loan status, the condition of the property and circumstances of the borrower.  Based upon the results of its review, the Bank may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure, or when deemed necessary, initiate foreclosure proceedings.  If foreclosed on, real property is sold at a public sale and the Bank may bid on the property to protect its interest.  A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency and the borrower’s ability and willingness to cooperate in curing delinquencies.

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

The following table sets forth the Bank’s loan delinquencies by type, amount, and percentage of type at December 31, 2004.

	Loans Delinquent For
	60-89 Days			90 Days And Over			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of loan category	Number	Amount	Percent of loan category	Number	Amount	Percent of loan category
	(Dollars In Thousands)

Mortgage loans:
Construction	—	$—	—%	—	$—	—%	—	$—	—%
One-to-four family	5	172	0.20	4	121	0.14	9	293	0.34
Commercial real estate	—	—	—	4	276	0.52	4	276	0.52
Other Loans
Commercial	—	—	—	5	84	0.43	5	84	0.43
Consumer	19	118	0.37	9	27	0.09	28	145	0.46

Total loans	24	$290	0.14%	22	$508	0.25%	46	$798	0.39%

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

	December 31
	2004	2003	2002
	(Dollars In Thousands)

Non-accrual loans (1)	$508	$1,054	$1,623
Past due 90 days or more and still accruing	—	—	—
Troubled debt restructured	—	—	—
Real estate owned (2)	311	565	648

Total non-performing assets	$819	$1,619	$2,271

Ratio of non-performing assets to total assets	0.22%	0.79%	1.18%

(1)       Generally refers to loans that are contractually delinquent (i.e., payments were due and unpaid for more than 90 days).

(2)       Refers to real estate acquired by the Bank through foreclosure or voluntary deed in lieu of loan foreclosure.

Gross interest income which would have been recorded had the non-accruing loans and renegotiated loans been current in accordance with their original terms amounted to $16,660 and $39,388 for the years ended December 31, 2004 and 2003, respectively.

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish allowances for loan losses in an amount deemed prudent by management.  Allowances represent amounts which have been established to recognize the inherent risk associated with lending activities as well as amounts established for individual loans that have been identified as impaired.  When an insured institution classifies problem assets as loss, it is required either to establish an allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional loss allowances.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.  Criticized assets of the Bank at December 31, 2004 were as follows:

December 31, 2004
(Dollars In Thousands)

Substandard	$2,061
Doubtful	—
Loss	4

Total classified assets	2,065
Special mention assets	279

Total criticized assets	$2,344

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the years indicated.

	Year ended December 31
	2004	2003	2002	2001	2000
	(Dollars In Thousands)

Balance at beginning of year	$950	$825	$745	$681	$864

Provision charged to operations	731	781	786	449	199
Acquired allowance	170	—	—	—	(250)

Charge-offs:
Mortgage loans:
Single family	(33)	(16)	(53)	(24)	—
Commercial real estate	(11)	(206)	—	—	—
Other Consumer loans
Commercial	(167)	(83)	(319)	(147)	(41)
Automobile	(252)	(312)	(297)	(98)	(62)
Credit card	(70)	(45)	(38)	(45)	(22)
Other consumer	—	(82)	(40)	(128)	(26)
Total charge-offs	(533)	(744)	(747)	(442)	(151)

Recoveries:
Mortgage loans:
Single family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Other Consumer loans
Commercial	12	20	—	35	6
Automobile	20	53	40	16	11
Credit card	1	3	1	—	1
Other consumer	—	12	—	6	1
Total recoveries	33	88	41	57	19

Balances at end of year	$1,351	$950	$825	$745	$681

Ratio of net charge-offs during the year to average loans outstanding during the year	0.28%	0.43%	0.49%	0.30%	0.12%

Allowance for loan losses to non-performing assets, at the end of year	165.00%	58.63%	36.33%	37.02%	156.91%

Allowance for loan losses to total loans, at the end of year	0.67%	0.61%	0.54%	0.53%	0.57%

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

The Bank has a portfolio of mortgage-backed securities.  Historically, most of the Bank’s mortgage-backed securities were long-term, fixed-rate federal agency securities.  In recent years, the Bank purchased other types of mortgage-backed securities consistent with its asset/liability management and balance sheet objectives.  At December 31, 2004, approximately $48 million or 79% of the Bank’s mortgage-backed securities carried adjustable rates of interest.

Under the OTS’ risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk-weighting and FNMA, FHLMC and AA- or higher rated mortgage-backed securities have a 20% risk-weighting.  None of the mortgage-backed securities held by the Bank had a risk-weight for regulatory capital purposes above 20%.

The majority of the Bank’s mortgage-backed securities are backed by GNMA or FHLMC, or are rated AA or higher.  Accordingly, management believes that the Bank’s mortgage-backed securities generally are resistant to credit problems.

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

During 2004, the Company received $149.7 million in cash at the close of the transactions to purchase the two Las Cruces, New Mexico branches and the Sun City, Arizona branch.  Approximately $113 million of this cash was used to purchase held-to-maturity and available-for-sale securities.  The securities purchased were primarily GNMA mortgage-backed securities, U.S. Treasury notes and bonds, and U.S. government agency securities.  The Bank plans to use the cash flow from the principal and interest payments from these securities to fund the anticipated growth in loans.

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

	December 31
	2004		2003		2002
	Carrying value	% of total	Carrying value	% of total	Carrying value	% of total
	(Dollars In Thousands)

Available-for-sale:
Mortgage-backed securities:
GNMA adjustable rate	$1,813	10.4%	$2,474	42.6%	$3,901	58.5%
GNMA fixed rate	366	2.1	723	12.4	1,980	29.7
Equity securities:
FNMA common stock	7	—	7	0.1	6	0.1
Corporate bonds	—	—	—	—	101	1.5
FNMA bonds	989	5.7	1,000	17.2	—	—
FFCB bonds	—	—	1,006	17.3	—	—
U.S. Treasury notes	13,986	80.6	—	—	—	—
Trust preferred securities	211	1.2	605	10.4	677	10.2

Total available-for-sale	$17,372	100.0%	$5,815	100.0%	$6,665	100.0%

Held-to-maturity:
Mortgage-backed securities:
FHLMC adjustable rate	$163	0.2%	$287	1.7%	$463	24.9%
GNMA adjustable rate	46,342	43.3	4,028	24.0	—	—
GNMA fixed rate	7,271	6.8	—	—	—	—
CMO fixed rate	4,939	4.6	—	—	—	—
FHLB bonds	4,253	4.0	4,256	25.4	—	—
FHLMC bonds	1,000	0.9	1,002	6.0	—	—
FFCB bonds	2,012	1.9	—	—	—	—
FNMA bonds	1,000	0.9	—	—	—	—
US Treasury bonds	38,813	36.3	6,018	35.9	—	—
Corporate bonds	490	0.5	871	5.2	1,099	59.0
Municipal tax exempt fixed rate	607	0.6	—	—	—	—
Trust preferred securities	—	—	300	1.8	300	16.1

Total held-to-maturity	106,890	100.0%	16,762	100.0%	1,862	100.0%

Trading	988		—		—

FHLB stock	1,838		1,167		1,013

Other interest-earning assets:
Interest-bearing deposits with banks	3,770		4,480		5,993

Total	$130,858		$28,224		$15,533

Average remaining life, to maturity, excluding other-interest-earning assets, trading securities, and FHLB stock (does not include prepayment assumptions)	15 years		12 years		19 years

The following table sets forth the composition and contractual maturities of the Company’s investment securities.  See page 44 for information regarding assumed repricing and maturity periods of the Bank’s interest-earning assets.

	December 31, 2004
						Total investment securities
	Within one year	1 to 5 years	5 to 10 years	10 to 20 years	Over 20 years	Amortized cost	Fair value
	(Dollars In Thousands)

Available-for-sale:
Mortgage-backed securities:
GNMA adjustable rate	$—	—	$—	$1,826	$—	$1,826	$1,813
GNMA fixed rate	—	—	—	—	346	346	366
Equity securities:
FNMA common stock	—	—	—	—	7	7	7
FNMA bonds	—	1,000	—	—	—	1,000	989
U.S. Treasury notes	14,000	—	—	—	—	14,000	13,986
Trust preferred securities	—	—	—	—	200	200	211
Total securities available-for-sale	$14,000	$1,000	$—	$1,826	$553	$17,379	$17,372

Weighted average yield	2.28%	2.55%	—%	3.39%	6.82%	2.46%

	December 31, 2004
						Total investment securities
	Within one year	1 to 5 years	5 to 10 years	10 to 20 years	Over 20 years	Amortized cost	Fair value
	(Dollars In Thousands)

Held-to-maturity:
Mortgage-backed securities:
GNMA adjustable rate	$—	$—	$—	$—	$46,342	$46,342	$46,056
FHLMC adjustable rate	—	—	—	90	73	163	163
GNMA fixed rate	—	—	—	5,567	1,704	7,271	7,334
CMO fixed rate	—	—	—	—	4,939	4,939	4,934
FHLB bonds	—	3,260	—	993	—	4,253	4,262
FHLMC bonds	1,000	—	—	—	—	1,000	995
FFCB bonds	2,012	—	—	—	—	2,012	2,012
FNMA bonds	—	—	—	1,000	—	1,000	982
US Treasury bonds	4,988	33,825	—	—	—	38,813	38,573
Corporate bonds	—	490	—	—	—	490	484
Municipal tax exempt fixed rate	—	400	—	207	—	607	589

Total securities held-to-maturity	$8,000	$37,975	$—	$7,857	$53,058	$106,890	$106,384

Weighted average yield	2.40%	2.59%	—%	4.59%	3.92%	3.38%

Other Investments.  At December 31, 2004, the Bank’s fixed-rate interest bearing deposits with banks were $3,770,000 or 1.0% of total assets.  As of such date, the Bank also had a $1,838,000 investment in FHLB stock.  At December 31, 2004, the Bank’s investment in stock of the FHLB was in an amount required by the FHLB.  It is the Bank’s general policy to purchase investment securities and other issues that are rated investment grade or have credit enhancements.

Sources of Funds

The Company.  The Company’s primary sources of funds are dividends from the Bank, borrowings from the Bank in the form of advances and outside borrowings.  The Bank paid dividends to the Company of $200,000 and $817,500 in the years ended December 31, 2004 and 2003, respectively.  The Bank had no advances to the Company at December 31, 2004 and 2003.

At December 31, 2004 and 2003, the Company had lines of credit totaling $400,000 each year from other banks. The Company had no borrowings outstanding under these arrangements at December 31, 2004 and December 31, 2003.  The lines of credit bear market rates of interest and borrowings thereunder are to be used for general purposes. One of the borrowing arrangements at December 31, 2004 matured on January 25, 2005, which has been renewed for a year.  The other borrowing arrangement matures on October 1, 2005.  On January 25, 2005, the Company borrowed $235,000 against the lines of credit.

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

The flow of deposits is significantly influenced by general economic conditions, changes in money markets and prevailing interest rates and competition.  The Bank enhanced its ability to increase its deposit base by opening two new in-store branches in Albuquerque, New Mexico in 2002, and through acquisition of two branches in Las Cruces, New Mexico in May, 2004 and one branch in Sun City, Arizona in November, 2004.

Management believes that customers continue to place a value on federal insurance on deposit accounts and that, to the extent the Bank maintains competitive rates, it will be able to maintain its deposit and liquidity levels.  The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives.

Based on its experience, the Bank believes that its savings accounts, and interest-bearing and non-interest-bearing checking accounts are relatively stable sources of deposits.  However, the ability of the Bank to attract and maintain CDs, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers.  The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base.  A further source is the Bank’s ability to borrow funds.  The Bank is a member of the FHLB which provides a source of borrowings to the Bank for asset and asset/liability matching.  FHLB borrowings were $6.5 million and $17.1 million at December 31, 2004 and 2003, respectively.  The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $192.3 and $69.0 million at December 31, 2004 and 2003, respectively.

Liquidity risk results from the mismatching of assets and liability cash flows.  Management chooses asset/liability strategies that promote stable earnings and reliable funding.  Interest rate risk and funding positions are kept within limits established by the Board of Directors of the Bank to ensure that risk taking is not excessive and that liquidity is properly managed.  The Bank keeps a portion of its interest-bearing assets in adjustable-rate products to reduce interest rate sensitivity.  Therefore, if rates increase, the Bank can retain its deposits by increasing rates paid on deposits, while limiting the impact on the Bank’s net interest margin.  A concentrated effort is made to retain deposits associated with an unidentifiable intangible asset and the current rate paid on these deposits is at a market rate for the area.  Core customer deposits have historically provided the Bank with a sizeable source of stable and low-cost funds.

The following tables set forth the deposits in the various programs offered by the Bank at the dates indicated:

	Balance at December 31, 2004	% of deposits	Increase (decrease)	Balance at December 31, 2003	% of deposits	Increase (decrease)	Balance at December 31, 2002	% of deposits	Increase (decrease)	Balance at December 31, 2001
	(Dollars In Thousands)

Transactional accounts	$61,027	18.53%	$34,613	$26,414	16.22%	$341	$26,073	16.38%	$7,005	$19,068
Jumbo CDs	—	—	(202)	202	0.12	(535)	737	0.46	(5,387)	6,124
Saving accounts	11,514	3.50	4,763	6,751	4.15	149	6,602	4.15	866	5,736

Money market deposit accounts	69,262	21.02	42,982	26,280	16.14	(1,149)	27,429	17.23	332	27,097
IRA accounts	37,786	11.47	27,226	10,560	6.48	(1,191)	11,751	7.38	604	11,147
Other CDs	149,845	45.48	57,206	92,639	56.89	6,034	86,605	54.40	8,857	77,748
	$329,434	100.00%	$166,588	$162,846	100.00%	$3,649	$159,197	100.00%	$12,277	$146,920

		December 31, 2004			December 31, 2003			December 31, 2002
Minimum amount	Category	Weighted average interest rate	Balance	Percentage of total deposits	Weighted average interest rate	Balance	Percentage of total deposits	Weighted average interest Rate	Balance	Percentage of total deposits
	(Dollars In Thousands)

$100	Transactional accounts zero-rate	0.00%	$29,326	8.90%	0.00%	$12,693	7.79%	0.00%	$15,239	9.57%
100	Transactional accounts	0.45	31,701	9.62	0.30	13,721	8.43	0.49	10,834	6.81
1,000	Money market	1.51	69,262	21.02	1.10	26,280	16.14	1.36	27,429	17.22
100	Savings accounts	0.85	11,514	3.50	0.80	6,751	4.15	0.80	6,602	4.15

	Certificates of Deposit:
1,000	30-60 day CDs	0.51	15	0.00	0.51	38	0.02	0.86	68	0.04
1,000	91 day CDs	0.95	424	0.13	0.51	133	0.08	1.05	354	0.22
1,000	6 month CDs	1.38	8,849	2.69	1.28	7,728	4.75	2.09	13,439	8.44
1,000	9 month CDs	1.56	170	0.05	2.08	322	0.20	2.15	1,375	0.86
1,000	1 year CDs	1.75	26,209	7.96	1.73	17,141	10.53	2.46	14,829	9.31
1,000	14 month CDs	1.83	25,624	7.78	1.97	23,869	14.65	2.90	11,933	7.50
1,000	18 month CDs	2.13	7,521	2.28	2.49	7,738	4.75	3.20	14,021	8.81
1,000	2 year CDs	2.67	32,784	9.96	3.35	13,970	8.58	3.75	11,763	7.39
1,000	30 month CDs	2.98	3,557	1.08	3.77	7,253	4.45	3.90	7,406	4.65
1,000	3 year CDs	3.48	17,041	5.17	3.47	3,222	1.98	4.37	2,735	1.72
1,000	4 year CDs	3.92	2,372	0.72	4.01	1,573	0.97	4.20	1,429	0.90
1,000	5 year CDs	4.59	25,279	7.67	4.45	8,008	4.92	4.82	7,252	4.56
90,000	Jumbo CDs	—	—	—	5.22	202	0.12	4.47	737	0.46
100	IRA floating rate	1.34	1,786	0.54	1.34	1,644	1.01	1.87	1,970	1.24
100	1 year IRA	1.71	4,608	1.40	1.93	3,460	2.12	3.03	3,283	2.06
100	2 year IRA	2.35	1,135	0.34	—	—	—	—	—	—
100	3 year IRA	2.85	2,255	0.69	4.51	2,384	1.46	5.46	2,971	1.87
100	4 year IRA	3.72	831	0.25	3.74	555	0.34	4.23	200.13
100	5 year IRA	5.07	27,171	8.25	4.26	4,161	2.56	4.75	3,328	2.09
		2.10%	$329,434	100.00%	1.92%	$162,846	100.00%	2.33%	$159,197	100.00%

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

	Year Ended December 31
	2004	2003	2002
	(Dollars In Thousands)

Deposits acquired	$183,746	$—	$—
Net deposits before interest credited	(20,916)	338	8,027
Interest credited	3,758	3,311	4,250

Net increase in deposits	$166,588	$3,649	$12,277

Percent increase	102.30%	2.48%	8.36%

The following table shows interest rate and maturity information for the Bank’s time deposits as of December 31, 2004.

	0.00- 2.00%	2.01- 3.00%	3.01- 4.00%	Over 4.00%	Total	Percent of total
	(Dollars In Thousands)

Time deposits maturing in quarter ending:

March 31, 2005	$22,752	$3,607	$633	$5,879	$32,871	17.52%
June 30, 2005	19,190	4,868	1,016	4,317	29,391	15.66
September 30, 2005	16,205	2,471	2,354	1,031	22,061	11.76
December 31, 2005	6,419	6,262	1,830	2,492	17,003	9.06
March 31, 2006	1,803	8,165	1,516	2,030	13,514	7.20
June 30, 2006	78	5,441	1,561	1,787	8,867	4.73
September 30, 2006	—	4,220	239	1,554	6,013	3.20
December 31, 2006	—	2,696	6,228	3,340	12,264	6.54
March 31, 2007	—	1,623	795	4,704	7,122	3.80
June 30, 2007	7	1,740	1,100	6,361	9,208	4.91
September 30, 2007	—	130	2,086	6,387	8,603	4.58
December 31, 2007	—	20	4,449	1,612	6,081	3.24
Thereafter	—	656	9,996	3,981	14,633	7.80

Total	$66,454	$41,899	$33,803	$45,475	$187,631	100.00%

Percent of total	35.42%	22.33%	18.01%	24.24%	100.00%

The following table indicates the amount of the Bank’s time deposits by size or from public entities, by time remaining until maturity as of December 31, 2004.

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
	(Dollars In Thousands)

Time deposits of $100,000 or less	$26,345	$24,974	$29,728	$67,102	$148,149

Time deposits over $100,000	6,517	4,247	9,092	19,204	39,060

Public funds - $100,000 or less(1)	8	170	6	—	184

Public funds over $100,000(1)	—	—	238	—	238

Total time deposits	$32,870	$29,391	$39,064	$86,306	$187,631

(1)   Time deposits from government and other public entities.

The total amount of public funds held by the Bank at December 31, 2004 and 2003 was $7,579,668 and $4,936,437, respectively.  The Bank is required to pledge collateral or a letter of credit from FHLB for such funds.

Borrowings.  Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings when there is a net outflow of deposits, when advances are a less costly source of funds or when funds from advances can be invested at a positive spread.  In addition, the Bank has relied upon selected borrowings for short-term liquidity needs.

The Bank may obtain advances from the FHLB of Dallas upon the security of its capital stock of the FHLB of Dallas and certain of its mortgage loans, investment securities and mortgage-backed securities.  Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At December 31, 2004, the Bank had $6,542,055 in FHLB borrowings outstanding, which was a decrease of during the year of $10.5 million.

The following table sets forth maximum balance, average balance, and average rate paid on FHLB advances for the period indicated.

	Year ended December 31
	2004	2003	2002
	(Dollars In Thousands)

Maximum amount of borrowings outstanding	$47,462	$18,406	$11,500

Approximate average borrowings outstanding	$18,874	$16,317	$9,456

Approximate weighted average interest rate paid	2.32%	2.62%	3.47%

On June 27, 2002, the Company issued $4 million in trust preferred securities through a private placement of Floating Rate Trust Preferred Securities of Access Anytime Capital Trust II with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities are at a variable rate of the London Interbank Offered Rate (LIBOR) plus 365 basis points, floating quarterly, with a five-year cap of 12%.  At December 31, 2004, the interest rate was 5.72%.  The trust preferred securities may be redeemed by the Company at par on July 25, 2007.

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

As discussed in Note 1 to the consolidated financial statements, the Company adopted the full provisions of Interpretation 46R on December 31, 2004 and deconsolidated its trust preferred securities issued by Trust I of $4.0 million and Trust II of $4.0 million.  As part of the deconsolidation of the trust preferred securities, the Company recorded an additional $248,000 in Trust Preferred Securities-Notes Payable, and the investment in the Capital Securities of Trust I and Trust II of $248,000 in Other Assets.

Subsidiary of the Bank

In 1974, the Bank incorporated First Equity Development Corporation (“FEDCO”), a New Mexico corporation, as a wholly-owned subsidiary of the Bank.  The directors and officers of FEDCO also serve as officers of the Bank.  Prior to 1991, FEDCO’s primary business was real estate acquisition, development and construction, and investment in the Bank’s former data processing service bureau.  FEDCO had $782 and $787 in cash at December 31, 2004 and 2003, and no other assets or liabilities and is currently an inactive corporation.  Thrift institutions are permitted to invest an amount equal to 2% of their assets, through a subsidiary, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes.

Regulation

General.  The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer.  The Bank’s deposit accounts are insured up to applicable limits administered by the FDIC, and it is a member of the FHLB of Dallas.  The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions.  The OTS and the FDIC conduct periodic examinations to assess the Bank’s compliance with various regulatory requirements.  Such regulation and supervision establish a comprehensive framework of activities in which an institution may engage and are intended primarily for the protection of the insurance fund and depositors, rather than for the benefit of stockholders of the Company.  The Company, as a unitary thrift holding company, is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the SEC under the federal securities laws.

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

Certain of the laws and regulations applicable to the Bank and the Company are summarized below.  These summaries do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

Regulation of the Company.  The Company is a Delaware corporation registered with the OTS as a unitary thrift holding company.  As such, it is a savings and loan holding company within the meaning of HOLA and is subject to OTS regulations, examinations, supervision and reporting requirements.  In addition, the OTS has enforcement authority over the Company and its non-thrift subsidiaries, if any.  Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

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

As a unitary thrift holding company, the Company generally will not be restricted under existing laws to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test described more fully below under “Qualified Thrift Lender Test.”  Upon any non-supervisory acquisition by the Company of another thrift or savings bank that meets the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, the Company would become a multiple thrift holding company and would be subject to limitations on the types of business activities in which it could engage.  HOLA generally limits the activities of a multiple thrift holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

A thrift association or a thrift holding company is generally required to give 30 days’ prior written notice to the OTS of any proposed appointment of a director or senior executive officer if the institution is not in compliance with the minimum capital requirements or otherwise is in a troubled condition.  The OTS then has the opportunity to disapprove any such appointment.

Transactions between the Bank and the Company and the Bank’s subsidiary are subject to various conditions and limitations, as more fully described below under “Transactions with Affiliates.”  Capital distributions from the Bank to the Company may be limited under OTS rules, as more fully described below under “Limitations on Dividends and Other Capital Distributions.”

Federal Securities Law.  The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions.  If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. It applies to all public companies, including the Company, that file periodic reports with the SEC, under the Exchange Act.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and national securities exchanges and associations to adopt extensive additional disclosure, corporate governance and other related rules, mandates further studies of certain issues by the SEC, and increases penalties for violation. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  The Sarbanes-Oxley Act addresses, among other matters:

•        audit committees and auditor independence;

•        certification of financial statements by the chief executive officer and the chief financial officer;

•        the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’securities if the issuer’s financial statements later require restatement;

•        a prohibition on insider trading during retirement plan black out periods;

•        further disclosure of off-balance sheet transactions;

•        a prohibition on many personal loans to directors and officers (with exceptions for financial institutions);

•        expedited filing requirements for reporting of insiders’ transactions; and

•        disclosure of a code of ethics and disclosure of a change or waiver of such code.

Because some OTS accounting and governance regulations also refer to the SEC’s regulations, the Sarbanes-Oxley Act will also affect the Bank.

The Securities and Exchange Commission has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in filings pursuant to the Exchange Act.

There are phase-in provisions for some of the requirements for “small business issuers” such as the Company.

Insurance of Accounts and Regulation by the FDIC.  The Bank is a member of the SAIF, which is administered by the FDIC.  Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC.  The FDIC also has the authority to initiate enforcement actions against thrift associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.  The FDIC may initiate an examination for an institution with a composite rating of 3, 4, or 5 on its most recent safety and soundness examination without approval of the other agencies.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation).  Tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income.  Intangible assets including disallowed servicing assets and disallowed deferred tax assets are deducted from capital to calculate tangible capital.

The OTS regulations establish special capitalization requirements for thrift associations that own subsidiaries.  Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital.  In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are “includable” subsidiaries that are consolidated for capital purposes in proportion to the association’s level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated under accounting principles generally accepted in the United States of America.  For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital.  At December 31, 2004, the Bank had tangible capital of $17,911,434 or 5.05% of adjusted total assets (as defined by regulation), which was $12,586,929 above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation) for a savings association assigned a composite rating of “1” on the CAMELS financial institutions rating system or at least 4% of adjusted total assets (as defined by regulation) for all other savings associations, such as the Bank.  Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships.   At December 31, 2004, the Bank had core capital equal to $17,911,434 or 5.05% of adjusted total assets, which was $3,712,753 above the minimum core capital to adjusted total asset ratio requirement of 4% in effect on that date.

The OTS risk-based requirement requires thrift associations to have total capital of at least 8% of risk-weighted assets (as defined by regulation).  Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.  The OTS is also authorized to require a thrift association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  At December 31, 2004, the Bank had no capital instruments that qualify as supplementary capital.  In addition, general loss reserves at that date were less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital.  Such exclusions consist of equity investment (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments.  The Bank had no such exclusions from capital and assets at December 31, 2004.

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

At December 31, 2004, the Bank had total risk-based capital of $19,206,597 or 10.82% of risk-weighted assets. This amount was $5,001,877 above the 8% requirement in effect on that date.

Prompt Corrective Action.  The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against thrift associations that fail to meet the capital requirements of the rules implementing the prompt corrective action provisions of FDICIA.  The OTS is generally required to take action to restrict the activities of an “undercapitalized” association (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio).  Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution’s achievement of its capital requirements.

Any thrift association that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more additional specified actions and operating restrictions.  These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate.  An association that becomes “critically undercapitalized” (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations.  In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a thrift association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

Any undercapitalized association is also subject to other possible enforcement actions by the OTS or the FDIC.  Such actions could include a capital directive, a cease-and-desist order, civil money penalties, the establishment of restrictions on all aspects of the association’s operations or the appointment of a receiver or conservator or a forced merger into another institution.

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

The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Company’s operations and profitability.  The Company’s shareholders do not have preemptive rights, and therefore, if the Bank is directed by the OTS or the FDIC to issue additional shares of its common stock, such issuance may result in the dilution in the percentage of ownership of the Company.

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

The OTS imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including cash dividends.  A savings institution that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution.  The Bank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank’s net income for that year plus retained net income for the previous two years.

Qualified Thrift Lender Test.  All thrift associations, including the Bank, are required to meet a QTL test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the thrift association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2004, the Bank met the QTL test and has always met the test since its inception.

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

Community Reinvestment Act.  Under the CRA, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.  An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.  The most recent CRA examination as of June 25, 2004 classified the Bank as outstanding.

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

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS.  These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests.  Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.  At December 31, 2004, loans to directors, executive officers, and major stockholders were $1,715,334.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas.  At December 31, 2004, the Bank had $1,838,000 in FHLB stock.  The Bank has received dividends on its FHLB stock which have averaged 3.49% over the past five calendar years and were 1.88% for calendar year 2004.

For the year ended December 31, 2004, stock and cash dividends paid by the FHLB of Dallas to the Bank totaled $30,267 which constitutes a $6,442 increase from the amount of dividends received in fiscal year 2003.  The $10,805 dividend received for the quarter ended December 2004 reflects an annualized rate of 2.44%.

Customer Privacy.  Savings associations such as the Bank are required to develop and maintain privacy policies relating to information on the customers and establish procedures to protect customer data. Applicable privacy regulations further restrict the sharing of non-public customer data with non-affiliated parties if the customer requests.

The USA PATRIOT Act.    In response to the terrorist attacks of September 11, 2001, Congress adopted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By means of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks and savings associations.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•        All financial institutions must establish anti-money laundering programs that include, at minimum; (a) internal policies, procedures, and controls; (b) specific designation of an anti-money laundering compliance officer; (c) ongoing employee training programs, and (d) an independent audit function to test the anti-money laundering program.

•        The Secretary of the Treasury, in conjunction with other bank regulators, may issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•        Financial institutions that establish, maintain, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•        Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•        Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and bank merger applications.

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

To the extent earnings appropriated to a thrift institution’s bad debt reserves for “qualifying real property loans” and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the thrift’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of December 31, 2004, the Bank had no Excess.  Under present law, should the Bank cease to be a thrift institution, the Company would be required to recapture the Bank’s bad debt reserves in its Excess.

As of December 31, 2004, the Company had a net deferred tax liability of $8,618 and a valuation allowance of $234,000 which was primarily related to New Mexico Net Operating Loss (“NOL”) carry forwards.  As of December 31, 2004, the total New Mexico NOL of $5,087,323 may not be carried back and will expire in 2005.  Based on the Company’s historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company’s future taxable income will be sufficient to realize the benefit of the deferred tax assets, net of the valuation allowance and the deferred tax liabilities, at December 31, 2004.

The Company files consolidated federal income tax returns with the Bank and its subsidiary on a fiscal year basis using the accrual method of accounting.  The Bank’s federal income tax returns have not been examined by the Internal Revenue Service since 1990.  With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies.  In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial position or results of operations of the Company and its consolidated subsidiary.

State Taxation.  As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware.  The Bank is also subject to an annual franchise tax imposed by the State of Delaware.

The State of New Mexico has a corporate tax which subjects the Bank’s New Mexico taxable income to tax rates ranging from 4.8% to 7.6%.  New Mexico taxable income is computed by applying certain modifications to federal taxable income.  The principal difference between state and federal taxable income is that interest earned on U.S. government obligations is not taxable for state purposes.

The Company is also subject to Arizona state tax, due to the acquisition of the Sun City, Arizona branch on November 1, 2004.  Arizona has a corporate income tax which subjects the Arizona apportioned consolidated taxable income to a tax rate of 6.968%.  Arizona taxable income is computed by applying certain modifications to federal taxable income.

The Bank’s income tax returns have not been audited by the federal or state authorities during the past five years.

Competition

The Bank’s primary service area, which presently represents the principal operating activities of the Company, includes Albuquerque, Clovis, Gallup, Las Cruces and Portales, New Mexico, and Sun City, Arizona.  In general, the Bank has a normal lending territory, as defined by federal regulations that includes all areas within the States of New Mexico, Maricopa County in the State of Arizona, and a 100 mile radius from the Bank’s offices in Clovis and Las Cruces, New Mexico, which extends into the State of Texas.

The Bank attracts all of its deposits and loans through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other thrift institutions and commercial banks located in the same communities as well as brokerage firms and insurance companies.

Employees

As of December 31, 2004, the Company and the Bank had 112 full-time and 11 peak-time employees.  Such employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Item 2.            Description of Property

The following table sets forth information relating to each of the Company’s current offices.  Net book value and total investment figures are for land, building, furniture and fixtures.

Location	Date acquired	Net book value at December 31, 2004 (1)		Branch deposits at December 31, 2004

Main office:
801 Pile Street	1966	$939,712		$57,605,730
Clovis, New Mexico

Branch offices:
2501 N. Prince St.	1978	278,743		13,636,123
Clovis, New Mexico

400 West First Street	1982	471,726		22,628,135
Portales, New Mexico

101 West Hill Street	1999	421,389		16,103,985
Gallup, New Mexico

5210 Eubank N.E.	2000	1,179,439		32,934,084
Albuquerque, New Mexico

3301 Coors Blvd NW	2002	31,743	(2)	3,573,201
Albuquerque, New Mexico

7101 Jefferson	2002	16,784	(2)	—	(3)
Albuquerque, New Mexico

2280-B Wyoming NE	2002	29,409	(2)	3,080,907
Albuquerque, New Mexico

277 East Amador	2004	2,473,277		70,844,049
Las Cruces, New Mexico

3090 Roadrunner Parkway	2004	356,205		4,695,503
Las Cruces, New Mexico

9899 W. Bell Road	2004	2,055,883		104,332,039
Sun City, Arizona

(1)           The book value of the Company’s investment in land, premises and equipment, less accumulated depreciation, totaled $8,254,310 at December 31, 2004.

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

Item 4.            Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5.            Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

The Common Stock of the Bank was traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol “FSBC” prior to October 21, 1996, and the Common Stock of the Company has been traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol “AABC” since October 21, 1996.  As of February 23, 2005, the Company had 1,698,469 shares of common stock outstanding and 328 holders of record.

The following table sets forth the high and low sales prices of the Common Stock of the Company as quoted on the NASDAQ Small Cap Market.

	Price range
	High	Low	Cash Dividends per share

2003
First Quarter	$9.96	$9.00	—
Second Quarter	$9.95	$8.83	—
Third Quarter	$16.00	$9.50	—
Fourth Quarter	$14.23	$12.50	—

2004
First Quarter	$14.74	$13.25	—
Second Quarter	$14.72	$13.31	—
Third Quarter	$14.39	$13.00	—
Fourth Quarter	$14.98	$13.25	—

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

The Bank paid dividends to the Company of $200,000 and $817,500 in the years ended December 31, 2004 and 2003, respectively.

As previously disclosed in Current Reports on Form 8-K filed on September 24 and 29, 2004, on September 24, 2004, the Company completed the private placement of 240,000 shares of newly issued Company common stock, $.01 par value, at a price of $13 per share.  This transaction was also disclosed in the Company’s September 30, 2004 Form 10-QSB.

The Company has a deferred compensation plan for key officers known as the Executive Savings Plan.  See Note 14 to the consolidated financial statements.  The participants may defer a portion of their compensation to the Executive Savings Plan, and the Company may make matching contributions to the plan.  All compensation deferrals and contributions are deposited in trust with an independent trustee for the benefit of the plan participants.  The trustee, REDW Trust Co., may invest the trust assets in stocks, bonds, money markets, mutual funds or U.S. Government securities.   The trust is known as a “Rabbi Trust” for income tax purposes.  The assets of a Rabbi Trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company.

REDW Trust Co. had invested trust assets in Company stock by purchasing Company stock on the open market from time to time.  Although the trust assets are held by an independent trustee for the benefit of the plan participants, pursuant to FASB EITF 97-14, shares of Company common stock held in this Rabbi Trust are classified as equity in a manner similar to the manner in which treasury stock is accounted for.

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

As part of the plan to diversify plan assets, REDW Trust Co. made certain sales of Company common stock during the third quarter of 2004 which were described in the Company’s September 30, 2004 Form 10-QSB.  During the fourth quarter of 2004, as part of the same plan to diversify plan assets, REDW Trust Co. sold 63,370 shares of Company common stock at a price of $13.50 on November 10, 2004.  REDW Trust Co. paid total commissions of $955.50 to Charles Schwab International for the sale transaction.  All proceeds from the sale transaction were deposited into the Rabbi Trust and were invested by the trustee for the benefit of plan participants in accordance with the trust agreement.  As of December 31, 2004, the total number of shares of Company common stock held in the Rabbi Trust was 2,860.

The sales of Company stock held in the Rabbi Trust were made in reliance on Section 4(1) of the Securities Act of 1933 because the sales were made by the trustee, REDW Trust Co., as a separate person from the Company.

Item 6.            Management’s Discussion and Analysis or Plan of Operation

Selected Consolidated Financial Highlights

The Company became the unitary thrift holding company for the Bank as a result of the consummation of an Agreement and Plan of Reorganization and related Plan of Merger on October 21, 1996 (the “Merger”). The Company did not have any material assets prior to the Merger.  Following the Merger, the Company’s consolidated statement of financial condition and statement of operations are not materially different from the Bank’s statement of financial condition and statement of operations.  The Company is the successor registrant to the Bank under the Securities Act of 1933 and the Securities Exchange Act of 1934.  The following selected consolidated operating and financial condition data for the Company as of and for each of the five fiscal years ended December 31, 2004 and has been derived from and should be read in conjunction with the audited consolidated financial statements of the Company.  The following summary financial information is qualified in its entirety by and should be read in conjunction with the detailed information and consolidated financial statements of the Company, including the notes thereto, which information as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004, is included in this Form 10-KSB.

Selected consolidated operating data:

	For the years ended December 31
	2004	2003	2002	2001	2000
	(Dollars In Thousands Except Per Share Data)

Statements of operations data:
Interest income	$14,022	$11,416	$11,909	$12,053	$10,701
Interest expense	4,835	4,378	5,181	6,280	5,748
Net interest income before provision for loan losses	9,187	7,038	6,728	5,773	4,953
Provision for loan losses	731	781	786	449	199
Net interest income after provision for loan losses	8,456	6,257	5,942	5,324	4,754
Gains on sales of mortgage loans held-for-sale	1,072	1,923	787	417	251
Net realized gains on sales of available-for-sale securities	18	11	58	—	—
Real estate operations, net	26	(72)	22	(6)	(28)
Other income, net	2,010	1,800	1,575	1,249	1,011
Other expenses	(9,384)	(8,155)	(6,745)	(5,535)	(5,367)
Income before income taxes	2,198	1,764	1,639	1,449	621
Income tax expense	1,069	480	636	70	211

Net income	$1,129	$1,284	$1,003	$1,379	$410

Per share data:
Earnings per common share-basic	$.84	$1.03	$.77	$1.05	$.33
Earnings per common share-assuming dilution	$.78	$.94	$.73	$1.02	$.32

Selected consolidated financial condition data:

	December 31
	2004	2003	2002	2001	2000
	(Dollars In Thousands)

Loans receivable, net	$201,073	$156,237	$149,856	$141,484	$119,479
Loans held-for-sale	4,556	1,797	6,553	1,035	821
Securities held-to-maturity	106,890	16,762	1,862	1,611	6,091
Securities available-for-sale	17,372	5,815	6,665	10,447	7,639
Securities trading	988	—	—	—	—
Real estate owned, net	311	565	648	606	154
Goodwill and other intangible assets	11,218	1,578	1,724	1,869	2,015
Total assets	367,539	205,427	192,100	175,558	154,345
Deposits	329,434	162,846	159,197	146,920	137,276
Federal Home Loan Bank advances	6,542	17,067	8,267	8,750	2,750
Net unrealized appreciation (depreciation) on available-for-sale securities, net	(4)	58	90	72	(45)
Stockholders’ equity	20,890	15,366	14,817	13,502	11,736

Selected financial ratios and other data:

	2004	2003	2002	2001	2000

Performance ratios:
Return on assets (ratio of net income to average total assets)	0.39%	0.65%	0.55%	0.84%	0.28%
Interest rate spread information:
Average during period	3.56	3.54	3.71	3.63	3.53
End of period	3.20	3.61	3.70	4.05	3.46
Net interest margin (1)	3.57	3.65	3.80	3.72	3.61
Ratio of operating expense to average total assets	3.28	4.14	3.66	3.36	3.64
Return on equity (ratio of net income to average equity)	6.23	8.51	7.08	10.93	3.56

Quality ratios:
Non-performing assets to total assets at end of year	0.22%	0.79%	1.18%	1.15%	0.28%
Allowance for loan losses to non-performing assets	165.00	58.63	36.33	37.02	157.03
Allowance for loan losses to total loans	0.67	0.61	0.54	0.53	0.57

Capital ratios:
Equity to total assets at the end of year	5.68%	7.48%	7.71%	7.69%	7.60%
Average equity to average assets	6.33	7.59	7.70	7.65	7.78
Ratio of average interest-earning assets to average interest-bearing liabilities	100.76	104.71	102.82	102.31	101.84

Number of full service facilities	10	7	7	5	5

(1)   Net interest income divided by average interest earning assets

General

The Company is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of the Bank.  The Bank is a federally chartered stock savings bank conducting business from one loan production office in Albuquerque, New Mexico, nine full-service banking locations in Clovis, Albuquerque, Gallup, Portales, and Las Cruces, New Mexico, and one full-service banking location in Sun City, Arizona.  The Bank has a wholly-owned subsidiary, FEDCO, which is currently inactive.

The Las Cruces, New Mexico branches were acquired from Matrix Capital Bank on May 1, 2004.  The fair values of acquired loans and deposits at the branches were approximately $19.6 million and $79.1 million, respectively, The Company also received approximately $51.5 million in cash (net of acquisition costs) at the close of the transaction.  The Sun City, Arizona branch was acquired from Matrix Capital Bank on November 1, 2004.  The fair values of acquired loans and deposits at the branch were approximately $1,435 and $104.6 million, respectively.  The Company also received approximately $98.2 million in cash (net of acquisition costs), at the close of the transaction.

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

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers.  The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base.  A further source is the Bank’s ability to borrow funds.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) which provides a source of borrowings to the Bank for asset and asset/liability matching.  FHLB borrowings were $6.5 and $17.1 million at December 31, 2004 and 2003, respectively.

Liquidity risk results from the mismatching of assets and liability cash flows.  Management chooses asset/liability strategies that promote stable earnings and reliable funding.  Interest rate risk and funding positions are kept within limits established by the Board of Directors of the Bank to ensure that risk taking is not excessive and that liquidity is properly managed.  The Bank keeps a portion of its interest-bearing assets in adjustable-rate products to reduce interest rate sensitivity.  Therefore, if rates increase the Bank can retain its deposits by increasing rates paid on deposits, while limiting the impact on the Bank’s net interest margin.  A concentrated effort is made to retain deposits associated with unidentifiable intangible asset.  The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $192.3 and $69.0 million at December 31, 2004 and 2003, respectively.

On September 24, 2004, the Company completed the private placement of 240,000 shares of newly issued Company stock, $.01 par value, at a price of $13 per share.  The shares were sold to certain institutional investors and other “accredited investors”, including directors, for a total sales price of $3,120,000, in exempt private placement transactions under the Securities Act of 1933, as amended, pursuant to Regulation D of the SEC.  Howe Barnes Investments, Inc. acted as placement agent and received $116,829 for its services as placement agent.  The net proceeds from the sale of the shares were contributed to the Bank, to support the Bank’s growth and to maintain capital levels at the Bank that meet regulatory requirements.

In order to continue to meet the financial services needs of the communities it serves, the Bank intends to continue to grow in a reasonable, prudent manner which may include further expansion of the existing branch network.  As a part of this intended growth, the Bank has increased the portfolio allocation of single-family lending, consumer lending and commercial lending.

Continued growth of the Bank may be financed by either increasing the deposit portfolio or from borrowed funds.  The use of borrowed funds to purchase short duration, mortgage-backed securities or single family mortgage loans may be considered to add to the Bank’s portfolio.

The Company’s strategic plan will continue to be reviewed quarterly for progress by the Board of Directors.  The Board will modify the plan as deemed appropriate to reflect the operational environment of the Bank.

The Bank originated and refinanced a high volume of mortgage loans during 2004, 2003, and 2002 of $103.8, $156.6 and $86.0 million, respectively, because of the low interest rate environment on mortgage loans.  The historically low interest rates also allowed the Bank to sell $57.2 million of one-to-four mortgage loans and increase its loans receivable by $44.8 million during 2004.

Prepayment tendencies on loans and mortgage-backed securities may vary from historical experience and depositors’ preference for various deposit products and maturities may also vary.  The Bank’s favorable liquidity position allows some flexibility in adjusting to cash flow requirements brought on by interest rate changes.  The Bank’s one-year interest-rate sensitivity gap was a negative 3.33% of total assets at December 31, 2004.  A negative gap indicates there are more interest-bearing liabilities repricing during a stated period than interest-earnings assets.

The majority of the Bank’s mortgage-backed securities are agency securities and are either guaranteed by the full faith and credit of the United States Government (GNMA) or are insured by a government sponsored enterprise (FHLMC).  None of these securities are considered “high risk” as defined by the OTS and none have failed to pass the FFIEC mandatory test for “high risk” securities.  The Bank does not invest in such “high risk” securities.

The Bank’s available-for-sale securities portfolio has a $7,002 net unrealized loss at December 31, 2004, while the Bank’s held-to-maturity securities portfolio has a net unrealized loss of $505,805 at December 31, 2004.  The majority of the unrealized losses relate to the Company’s GNMA and U.S. Treasury bond portfolio, which are guaranteed by the full faith and credit of the United States Government and have been classified by the Company as held-to-maturity.  These unrealized losses are caused by fluctuations in market interest rates.  The Company believes that the United States Government will honor their interest payment schedules, as well as the full debt at maturity.  Because the unrealized losses are due to market interest rates and no credit worthiness factors exist, and because the Company has the ability to hold these investments to maturity, the Company believes that the investments are not considered other-than-temporarily impaired.

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

Regulatory Matters

Under the CRA, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods.  The most recent CRA examination as of June 25, 2004 classified the Bank as outstanding.

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

	Years ended December 31, (Dollars In Thousands)
	2004			2003			2002
	Average outstanding balance	Interest earned/ paid	Yield/ Rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)	$189,715	$12,022	6.34%	$162,293	$10,675	6.58%	$152,614	$10,985	7.20%
Mortgage-backed securities	25,490	968	3.80	5,589	253	4.53	8,444	485	5.73
Investment securities	28,860	796	2.76	4,375	188	4.30	3,042	179	5.88
Other interest-earning assets	13,122	236	1.80	20,604	300	1.45	13,107	260	1.97

Total interest-earning assets (1)	$257,187	$14,022	5.45%	$192,861	$11,416	5.92%	$177,207	$11,909	6.72%

Interest-bearing liabilities:
Deposits	$228,378	$3,728	1.63%	$159,861	$3,298	2.06%	$155,803	$4,239	2.72%
Federal Home Loan Bank advances	18,874	438	2.32	16,317	428	2.62	9,455	329	3.48
Other borrowings	8,000	669	8.37	8,000	653	8.16	7,083	613	8.66

Total interest-bearing liabilities	$255,252	$4,835	1.89%	$184,178	$4,379	2.38%	$172,341	$5,181	3.01%

Net interest income		$9,187			$7,037			$6,728
Net interest rate spread			3.56%			3.54%			3.71%

Net interest-earning assets	$1,935			$8,683			$4,866
Net yield on average interest-earning assets			3.57%			3.65%			3.80%

Average interest-earning assets to average interest-bearing liabilities		100.76%			104.71%			102.82%

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

	Years ended December 31
	2004 vs 2003				2003 vs 2002
	Increase (decrease) due to				Increase (decrease) due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ volume	Total
	(Dollars In Thousands)
Interest-earning assets:
Loan portfolio	$1,804	$(390)	$(67)	$1,347	$697	$(946)	$(61)	$(310)
Mortgage-backed securities	902	(41)	(146)	715	(164)	(101)	33	(232)
Investments	1,053	(67)	(378)	608	78	(48)	(21)	9
Other interest earning assets	(108)	72	(28)	(64)	148	(68)	(40)	40

Total interest-earning assets	$3,651	$(426)	$(619)	$2,606	$759	$(1,163)	$(89)	$(493)

Interest-bearing liabilities:
Deposits	$1,411	$(687)	$(295)	$429	$110	$(1,028)	$(23)	$(941)
Federal Home Loan Bank advances	67	(49)	(8)	10	239	(81)	(59)	99
Other borrowings	—	18	(1)	17	79	(35)	(4)	40

Total interest-bearing liabilities	$1,478	$(718)	$(304)	$456	$428	$(1,144)	$(86)	$(802)

Change in net interest income	$2,173	$292	$(315)	$2,150	$331	$(19)	$(3)	$309

Comparison of Years Ended December 31, 2004 and 2003

Net income for the year ended December 31, 2004 was $1,129,000, or $0.84 per basic share and $0.78 per diluted share, compared to $1,284,000, or $1.03 per basic share and $0.94 per diluted share for the year ended December 31, 2003.  The decrease was $155,000, or 12.1% for the year.

Net Interest Income.  Net interest income before provision for loan losses increased by 30.6% to $9,188,000 in 2004, compared to $7,038,000 in 2003.  The increase in 2004 was primarily due to an increase in total interest income of $2,606,000.  This improvement was primarily due to an increase in loan volume of approximately $45 million, $19 million of which came from the May 1, 2004 acquisition of two branches in Las Cruces, New Mexico and an increase in interest income from securities purchased in the second and fourth quarters of 2004.  The increase in interest income was partially offset by a $429,000 increase in interest expense on deposits, primarily due to the $167 million increase in deposits, resulting primarily from the acquisition of the Las Cruces, New Mexico and Sun City, Arizona branches.  See Note 2 to the consolidated financial statements for additional discussion on branch acquisitions.

Provision for Loan Losses.  The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans.

During 2004, the provision for loan losses decreased to $731,000 from $781,000 in 2003, primarily due to a slight decrease in net charge-offs during 2004 and management’s assessment of general economic conditions. Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations.  See Note 5 to the for additional discussion on the allowance for loan losses.

Noninterest Income.   During 2004, noninterest income decreased by $608,000 or 16.3%, to $3,126,000, compared $3,734,000 in 2003.  This decrease was primarily due to a $851,000 decrease in gains on sales of loans held-for-sale and a $137,000 decrease in loan servicing and other fees.  The decrease in gains on sales of loans held-for-sale and loan servicing and other fees was primarily due to lower home refinancing in 2004.

Noninterest Expense.  During 2004, noninterest expense increased by $1,157,000 or 14.1%, to $9,384,000, compared to $8,227,000 in 2003. The increase was primarily due to a $324,000 increase in compensation and employee benefits, a $389,000 increase in occupancy costs, and a $375,000 increase in other expenses.  These increases were primarily associated with the acquisition of the three branches acquired in the second and fourth quarters of 2004. See Note 2 to the consolidated financial statements for additional discussion on branch acquisitions.

Provision for Income Taxes.  Income tax expense was $1,069,000 in 2004 compared to $480,000 in 2003.  This increase was primarily due to the 2004 reduction of the deferred tax asset associated with the Company’s New Mexico state net operating loss.  This reduction resulted from a decrease in the Company’s utilization of the state net operating loss in 2004 as well as a decrease in the Company’s estimate of 2005 New Mexico state taxable income, reducing the estimate of the amount of the net operating loss that will be realized in 2005.  The reduction in 2004 and 2005 estimated state taxable income was primarily due to the Company’s fourth quarter investment in certain U.S. Government securities, which generate interest income that is tax-exempt in New Mexico.  The remaining state net operating loss expires in 2005.

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

The differences between the volume of assets and liabilities in the Bank’s current portfolio, which are subject to repricing in future time periods, are known as interest rate sensitivity gaps.  Certain estimates and assumptions are included in the data in the table below which sets forth the interest rate sensitivity analysis at December 31, 2004.

The following table sets forth the assumed repricing and maturity periods of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2004 and the interest rate sensitivity gap percentages at the dates indicated.  The interest rate sensitivity gap is defined as the amount by which assets repricing within the respective periods exceed liabilities repricing within such periods.  The effect of these assumptions is to quantify the dollar amount of items that are interest-rate sensitive and can be repriced within each of the periods specified. Such repricing can occur in one of three ways:  (1) the rate of interest to be paid on an asset or liability may adjust periodically on the basis of an index; (2) an asset or liability such as a mortgage loan may amortize, permitting reinvestment of cash flows at the then-prevailing interest rates; or (3) an asset or liability may mature, at which time the proceeds can be reinvested at current market rates.

	Maturing or Repricing Amount
	Within one year	Over 1 to 3 years	Over 3 to 5 years	Over 5 to 10 years	Over 10 to 20 years	Over 20 years	Total
	(Dollars In Thousands)

Total Rate Sensitive Assets:
Mortgages:
Adjustable-rate (1)	$14,676	$8,174	$2,146	$255	$—	$—	$25,251
Fixed-rate (2)	21,167	27,185	12,683	9,114	354	—	70,503
Construction(6)	4,833	—	209	—	1,230	—	6,272
Non-residential adjustable (2)	15,308	6,218	19,088	496	—	—	41,110
Non-residential fixed	3,024	9,806	6,113	643	444	—	20,030
Non-Mortgages:
Consumer and Commercial adjustable	3,430	44	—	89	—	—	3,563
Consumer and Commercial fixed (2)(6)	10,698	13,901	5,555	4,713	5,290	—	40,157
Investments:
Investment securities (3)	25,608	26,157	15,634	968	1,000	200	69,567
Mortgage-backed (1)(2)	19,885	18,798	14,118	2,086	1,061	—	55,948
Funds sold (3)	1,963	1,287	1,092	—	—	—	4,342

TOTAL	$120,592	$111,570	$76,638	$18,364	$9,379	$200	$336,743

Total Rate Sensitive Liabilities:
Deposits:
Certificates of deposit (3)	$86,919	$53,966	$8,960	$—	$—	$—	$149,845
IRAs	14,407	17,707	5,672	—	—	—	37,786
Money market (4)	17,315	15,930	11,082	24,935	—	—	69,262
NOW accounts (4)	6,657	5,812	5,283	13,949	—	—	31,701
Savings accounts (4)	2,763	3,378	1,920	3,453	—	—	11,514
Advances	4,707	1,835	—	—	—	—	6,542

TOTAL	$132,768	$98,628	$32,917	$42,337	$—	$—	$306,650

December 31, 2004
Cumulative interest rate sensitivity gap (5)	$(12,176)	$766	$44,487	$20,514	$29,893	$30,093
Cumulative interest rate sensitivity gap (5) as a percent of total assets	(3.33)%	0.21%	12.15%	5.60%	8.16%	8.22%
December 31, 2003
Cumulative interest rate sensitivity gap (5) as a percent of total assets	(11.53)%	9.50%	15.09%	11.01%	12.08%	12.18%
December 31, 2002
Cumulative interest rate sensitivity gap (5) as a percent of total assets	(12.08)%	8.65%	11.98%	12.31%	13.21%	13.33%

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

During 2004 the general policy of the Bank was to sell one-to-four mortgage loans that the Bank originated or refinanced during the year with maturities over 15 years, but include loans with maturities of 15 years or less into loans receivable, to shorten the duration of the loan portfolio.  During 2004 the Bank lengthened the duration of its interest bearing liabilities.

The Asset and Liability Committee (“ALCO”) of the Bank is made of management of the Bank and outside directors of the Bank which meets weekly.  ALCO’s principal goal is to establish internal bank asset/liability management communications and control procedures.  ALCO reviews interest rate risk measurements according to guidelines established by the OTS in Thrift Bulletin 13A “Management of Interest Rate Risk, Investment Securities and Derivative Activities,” and the Board of Directors’ approved limits. In addition, the Bank runs its own interest rate risk management model, Risk Analytics, which management compares to the information provided by the OTS model.  ALCO makes decisions about retaining deposits, market interest rates, the impact on net interest margins, alternative sources of funding, interest rate sensitivity, and gap imbalances based on these guidelines and measurements.

Presented below, as of December 31, 2004, is an analysis of the Bank’s interest rate risk as measured by changes in net present value for instantaneous and sustained parallel shifts in the yield curve, in 50 or 100 basis point increments, up and down 300 basis points.  As illustrated in the table, the Bank’s NPV is sensitive to both rising rates and declining rates.  This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments (and the NPV focuses on the Bank’s entire portfolio, not just assets that are subject to adjustment or maturity within one year).  When rates decline, the Bank does not experience a significant rise in market value for these loans because borrowers repay at relatively high rates.

Change in inerest rate	Net Present Value At December 31, 2004
(basis points)	$ Change	% Change
	(000’s) (Dollars in Thousands)

+300	$(11,344)	(26)%
+200	(7,124)	(16)
+100	(3,022)	(7)
+50	(1,243)	(3)
0	—	—
-50	619	1
-100	585	1
-200	(1,589)	(4)
-300	(3,963)	(9)

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

Total assets for the Company increased by $162.1 million or 79.0%, from December 31, 2003 to December 31, 2004.  The increase in assets was primarily due to the purchase of the three branches from Matrix Capital Bank which increased assets by approximately $183.9 million.  The net cash received of $149.6 million resulting from the purchase of the branches allowed the Bank to purchase $18.0 million of securities available-for-sale and $95.4 million of securities held-to-maturity. Loans receivable increased by $44.8 million or 28.7%, due to the purchase of the Branches and a net increase in loans of the Bank.  The Company recorded goodwill of $9.1 million, which represents the net purchase premiums paid in the purchase of the branches.

Total liabilities increased by $156.6 million or 82.4%, from December 31, 2003 to December 31, 2004.  The increase in liabilities was primarily due to the purchase of the three branches which increased liabilities by approximately $183.9 million.  Deposits increased by $166.6 million or 102.3% from December 31, 2003 to December 31, 2004, primarily due to the $183.7 million of deposits assumed in the purchase of the branches, partially offset by a net decrease in customer deposits.  The Company had outstanding Federal Home Loan Bank (“FHLB”) advances of $6.5 million at December 31, 2004, a decrease of $10.5 million from December 31, 2003.  FHLB borrowings available to the Bank were $192.3 and $69.0 million at December 31, 2004 and 2003, respectively, representing the Company’s primary additional source of funding.

Capital in excess of par value increased by $3.9 million during 2004, primarily due to the completion of the private placement of 240,000 shares of newly issued Company common stock, for $3,120,000.  The gross proceeds from the private placement were reduced by investment banking fees of $116,829.  The $3,003,171 in net proceeds was contributed to the Bank, to support the Bank’s anticipated growth and to maintain capital levels at the Bank that meet regulatory requirements.

The Bank’s capital for regulatory purposes at December 31, 2004 was $17,911,434 or 5.05% of total regulatory assets.  Regulations require savings institutions to have a minimum regulatory tangible capital ratio equal to 1.5% of adjustable tangible assets, a minimum 4% core capital ratio, and a minimum 8% risk-based capital ratio.  At December 31, 2004 and 2003, the Bank was in compliance with all applicable capital standards.

The table below presents the Bank’s capital position at December 31, 2004 relative to the existing regulatory requirements:

	Amount	Percent of assets (1)
	(Dollars In Thousands)

Tangible capital	$17,911	5.05%
Tangible capital requirement	5,325	1.50

Excess tangible capital	$12,586	3.55%

Core capital	$17,911	5.05%
Core capital requirement	14,199	4.00

Excess core capital	$3,712	1.05%

Total capital (i.e., core and supplemental capital)	$19,207	10.82%
Risk-based capital requirement	14,205	8.00

Excess total capital	$5,002	2.82%

(1)  Based upon adjusted assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

The OTS capital distribution regulation differentiates thrift institutions primarily by their capital levels and prescribes the amount of capital distributions that can be made without prior OTS approval.

The Bank has met its liquidity requirements with funds generated from operations, proceeds from repayment or sale of loans and investment securities, short-term borrowings, and the purchase of deposits during 2004.  If alternative funding is needed, the Bank can generate additional funds from several other sources.  Currently, the FHLB system functions as a source of credit for the Bank.

Trust Preferred Securities

On June 27, 2002, the Company issued $4 million in trust preferred securities through a private placement of Floating Rate Trust Preferred Securities of Access Anytime Capital Trust II with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities are at a variable rate of the London Interbank Offered Rate (LIBOR) plus 365 basis points, floating quarterly, with a five-year cap of 12%.  At December 31, 2004, the interest rate was 5.72%.  The trust preferred securities may be redeemed by the Company at par on July 25, 2007.

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

As discussed in Note 1 to the consolidated financial statements, the Company adopted the full provisions of Interpretation 46R on December 31, 2004 and deconsolidated its trust preferred securities issued by Trust I of $4.0 million and Trust II of $4.0 million.  As part of the deconsolidation of the trust preferred securities, the Company recorded an additional $248,000 in Trust Preferred Securities-Notes Payable, and the investment in the Capital Securities of Trust I and Trust II of $248,000 in Other Assets.

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

During 2004, net loans increased approximately $44.8 million or 49.8% from December 31, 2003 and the allowance for loan losses increased by $401,000.  A portion ($170,000) of the valuation allowance was acquired as part of the acquisition of the two Las Cruces, New Mexico branches.  Management feels that the December 31, 2004 allowances are adequate to address probable losses in the loan portfolio.

The following presents an analysis of the allowance for loan losses for years ended December 31, 2004, 2003, and 2002.

	Year ended December 31
	2004	2003	2002
	(Dollars In Thousands)
Mortgage Loans:
Balance at beginning of year	$197	$210	$451
Charged off:
Single family	(33)	(16)	(53)
Commercial real estate	(11)	(206)	—
Recoveries	—	—	—
Net loans charged-off	(44)	(222)	(53)
Provision for loan losses charged to operations	176	66	162
Transfers	122	143	(350)

Balance at end of year	$451	$197	$210

Consumer and Other:
Balance at beginning of year	$753	$615	$294
Charged-off:
Commercial	(167)	(83)	(319)
Automobile	(252)	(312)	(297)
Credit card	(70)	(45)	(38)
Other consumer	—	(82)	(40)
Recoveries:
Commercial	12	20	—
Automobile	20	53	40
Credit card	1	3	1
Other consumer	—	12	—
Net loans charged-off	(456)	(434)	(653)
Provision for loan losses charged to operations	555	715	624
Acquired valuation allowance	170	—	—
Transfers	(122)	(143)	350

Balance at end of year	$900	$753	$615

Total Allowance for Loan Losses:
Balance at beginning of year	$950	$825	$745

Loans charged-off	(533)	(744)	(747)
Recoveries	33	88	41
Net loans charged-off	(500)	(656)	(706)
Provision for loan losses charged to operations	731	781	786
Acquired valuation allowance	170	—	—

Balance at end of year	$1,351	$950	$825

Allowance for loan losses as a percentage of total loans outstanding	0.67%	0.61%	0.54%

Non-performing assets.  Total non-performing assets decreased by approximately $800,000 during 2004.  The non-performing assets to total assets ratio is one indicator of the exposure to credit risk.  Non-performing assets of the Bank consist of non-accruing loans, troubled debt restructurings, and real estate which was acquired as a result of foreclosure. The composition of the Bank’s portfolio of non-performing assets is shown in the following table:

	2004	2003	2002
	(Dollars In Thousands)

Non-accruing loans*	$508	$1,054	$1,623
Past due 90 days or more and still accruing	—	—	—
Troubled debt restructured	—	—	—
Other real estate	311	565	648

Total non-performing assets	$819	$1,619	$2,271

Ratio of non-performing assets to total assets	0.22%	0.79%	1.18%

  *    Primarily loans which are past due for 90 days or more

Interest lost on non-performing assets amounted to $16,660 in 2004 compared to $39,388 in 2003.

Investment securities - The Bank’s available-for-sale securities portfolio has a $7,002 net unrealized loss at December 31, 2004, while the Bank’s held-to-maturity securities portfolio has a net unrealized loss of $505,805 at December 31, 2004.  The majority of the unrealized losses relate to the Company’s GNMA and U.S. Treasury bond portfolio, which are guaranteed by the full faith and credit of the United States Government and have been classified by the Company as held-to-maturity.  These unrealized losses are caused by fluctuations in market interest rates.  The Company believes that the United States Government will honor their interest payment schedules, as well as the full debt at maturity.  Because the unrealized losses are due to market interest rates and no credit worthiness factors exist, and because the Company has the ability to hold these investments to maturity, the Company believes that the investments are not considered other-than-temporarily impaired.

Off-Statement of Financial Condition Arrangements

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

The following table details the amounts and expected maturities of significant commitments as of December 31, 2004.

	Payments Due In
	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in Thousands)

Commitments to extend credit:

Residential real estate loans	$4,837	$—	$—	$—	$4,837

Construction loans	1,642				1,642

Lines of credit	17,286	—	—	—	17,286

Credit cards	2,473	—	—	—	2,473

Letters of credit	80	—	—	—	80

Commitments to sell mortgage loans	9,393	—	—	—	9,393

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

On May 24, 2004, the Company entered into an agreement with Journal Center Corporation, to purchase a parcel of land in Albuquerque, New Mexico.  The purchase price will be equal to the total number of square feet contained in the property, multiplied by $9.75.  The Company expects the purchase price to be approximately $1,186,000.  Closing is expected on or before March 16, 2005.  As of the date of this report, the transaction had not yet closed.  Plans for construction of a building at the property site are also pending.

At December 31, 2004, the Bank had no open interest rate swaps, futures, or options.

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

Critical Accounting Policies

Allowance for Loan Losses.  The level of allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans.  During 2004, the provision for loan losses decreased to $731,000 from $781,000 for 2003.

Management of the Bank has reviewed its Loan Loss Reserve Policy for compliance with SEC Staff Accounting Bulletin (SAB) 102.  In determining the allowance for loan losses the Bank follows the OTS and SEC guidelines, specifically the guidance outlined in OTS CEO Memo 142, SEC SAB 102, SFAS 5, and SFAS 114.

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

•      Consideration of external factors such as local, regional, and national economic factors

•      An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

The loan portfolio is segmented and historical loss percentages are applied to the identified segments of the portfolio in conjunction with SFAS 5.  In addition, certain loans are individually analyzed and an allowance amount is calculated for each one of these loans, in conjunction with SFAS 114.  Specific allowances are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable.

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

Income Taxes.  As of December 31, 2004, the Company had a total New Mexico net operating loss of approximately $5.1 million.  The loss may not be carried back, and will expire in 2005.  During 2004, the net deferred tax asset associated with the New Mexico net operating loss was reduced by approximately $283,000, due to a re-evaluation of the realizability of the net operating loss.  This re-evaluation resulted in the establishment of a valuation allowance of approximately $234,000 as of December 31, 2004.  In assessing the realizability of the remaining deferred tax assets, management considered projected future taxable income and tax planning strategies.  Based on the Company’s historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company’s future taxable income will be sufficient to realize the benefit of the deferred tax assets, net of the valuation allowance and deferred tax liabilities, at December 31, 2004.

Other Intangible Assets.  The Company has an intangible asset that was originated in connection with the Company’s expansion through an acquisition of two established branch operations in target markets in 1999.  The intangible asset did not meet the definition of a business combination in accordance with Statement No. 141.  As such, the Company continues to amortize the intangible asset related to the acquisition in accordance with Statement No. 142 over a period of fifteen years.  The Company also has core deposit premium intangible assets recorded in conjunction with the acquisition of three branches in 2004.  The core deposit premium intangible assets are being amortized over a ten year period.

Goodwill.  The excess of cost over fair value of the net assets of acquired banks is recorded as goodwill.  In conjunction with the acquisition of the Las Cruces, New Mexico and Sun City, Arizona branches, the Company recorded approximately $9.1 million of goodwill in 2004.  In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Las Cruces and Sun City acquisitions were completed on May 1, 2004 and November 1, 2004, respectively, and at December 31, 2004 there were no circumstances that indicated that the goodwill related to either acquisition was impaired.  The Company will perform its annual impairment testing as of April 30 of each calendar year.

Contractual Cash Obligations

The following table presents contractual cash obligations and commercial commitments of the Company as of December 31, 2004.

	Payments due by Period
Contractual Cash Obligations	Less than One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(Dollars in Thousands)

Federal Home Loan Bank advances	$3,700	$2,842	$—	$—	$6,542
Trust Preferred Securities-Notes Payable	—	—	—	8,248	8,248
Operating leases	22	22	11	—	55
Total contractual cash obligations	$3,722	$2,864	$11	$8,248	$14,845

Impact of New Accounting Standards

Note 1 to the consolidated financial statements discusses new accounting policies that were adopted during 2004 and the expected impact of accounting policies issued but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affect the Company’s financial condition, results of operations or liquidity, the impact is discussed elsewhere in “Management’s Discussion and Analysis or Plan of Operation” and in the notes to the consolidated financial statements.

Forward-Looking Statements

Statements made in this Form 10-KSB and other documents the Company files with the SEC that relate to future events or the Company’s expectations, projections, estimates, intentions, goals, targets and strategies are made pursuant to the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based upon current expectations and estimates and the Company assumes no obligation to update this information.  Because actual results may differ materially from those expressed or implied by forward-looking statements, the Company cautions readers not to place undue reliance on these statements.  Factors that could cause actual results to differ, and that could affect the Company’s future financial condition, cash flow and operating results include changes in economic conditions in the Company’s market area, changes in policies or adverse decisions by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition.  Further discussion regarding the factors affecting the Company that could cause actual results to differ from those expressed or implied by the Company’s forward-looking statements is contained in the Company’s current and future Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K filed with the SEC.

Item 7.                    Financial Statements

Financial statements are filed as a part of this report at the end of Part III hereof beginning at page F-1, Index to Consolidated Financial Statements, and are incorporated herein by reference.

Item 8.                    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.                 Controls and Procedures

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the chief executive officer and principal accounting officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the chief executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed by the Company in its periodic Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and to provide reasonable assurance that information required to disclosed by the Company is accumulated and communicated to the Company’s management, including the chief executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.                 Other Information

None

PART III

The information required by Items 9 through 12 of Part III is omitted from this report because the Company will file a definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-KSB and certain information included therein is incorporated herein by reference.

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

**2.0

Branch Purchase and Deposit Assumption Agreement dated June 18, 1999 between Bank of Albuquerque, National Association, and FirstBank (now known as AccessBank), a federal savings bank (incorporated by reference from the Company’s Form 8-K filed November 19, 1999)

**2.1

Letter amendment, dated September 30, 1999, to Branch Purchase and Deposit Assumption Agreement dated June 18, 1999 between Bank of Albuquerque, National Association, and FirstBank (now known as AccessBank), a federal savings bank (incorporated by reference from the Company’s Form 8-K filed November 19, 1999)

**2.2

Branch Purchase and Deposit Agreement dated January 30, 2004, between Matrix Capital Bank, a federal savings bank and FirstBank (now known as AccessBank), a federal savings bank (incorporated by reference from the Company’s March 31, 2004 10-QSB.

**2.2.1

Addendum dated May 1, 2004 to the Branch Purchase and Deposit Assumption Agreement between Matrix Capital Bank and FirstBank (now known as AccessBank) (incorporated by reference from the Company’s Form 8-K/A filed on July 13, 2004)

**2.3

Branch Purchase and Deposit Assumption Agreement , dated July 7, 2004, between Matrix Capital Bank, a federal savings bank, and AccessBank, a federal savings bank (incorporated by reference from the Company’s June 30, 2004 10-QSB)

**2.3.1

Amendment, dated September 30, 2004, to the Branch Purchase and Deposit Assumption Agreement dated July 7, 2004, between Matrix Capital Bank, a federal savings bank, and AccessBank, a federal savings bank (incorporated by reference from the Company’s September 30, 2004 10-QSB)

**3.1

Certificate of Amendment of Certificate of Incorporation and Certificate of Incorporation of the Company (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997, SEC File No. 0-28894)

**3.2	Bylaws of the Company, as amended through March 30, 2000 (incorporated by reference from the Company’s March 31, 2000 10-QSB

**10.1	Agreement and Plan of Reorganization and Plan of Merger (incorporated by reference from the Company’s Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

**10.3	Profit Sharing and Employee Stock Ownership Plan of FirstBank (now known as AccessBank) (incorporated by reference from the Company’s December 31, 2000 10-KSB)

**10.3.1	Amendment Number One to Profit Sharing and Employee Stock Ownership Plan of FirstBank (now known as AccessBank) (incorporated by reference from the Company’s December 31, 2001 10-KSB)

**10.3.2	Amendment Number Two to Profit Sharing and Employee Stock Ownership Plan of FirstBank (now known as AccessBank) (incorporated by reference from the Company’s December 31, 2001 10-KSB)

**10.3.3	Amendment Number Three to Profit Sharing and Employee Stock Ownership Plan of FirstBank (now known as AccessBank) (incorporated by reference from the Company’s December 31, 2001 10-KSB)

**10.3.4	Amendment Number Four to Profit Sharing and Employee Stock Ownership Plan of FirstBank (now known as AccessBank) (incorporated by reference from the Company’s June 30, 2003 10-QSB)

**10.3.5	Amendment Number Five to Profit Sharing and Employee Stock Ownership Plan of FirstBank (now known as AccessBank) (incorporated by reference from the Company’s December 31, 2003 10-KSB)

**10.3.6	Amendment Number Six to Profit Sharing and Employee Stock Ownership Plan of FirstBank (now known as AccessBank) (incorporated by reference from the Company’s March 31, 2003 10-QSB)

**10.3.7	Amendment Number Seven to Profit Sharing and Employee Stock Ownership Plan of FirstBank (now known as AccessBank) (incorporated by reference to the Company’s June 30, 2004 10-QSB)

**10.4

Agreement for Standby Letter of Credit Advances/Confirmation, Collateral Pledge and Security Agreement with FHLB of Dallas (incorporated by reference from the Company’s Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

**10.5	Placement Agent Agreement, dated September 7, 2004, between Access Anytime Bancorp, Inc. and Howe Barnes Investments, Inc. (incorporated by reference from the Company’s September 30, 2004 10-QSB)

**10.5.1	Form of Subscription Agreement for the private placement of 240,000 shares. Subscription Agreements were accepted by Access Anytime Bancorp, Inc. on September 24, 2004 from the

Exhibit No.	Description

following director purchasers: Carruthers Family Revocable Trust for 5,000 shares; Cornelius J. Higgins and Patricia G. Higgins Revocable Trust for 10,000 shares; Robert Chad Lydick for 5,000 shares; Allan Moorhead for 5,000 shares; and David Ottensmeyer for 5,000 shares (incorporated by reference from the Company’s September 30, 2004 10-QSB)

**/***10.6	Employment Agreement with Kenneth J. Huey, Jr. (incorporated by reference from the Company’s Registration Statement on Form 8-A, filed October 11, 1996, SEC File No. 001-12309)

**/***10.6.1	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated November 20, 1997 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.6.2	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated July 29, 1999 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.6.3	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated August 23, 2001 (incorporated by reference from the Company’s September 30, 2001 10-QSB)

**/***10.6.4	Extension of Employment Agreement with Kenneth J. Huey, Jr. dated July 30, 2004 (incorporated by reference from the Company’s June 30, 2004 10-QSB

**/***10.7	Employment Agreement with Norman R. Corzine (incorporated by reference from the Company’s 1996 10-KSB)

**/***10.7.1	Extension of Employment Agreement with Norman R. Corzine dated November 20, 1997 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.7.2	Extension of Employment Agreement with Norman R. Corzine dated July 29, 1999 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.7.3	Extension of Employment Agreement with Norman R. Corzine dated August 23, 2001 (incorporated by reference from the Company’s September 30, 2001 10-QSB)

**/***10.7.4	Extension of Employment Agreement with Norman R. Corzine dated December 19, 2002 (incorporated by reference from the Company’s December 31, 2002 10-KSB)

**/***10.7.5	Amendment to Employment Agreement with Norman R. Corzine dated February 15, 2004 (incorporated by reference from the Company’s December 31, 2003 10-KSB)

**/***10.8	Employment Agreement with Don K. Padgett (incorporated by reference from the Company’s June 30, 2002 10-QSB)

**/***10.8.1	Extension of Employment Agreement with Don K. Padgett dated December 19, 2002 (incorporated by reference from the Company’s December 31, 2002 10-KSB

**/***10.8.2	Amendment to Employment Agreement with Don K. Padgett dated February 15, 2004 (incorporated by reference from the Company’s December 31, 2003 10-KSB)

**/***10.10	Non-Employee Director Retainer Plan (incorporated by reference from the Company’s Registration Statement on Form S-8, filed June 2, 1997, SEC File No. 333-28217)

**/***10.10.1	Amendment Number One to Non-Employee Director Retainer Plan (incorporated by reference from the Company’s June 30, 2001 10-QSB)

**/***10.10.2	Amendment Number Two to Non-Employee Director Retainer Plan (incorporated by reference from the Company’s June 30, 2003 10-QSB)

**/***10.10.3	Amendment Number Three to Non-Employee Director Retainer Plan (incorporated by reference from the Company’s June 30, 2003 10-QSB)

**/***10.11

Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan (incorporated by reference from the Company’s Registration Statement on Form S-8, filed May 1, 2003, SEC File No. 333-104906)

**/***10.12	Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s December 31, 1998 10-KSB)

**/***10.12.1	Amendment Number One to the Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s September 30, 1999 10-QSB)

**/***10.12.2	Amendment Number Two to the Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s September 30, 2002 10-QSB)

Exhibit No.	Description
**/***10.12.3	Amendment Number Three to the Executive Savings Plan dated June 1, 1998 (incorporated by reference from the Company’s December 31, 2002 10-KSB)

**/***10.12.4	Amendment Number Four to the Executive Savings Plan dated September 23, 2004 (incorporated by reference from the Company’s September 30, 2004 10-QSB
**16.1	Letter from the certifying accountants required by Regulation S-B, Item 304(a)(3) (incorporated by reference from the Company’s December 31, 2000 10-KSB)

*21	Subsidiaries of the Small Business Issuer

*23	Consent of KPMG LLP

*31.1	Certification of Chief Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Previously filed
***	Designates each management contract or compensatory plan or arrangement required to be identified pursuant to Item 13 of Form 10-KSB.

Item 14.                 Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS ANYTIME BANCORP, INC.

Date: March 2, 2005	/s/ Norman R. Corzine
Norman R. Corzine, Chairman of the Board,
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Norman R. Corzine	By:	/s/ R. Chad Lydick
	Norman R. Corzine		R. Chad Lydick
	Chairman of the Board		Director
Chief Executive Officer
Director

	Date: March 2, 2005		Date: March 2, 2005

By:	/s/ Ken Huey, Jr.	By:	/s/ Charles Guthals
	Ken Huey, Jr.		Charles Guthals
	Chief Financial Officer		Director
Principal Accounting Officer
Director

	Date: March 2, 2005		Date: March 2, 2005

By:	/s/ Thomas W. Martin, III	By:	/s/ Allan M. Moorhead
	Thomas W. Martin, III		Allan M. Moorhead
	Director		Director

	Date: March 2, 2005		Date: March 2, 2005

By:	/s/ David Ottensmeyer, M.D.	By:	/s/ Cornelius Higgins, Ph.D.
	David Ottensmeyer		Cornelius Higgins
	Director		Director

	Date: March 2, 2005		Date: March 2, 2005

By:	/s/ Richard H. Harding	By:	/s/ Don K. Padgett
	Richard H. Harding		Don K. Padgett
	Director		President
Director

	Date: March 2, 2005		Date: March 2, 2005

By:	/s/ Garrey E. Carruthers, Ph.D
Garrey E. Carruthers
Director

Date: March 2, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Access Anytime Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Access Anytime Bancorp, Inc. and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Anytime Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Albuquerque, New Mexico

February 11, 2005

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31
	2004	2003
ASSETS

Cash and cash equivalents	$8,942,538	$11,611,364
Certificates of deposit	3,770,000	4,480,000
Securities available-for-sale (amortized cost of $17,379,171 and $5,718,248)	17,372,169	5,814,701
Securities held-to-maturity (aggregate fair value of $106,384,372 and $16,829,145)	106,890,177	16,761,939
Securities trading	988,163	—
Loans held-for-sale (aggregate fair value of $4,637,921 and $1,834,564)	4,556,135	1,797,290
Loans receivable, net	201,072,521	156,237,317
Interest receivable, loans	891,018	732,964
Interest receivable, securities	625,494	125,994
Real estate owned, net	311,357	565,159
Federal Home Loan Bank stock	1,838,000	1,167,200
Premises and equipment, net	8,254,310	3,556,833
Goodwill	9,137,399	—
Other intangible assets, net of accumulated amortization of $783,498 and $606,104	2,080,590	1,577,984
Deferred tax assets	—	388,573
Other assets	809,283	609,834

Total assets	$367,539,154	$205,427,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$329,433,756	$162,846,107
Federal Home Loan Bank advances	6,542,055	17,066,654
Accrued interest and other liabilities	2,104,634	1,794,005
Advanced payments by borrowers for taxes and insurance	312,441	354,670
Deferred tax liabilities	8,618	—
Trust Preferred Securities – Notes Payable	8,248,000	8,000,000

Total liabilities	346,649,504	190,061,436

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 1,800,971 and 1,510,744 shares issued; 1,591,418 and 1,221,070 outstanding in 2004 and 2003, respectively	18,010	15,107
Capital in excess of par value	15,522,508	11,643,276
Retained earnings	6,960,346	5,831,295
Accumulated other comprehensive (loss) income, net of tax (benefit) expense of $(2,801) and $38,581	(4,201)	57,872
	22,496,663	17,547,550

Unallocated Employee Stock Ownership Plan shares; 106,693 and 128,000 shares outstanding	(600,148)	(690,000)
Treasury stock, at cost; 102,860 and 161,674 shares outstanding	(1,006,865)	(1,491,834)
Total stockholders’ equity	20,889,650	15,365,716

Total liabilities and stockholders’ equity	$367,539,154	$205,427,152

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
	2004	2003	2002

Interest income:
Loans receivable	$12,022,291	$10,675,387	$10,984,706
Investment securities	795,912	188,269	178,954
Mortgage-backed securities	968,396	253,295	485,022
Other interest income	235,678	299,548	260,723

Total interest income	14,022,277	11,416,499	11,909,405

Interest expense:
Deposits	3,727,531	3,298,076	4,239,111
Federal Home Loan Bank advances	437,839	427,809	328,484
Other borrowings	669,377	652,871	613,482

Total interest expense	4,834,747	4,378,756	5,181,077

Net interest income before provision for loan losses	9,187,530	7,037,743	6,728,328
Provision for loan losses	731,000	781,000	786,000

Net interest income after provision for loan losses	8,456,530	6,256,743	5,942,328

Noninterest income:
Loan servicing and other fees	607,498	744,588	578,567
Net realized gains on sales of available-for-sale securities	18,420	10,747	58,115
Gains on sales of loans held-for-sale	1,071,716	1,922,516	786,825
Other income	1,428,144	1,056,598	996,122

Total noninterest income	3,125,778	3,734,449	2,419,629

Noninterest expense:
Salaries and employee benefits	4,845,234	4,521,114	3,468,295
Occupancy expense	1,263,906	874,597	842,959
Deposit insurance premium	83,126	78,864	97,224
Advertising	178,856	108,831	84,442
Professional fees	671,712	677,590	340,927
Other expense	2,340,948	1,966,011	1,889,129

Total noninterest expense	9,383,782	8,227,007	6,722,976

Income before income taxes	2,198,526	1,764,185	1,638,981

Income tax expense	1,069,475	480,249	635,948

Net income	$1,129,051	$1,283,936	$1,003,033

Earnings per common share-basic	$.84	$1.03	$.77

Earnings per common share-assuming dilution	$.78	$.94	$.73

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Common Stock		Capital in Excess		Accumulated Other Comprehensive Income	Unallocated	Treasury Stock
	Comprehensive Income	Number of shares	Amount	of Par Value	Retained Earnings	(Loss) Net	ESOP Shares	Number of shares	Amount	Total

Balance at December 31, 2001		1,495,633	$14,956	$11,157,895	$3,544,326	$71,877	$(1,050,000)	33,642	$(236,895)	$13,502,159

Net income	$1,003,033	—	—	—	1,003,033	—	—	—	—	1,003,033

Net change in market value of available-for-sale securities, net of tax	18,320	—	—	—	—	18,320	—	—	—	18,320
Total comprehensive income	$1,021,353

Common stock issued		12,379	124	80,728	—	—	—	—	—	80,852

Common stock rights awarded in lieu of directors’ cash compensation		—	—	52,800	—	—	—	—	—	52,800

Purchases of treasury stock		—	—	—	—	—	—	12,209	(106,750)	(106,750)

ESOP shares allocated		—	—	86,799	—	—	180,000	—	—	266,799
Balance at December 31, 2002		1,508,012	15,080	11,378,222	4,547,359	90,197	(870,000)	45,851	(343,645)	14,817,213

Net Income	$1,283,936	—	—	—	1,283,936	—	—	—	—	1,283,936

Net change in market value of available-for-sale securities, net of tax	(32,325)	—	—	—	—	(32,325)	—	—	—	(32,325)
Total comprehensive income	$1,251,611

Common stock issued		2,732	27	16,990	—	—	—	—	—	17,017

Common stock rights awarded in lieu of directors’ cash compensation		—	—	71,000	—	—	—	—	—	71,000

Purchases of treasury stock		—	—	—	—	—	—	115,823	(1,148,189)	(1,148,189)

ESOP shares allocated		—	—	177,064	—	—	180,000	—	—	357,064
Balance at December 31, 2003		1,510,744	15,107	11,643,276	5,831,295	57,872	(690,000)	161,674	(1,491,834)	15,365,716

Net Income	$1,129,051	—	—	—	1,129,051	—	—	—	—	1,129,051

Net change in market value of available-for-sale securities, net of tax	(62,073)	—	—	—	—	(62,073)	—	—	—	(62,073)
Total comprehensive income	$1,066,978

Common stock issued		290,227	2,903	3,263,769	—	—	—	—	—	3,266,672

Common stock rights awarded in lieu of directors’ cash compensation		—	—	133,750	—	—	—	—	—	133,750

Purchases of treasury stock		—	—	—	—	—	—	8,951	(125,022)	(125,022)

Sales of treasury stock		—	—	306,234	—	—	—	(67,765)	609,991	916,225

ESOP shares allocated		—	—	175,479	—	—	89,852	—	—	265,331
Balance at December 31, 2004		1,800,971	$18,010	$15,522,508	$6,960,346	$(4,201)	$(600,148)	102,860	$(1,006,865)	$20,889,650

	Years ended December 31
	2004	2003	2002

Disclosure of reclassification amounts:
Unrealized holding (losses) gains arising during period	$(43,653)	$(21,578)	$76,435
Reclassification adjustment for gains included in net income	(18,420)	(10,747)	(58,115)
Net change in market value of available-for-sale securities, net of tax	$(62,073)	$(32,325)	$18,320

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
	2004	2003	2002

Cash flows from operating activities:
Net income	$1,129,051	$1,283,936	$1,003,033
Adjustments to reconcile net income to cash from operating activities:
Depreciation	486,072	400,598	436,141
Deferred income taxes	397,191	(27,205)	611,239
Provision for loan losses	731,000	781,000	786,000
Amortization of (discounts) premiums on investment securities	(19,679)	44,295	34,420
Amortization of loan premiums, discounts and deferred fees, net	258,075	462,418	290,736
Amortization of other intangible assets	177,394	145,660	145,660
Non-cash ESOP contribution	265,331	357,064	266,799
Gains on sale of available-for-sale securities	(18,420)	(10,747)	(58,115)
Net increase in trading securities	(988,163)	—	—
Gains on sales of loans held-for-sale	(1,071,716)	(1,922,516)	(786,825)
Proceeds from sales of loans held-for-sale	58,256,488	106,156,965	41,508,677
Originations of loans held-for-sale	(59,943,617)	(99,478,623)	(46,240,249)
Common stock rights awarded in lieu of directors compensation	133,750	71,000	52,800
(Gain) loss on sale of foreclosed real estate	(38,811)	42,632	(45,440)
Gain on disposition of assets	(18,000)	(1,877)	(100)
Net (increase) decrease in accrued interest receivable and other assets	(554,025)	(749,522)	477,157
Increase (decrease) in accrued interest and other liabilities	71,966	409,809	(655,608)

Net cash from operating activities	(746,113)	7,964,887	(2,173,675)

Cash flows from investing activities:
Purchases of available-for-sale securities	(18,000,000)	(2,000,000)	(800,000)
Proceeds from maturities and principal repayments of available-for-sale securities	5,992,935	2,375,513	3,429,004
Proceeds from sales of available-for-sale-securities	480,785	461,305	1,177,867
Proceeds from maturities and principal repayments of held-to-maturity securities	5,265,546	855,806	527,390
Purchases of held-to-maturity securities	(95,386,873)	(15,775,000)	(780,000)
Purchase of certificates of deposit	(693,000)	(1,587,000)	(6,593,000)
Proceeds from maturities of certificates of deposit	1,403,000	3,100,000	1,398,000
Purchase of FHLB stock	(1,180,100)	(154,000)	(29,000)
Redemption of FHLB stock	509,300	—	—
Net increase in loans	(26,343,232)	(7,624,654)	(9,448,464)
Proceeds from sales of foreclosed real estate	443,702	445,368	659,715
Net cash received in acquisition of branches	149,626,530	—	—
Purchases of premises and equipment	(374,378)	(30,838)	(389,881)

Net cash from investing activities	21,744,215	(19,933,500)	(10,848,369)

Cash flows from financing activities:
Net (decrease) increase in deposits	(17,157,975)	3,648,949	12,277,160
Net (decrease) increase in Federal Home Loan Bank advances	(10,524,599)	8,799,333	(482,679)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(42,229)	(79,577)	126,578
Repayment of employee stock ownership plan-note payable	—	—	(1,141,766)
Issuance of trust preferred security-note payable	—	—	4,000,000
Purchase of treasury stock	(125,022)	(1,148,189)	(106,750)
Sale of treasury stock	916,225	—	—
Proceeds from issuance of common stock	3,266,672	17,017	80,852

Net cash from financing activities	(23,666,928)	11,237,533	14,753,395

(Decrease) increase in cash and cash equivalents	(2,668,826)	(731,080)	1,731,351
Cash and cash equivalents at beginning of year	11,611,364	12,342,444	10,611,093

Cash and cash equivalents at end of year	$8,942,538	$11,611,364	$12,342,444

	Years ended December 31
	2004	2003	2002

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,852,712	$4,387,266	$5,243,310
Income taxes	300,150	655,150	26,750
Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in settlement of loans	108,079	626,252	673,575

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - Access Anytime Bancorp, Inc. (the “Company”) is a thrift holding company for its wholly-owned subsidiary AccessBank (formerly FirstBank) (the “Bank”) and the Bank’s wholly-owned subsidiary, First Equity Development Corporation (“FEDCO”). The consolidated financial statements include the accounts and transactions of the Company, the Bank and FEDCO. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Loan Losses.  The level of allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, regulatory policies, general economic conditions, the estimated fair value of the underlying collateral and other factors which may affect the collectibility of the loans.  During 2004, the provision for loan losses decreased to $731,000 from $781,000 for 2003.

Management of the Bank has reviewed its Loan Loss Reserve Policy for compliance with SEC Staff Accounting Bulletin (SAB) 102.  In determining the allowance for loan losses the Bank follows the OTS and SEC guidelines, specifically the guidance outlined in OTS CEO Memo 142, SEC SAB 102, SFAS 5, and SFAS 114.

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

•      Consideration of external factors such as local, regional, and national economic factors

•      An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

The loan portfolio is segmented and historical loss percentages are applied to the identified segments of the portfolio in conjunction with SFAS 5.  In addition, certain loans are individually analyzed and an allowance amount calculated for each one of these loans, in conjunction with SFAS 114.  Specific allowances are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable.

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

Income Taxes.  As of December 31, 2004, the Company had a total New Mexico net operating loss of approximately $5.1 million.  The loss may not be carried back, and will expire in 2005.  During 2004, the net deferred tax asset associated with the New Mexico net operating loss was reduced by approximately $283,000, due to a re-evaluation of the realizability of the net operating loss.  This re-evaluation resulted in the establishment of a valuation allowance of approximately $234,000 as of December 31, 2004.  In assessing the realizability of the remaining deferred tax assets, management considered projected future taxable income and tax planning strategies.  Based on the Company’s historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company’s future taxable income will be sufficient to realize the benefit of the deferred tax assets, net of the valuation allowance and deferred tax liabilities, at December 31, 2004.

Other Intangible Assets.  The Company has an intangible asset that was originated in connection with the Company’s expansion through an acquisition of two established branch operations in target markets in 1999.  The intangible asset did not meet the definition of a business combination in accordance with Statement No. 141.  As such, the Company continues to amortize the intangible asset related to the acquisition in accordance with Statement No. 142 over a period of fifteen years.  The Company also has core deposit premium intangible assets recorded in conjunction with the acquisition of three branches in 2004.  The core deposit premium intangible assets are being amortized over a ten year period.

Goodwill.  The excess of cost over fair value of the net assets of acquired banks is recorded as goodwill.  In conjunction with the acquisition of the Las Cruces, New Mexico and Sun City, Arizona branches, the Company recorded approximately $9.1 million of goodwill in 2004.  In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Las Cruces and Sun City acquisitions were completed on May 1, 2004 and November 1, 2004, respectively, and at December 31, 2004 there were no circumstances that indicated that the goodwill related to either acquisition was impaired.  The Company will perform its annual impairment testing as of April 30 of each calendar year.

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

Other Intangible Assets – The Company has an intangible asset that was originated in connection with the Company’s expansion through an acquisition of two established branch operations in target markets in 1999.  The intangible asset did not meet the definition of a business combination in accordance with Statement No. 141.  As such, the Company continues to amortize the intangible asset related to the acquisition in accordance with Statement No. 142 over a period of fifteen years.  The Company also has core deposit premium intangible assets recorded in conjunction with the acquisition of three branches in 2004.  The core deposit premium intangible assets are being amortized over a ten year period.

Goodwill – The excess of cost over fair value of the net assets of acquired banks is recorded as goodwill.  In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company conducts its annual impairment testing as of April 1 of each calendar year.

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

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment.  See further discussion below.

Net Income Per Share - Basic earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods.  Diluted earnings per share reflects the potential dilution that would have occurred if stock options and other contingently issuable shares of common stock had been issued during the periods.

Reclassifications – Certain previous period balances have been reclassified to conform to the 2003 presentation.

Impact of New Accounting Standards

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

Statement 148 allows for the fair value based method under Statement 123, Accounting for Stock Based Compensation, or the intrinsic value based method under APB 25, Accounting for Stock Issued to Employees.  Under the fair value based method of accounting, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is generally the vesting period.  Under the intrinsic value method of accounting, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.  The Company has elected to continue to use the intrinsic value method of accounting under APB 25, and will disclose the pro forma effects of the fair value based method for the periods presented in its consolidated financial statements.

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment.  See further discussion below.

Had compensation cost for all grants of stock options and the director retainer plan shares during 2004, 2003, and 2002 been determined based on the fair value at the date of grant, reported net income and earnings per share would have been adjusted to the pro forma amounts shown below:

	2004	2003	2002

Net income, as reported	$1,129,051	$1,283,936	$1,003,033
Stock-based employee compensation expense included in reported net income, net of related tax effects	(82,178)	65,308	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40,077)	(147,013)	(35,275)
Pro forma net income	$1,006,796	$1,202,231	$967,758

Earnings per share-basic
As reported	$0.84	$1.03	$0.77
Pro forma	0.75	0.96	0.74

Earnings per share-assuming dilution
As reported	$0.78	$0.94	$0.73
Pro forma	0.69	0.88	0.71

In January 2003, the FASB issued Interpretation No. 46 (“Interpretation 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities.  The provisions of Interpretation 46 are immediately applicable to variable interest entities created after January 31, 2003.  In December 2003, the FASB issued a revision to Interpretation 46, commonly referred to as Interpretation No. 46R (“Interpretation 46R”).  The objective of Interpretation 46R was to provide additional clarification to Interpretation 46 and require public entities to identify those entities that are considered special purpose entities (“SPEs”) in which they have variable interests and to apply the provisions of either Interpretation 46 of 46R at December 31, 2003.  For small business issuers, the full provisions of Interpretation 46R were effective no later than the end of the first interim or annual period ending after December 15, 2004.

As discussed in Note 10 to the consolidated financial statements, the Company has business trusts for the purpose of issuing trust preferred securities.  Interpretation 46R specifically addresses trust preferred securities and determined that these types of trusts should not be consolidated as variable interest entities.  The Company adopted the full provisions Interpretation 46R on December 31, 2004 and deconsolidated its trust preferred securities issued by Trust I of $4.0 million and Trust II of $4.0 million.  As part of the deconsolidation of the trust preferred securities, the Company recorded an additional $248,000 in Trust Preferred Securities-Notes Payable, and the investment in the Capital Securities of Trust I and Trust II of $248,000 in Other Assets.

In April 2003, the FASB issued Statement No. 149 (“Statement 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This amendment of Statement 133 “Accounting for Derivative Instruments and Hedging Activities” amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively.  The adoption of Statement 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement No. 150 (“Statement 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  Statement 150 establishes standards for how a business enterprise classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity.  Statement 150 requires that a business enterprise classify financial instruments that are within its scope as liabilities (or as assets in some circumstances).  Statement 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The FASB deferred the provisions related to mandatorily redeemable financial instruments to periods beginning after December 15, 2004.  The adoption of Statement 150 on July 1, 2003 had no impact on the Company’s consolidated financial statements, and the adoption of deferred provisions at January 1, 2005 is not expected to have an impact on the Company’s consolidated financial statements.

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

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF No. 03-1 provides accounting guidance regarding the determination of when an impairment (i.e. fair value is less than amortized cost) of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in earnings.  EITF No. 03-1 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized.  The FASB is currently reconsidering in its entirety the EITF’s and all other guidance on disclosing, measuring, and recognizing other-than-temporary impairments of debt and equity securities.  Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF No. 03-1 and all relevant measurement and recognition requirements in other accounting literature.

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment.  Statement No 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  The revised Statement generally requires that companies account for these share-based transactions using the fair-value-based method, and eliminates a company’s ability to account for these transactions using the intrinsic value method of accounting in APB Opinion No. 25.  For small business issuers, Statement No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The Company has not yet determined the exact impact the new standard will have on its consolidated financial statements.  The above disclosures, as required by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123, provide detail as to its results of operations as if it had applied the fair value based method and recognition provisions of Statement No. 148 to stock-based employee compensation to the current reporting periods.

In December 2004, the AICPA issued SOP 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.  The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or loans accounted for as debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality.  The SOP requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.  It includes loans with evidence of deterioration of credit quality since origination, acquired by completion of a transfer, including such loans acquired in purchase business combinations, and applies to all nongovernmental entities, including not-for-profit organizations.  The SOP does not apply to loans originated by the entity or acquired loans that have not deteriorated in credit quality since origination.  The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.  The Company does not expect the SOP to have a material impact on its consolidated financial statements.

NOTE 2                 ACQUISITION OF BRANCHES

The Company completed its acquisition of two branches in Las Cruces, New Mexico on May 1, 2004 and one branch in Sun City, Arizona on November 1, 2004.  The branches were purchased from Matrix Capital Bank, a wholly owned subsidiary of Matrix Bancorp, Inc.  The branches are engaged in the business of attracting deposits and loans from the general public and businesses in the Las Cruces and Sun City areas.

In consideration of the assumption by the Bank of deposits and other liabilities, Matrix Capital Bank made cash transfers of $51.4 million at the close of the Las Cruces transaction and $98.1 million at the close of the Sun City transaction, representing the total amount of deposits and other liabilities assumed by the Bank, net of the amounts payable by the Bank to Matrix Capital Bank at the closings.  The amounts payable by the Bank to Matrix at the closings represented the purchase price of leasehold improvements and furniture, fixtures, and equipments, the unpaid balances of transferred loans, less any agreed-upon discounts, the value of the vault cash at the branches, the purchase price of the real estate, and the net purchase premiums.

The acquisitions were accounted for using the purchase method of accounting, and accordingly, the acquired assets and liabilities were recorded at their respective fair values on the dates of acquisition.  The Las Cruces branches’ account balances acquired on May 1, 2004 and the Sun City branch account balances acquired on November 1, 2004 are included in the Company’s 2004 Consolidated Statement of Condition.  Results of operations from the Las Cruces branches and the Sun City branch are included in the Company’s 2004 Consolidated Statement of Operations from May 1, 2004 and November 1, 2004, respectively.

The following table summarizes the estimated fair values of the acquired assets and assumed liabilities at the dates of acquisition.  The purchase price allocations have not been finalized pending valuation of certain assets.

ASSETS

Cash and cash equivalents, net of acquisition costs	$149,626,530
Loans receivable	19,589,126
Interest receivable, loans	95,691
Premises and equipment	4,791,171
Goodwill	9,137,399
Core deposit intangible	680,000
Other assets	2,297

Total assets acquired	$183,922,214

LIABILITIES

Deposits	$183,745,624
Accrued interest and other liabilities	176,590
Total liabilities assumed	$183,922,214

All the acquired other intangible assets were assigned to core deposit premium intangible subject to amortization.  The core deposit premiums are being amortized over their estimated useful lives of 10 years.

Goodwill recognized in the transactions is deducted for tax purposes over a 15 year period.

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

	Years ended December 31,
	2004	2003

Balance at beginning of year	$—	$—
Goodwill acquired during year	9,137,399	—
Goodwill adjustments	—	—
Impairment losses	—	—
Balance at end of year	$9,137,399	$—

The following table reflects the pro forma results of operations as though the acquisitions of the branches had been completed on January 1, 2003.  This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisition taken place on January 1, 2003.  The pro forma results of operations do not include pro forma adjustments related to potential earnings from the potential investment of the net cash received from Matrix Capital Bank at the close of the acquisitions.

	Years ended December 31,
	2004	2003

Net interest income before provision for loan losses	$7,388,732	$5,178,713
Net loss	(231,372)	(1,408,449)
Loss per share
Basic	(0.17)	(1.12)
Assuming dilution	(0.17)	(1.12)

In 1999, the Bank acquired certain assets of two branches of Bank of Albuquerque, N.A., a wholly-owned subsidiary of BOK Financial Corporation, for the assumption of deposits and related liabilities of the branches.  The Company has an intangible asset that was originated in connection with this expansion.  The intangible asset did not meet the definition of a business combination in accordance with Statement No. 141.  As such, the Company continues to amortize the intangible asset related to the acquisition in accordance with Statement No. 142 over a period of fifteen years.

NOTE 3                 SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management’s intent.  See Note 14 to the consolidated financial statements for a discussion of trading securities.  The carrying amounts of securities and their approximate fair values at December 31 follow:

	Amortized	Gross unrealized		Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
December 31, 2004:
Mortgage-backed securities:
GNMA adjustable rate	$1,826,160	$1,603	$15,002	$1,812,761
GNMA fixed rate	346,471	19,686	—	366,157
Equity securities:
FNMA common stock	6,858	283	—	7,141
FNMA bonds	1,000,000	—	11,250	988,750
U.S. Treasury Notes	13,999,682	650	14,092	13,986,240
Trust preferred securities	200,000	11,120	—	211,120
	$17,379,171	$33,342	$40,344	$17,372,169
December 31, 2003:
Mortgage-backed securities:
GNMA adjustable rate	$2,476,208	$9,837	$11,704	$2,474,342
GNMA fixed rate	680,182	42,420	—	722,602
Equity securities:
FNMA common stock	6,858	410	—	7,268
FNMA bonds	1,000,000	—	—	1,000,000
FFCB bonds	1,000,000	5,630	—	1,005,630
Trust preferred securities	555,000	49,860	—	604,860
	$5,718,248	$108,157	$11,704	$5,814,701

	Amortized	Gross unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity securities:
December 31, 2004:
Mortgage-backed securities:
GNMA adjustable rate	$46,341,854	$1,620	$286,988	$46,056,486
FHLMC adjustable rate	162,663	580	561	162,682
GNMA fixed rate	7,271,104	70,565	8,050	7,333,619
CMO fixed rate	4,939,455	—	5,406	4,934,049
FHLB bonds	4,252,961	11,553	2,460	4,262,054
FHLMC bonds	1,000,000	—	5,000	995,000
FFCB bonds	2,011,700	800	—	2,012,500
FNMA bonds	1,000,000	—	17,500	982,500
US treasury bonds	38,813,119	—	240,351	38,572,768
Corporate bonds	490,407	—	6,132	484,275
Municipal tax exempt fixed rate	606,914	—	18,475	588,439

	$106,890,177	$85,118	$590,923	$106,384,372
December 31, 2003:
Mortgage-backed securities:
GNMA adjustable rate	$4,027,531	$—	$8,473	$4,019,059
FHLMC adjustable rate	287,414	2,227	—	289,641
FHLB bonds	4,256,383	35,488	—	4,291,872
FHLMC bonds	1,002,199	4,361	—	1,006,560
US treasury bonds	6,017,687	16,073	—	6,033,760
Corporate bonds	870,725	3,871	1,941	872,655
Trust preferred securities	300,000	15,600	—	315,600

	$16,761,939	$77,620	$10,414	$16,829,145

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 2004 were as follows:

	Available-for-sale securities:		Held-to-maturity securities:
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$13,999,679	$13,986,240	$8,000,229	$7,982,377
Due from one to five years	1,000,000	988,750	37,975,398	37,746,529
Due from five to ten years	—	—	—	—
Due after ten years	2,379,492	2,397,179	60,914,550	60,655,466

	$17,379,171	$17,372,169	$106,890,177	$106,384,372

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral.  The underlying principal on mortgage-backed securities may be recovered earlier than their scheduled contractual maturities because of principal prepayments.

Securities of $11,438,220 and $4,467,679 were pledged to secure public deposits and for other purposes required or permitted by law at December 31, 2004 and 2003, respectively.

Unrealized losses and information on impairment, severity, and duration were as follows:

	Unrealized losses on securities at December 31, 2004
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
Mortgage-backed securities:
GNMA adjustable rate	$1,149,320	$6,346	$663,441	$8,656	$1,812,761	$15,002
U.S. Treasury Notes	13,986,240	14,092	—	—	13,986,240	14,092
FNMA bonds	988,750	11,250	—	—	988,750	11,250
	$16,124,310	$31,688	$663,441	$8,656	$16,787,751	$40,344

Held-to-maturity securities:
Mortgage-backed securities:
GNMA adjustable rate	$46,056,486	$286,988	$—	$—	$46,056,486	$286,988
GNMA fixed rate	7,333,619	8,050	—	—	7,333,619	8,050
FHLMC adjustable rate	162,682	561	—	—	162,682	561
CMO fixed rate	4,934,049	5,406	—	—	4,934,049	5,406
FHLB bonds	4,262,054	2,460	—	—	4,262,054	2,460
FHLMC bonds	995,000	5,000	—	—	995,000	5,000
FFCB bonds	2,012,500	—	—	—	2,012,500	—
FNMA	982,500	17,500	—	—	982,500	17,500
U.S. Treasury bonds	38,572,768	240,351	—	—	38,572,768	240,351
Corporate bonds	484,275	6,132	—	—	484,275	6,132
Municipal tax exempt fixed rate	588,439	18,475	—	—	588,439	18,475
	$106,384,372	$590,923	$—	$—	$106,384,372	$590,923

The Company’s unrealized losses at December 31, 2004 were $631,267.  The majority of the unrealized losses relate to the Company’s GNMA and U.S. Treasury bond portfolio, which are guaranteed by the full faith and credit of the United States Government and have been classified by the Company as held-to-maturity.  These unrealized losses are caused by fluctuations in market interest rates.  The Company believes that the United States Government will honor their interest payment schedules, as well as the full debt at maturity.  Because the unrealized losses are due to market interest rates and no credit worthiness factors exist, and because the Company has the ability to hold these investments to maturity, the Company believes that the investments are not considered other-than-temporarily impaired.

NOTE 4                 LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, at December 31, follows:

		Gross unrealized
December 31	Amortized cost	Gains	Losses	Fair value

2004	$4,556,135	$81,786	$—	$4,637,921
2003	1,797,290	37,274	—	1,834,564

Proceeds from the sale of loans held-for-sale were $58,256,488, $106,156,965, and $41,508,677 for the years ended December 31, 2004, 2003 and 2002, respectively.  Gains of $1,073,596 and losses of $1,880 were recognized in 2004, gains of $1,926,013 and losses of $3,497 were recognized in 2003, while gains of $786,964 and losses of $139 were recognized in 2002.

NOTE 5                 LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

	December 31
	2004	2003

First mortgage loans:
Conventional	$82,088,273	$75,526,322
FHA insured and VA guaranteed	9,451,207	8,741,925
Commercial real estate loans	53,130,323	36,527,727
Commercial loans, other than mortgage	19,686,535	8,087,247
Consumer and installment loans	24,440,978	21,723,933
Construction loans	7,913,743	2,231,421
Other	7,768,561	6,524,285

	204,479,620	159,362,860

Less:
Loans in process	1,642,240	1,381,678
Unearned discounts, deferred loan fees, and other	413,692	794,349
Allowance for loan losses	1,351,167	949,516

	$201,072,521	$156,237,317

An analysis of the changes in allowance for loan losses follows:

	Years ended December 31
	2004	2003	2002

Balance at beginning of year	$949,516	$824,985	$744,987

Loans charged-off	(532,339)	(744,571)	(747,263)
Recoveries	32,990	88,102	41,261

Net loans charged-off	(499,349)	(656,469)	(706,002)
Provision for loan losses charged to operations	731,000	781,000	786,000
Acquired valuation allowance	170,000	—	—

Balance at end of year	$1,351,167	$949,516	$824,985

The Bank maintains a high concentration of its loan portfolio in the state of New Mexico.

An analysis of the changes of loans to directors, executive officers, and major stockholders follows:

	Years ended December 31
	2004	2003	2002

Balance at beginning of year	$1,449,117	$1,523,636	$1,429,690
Loans originated	539,079	873,700	648,100
Loan principal payments and other reductions	(272,862)	(948,219)	(554,154)

Balance at end of year	$1,715,334	$1,449,117	$1,523,636

See Note 16 for information on the Bank’s unfunded credit commitments.

The following table summarizes impaired loan information:

	Years ended December 31
	2004	2003	2002

Recorded investment in impaired loans	$180,804	$848,400	$1,275,423
Average recorded investment in impaired loans	612,258	1,061,712	1,357,228
Interest income lost on impaired loans	38,817	69,861	91,341
FASB 114 allowance on impaired loans	—	124,597	67,131

The Bank is not committed to lend additional funds to borrowers with non-performing or renegotiated loans.

NOTE 6                 PREMISES AND EQUIPMENT

Components of premises and equipment included in the consolidated statements of financial condition at December 31, 2004 and 2003 were as follows:

	Estimated Useful Life (years)	2004	2003

Cost:
Land	—	$1,610,918	$964,393
Bank premises	15-40	7,232,164	3,351,493
Furniture and equipment	3-8	3,093,333	2,582,782
Automobiles	3	200,990	140,888

Total cost		12,137,405	7,039,556
Less accumulated depreciation		3,883,095	3,482,723

Net book value		$8,254,310	$3,556,833

Certain Bank facilities and equipment are leased under various operating leases.  Rental expense was $37,648 in 2004, $38,450 in 2003, and $25,400 in 2002.

Future minimum rental commitments under noncancelable leases are:

2005	$21,866
2006	15,050
2007	7,050
2008	6,400
2009	4,800
Thereafter	—

$55,166

NOTE 7                 LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. All loans are sold servicing released, hence, no mortgage servicing rights on loans sold were capitalized during 2004, 2003, or 2002.  The unpaid balances of loans serviced for others at December 31 are summarized as follows:

	2004	2003	2002

Mortgage loan portfolios serviced for FNMA	$1,365,848	$1,821,657	$3,829,546

Custodial escrow balances maintained in connection with loan servicing were $15,704 and $17,443 at December 31, 2004 and 2003, respectively.

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

The Bank has nine full-service banking locations in Albuquerque, Clovis, Gallup, Portales, and Las Cruces, New Mexico and one full-service banking location in Sun City, Arizona.  The Bank also maintains a loan production office in Albuquerque, New Mexico.  The Bank’s primary service area includes the New Mexico counties of Bernalillo, Cibola, Curry, De Baca, Los Alamos, McKinley, Roosevelt, Sandoval, Santa Fe, Torrance, Valencia, and Dona Ana, Apache and Maricopa counties in Arizona, and the Texas counties of Parmer and Bailey.

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

NOTE 9                 DEPOSITS

The composition of deposits and the effective rates of interest at December 31 were as follows:

	2004	2003

Checking accounts - noninterest bearing	$29,325,404	$12,692,808
Savings accounts (2004 – 0.61%-1.25%; 2003 – 0.51%)	11,514,126	6,751,265
Insured Money Market accounts (2004 – 0.075%-2.20%; 2003 – 0.075%-1.15%)	69,261,752	26,280,429
Transaction accounts (2004 - .05%-1.00%; 2003 -.05%-0.71%)	31,701,248	13,721,058
Time deposits:
0.01% - 1.00%	374,879	298,455
1.01% - 2.00%	66,078,643	40,099,477
2.01% - 3.00%	41,898,847	27,343,566
3.01% - 4.00%	33,802,859	20,988,189
4.01% - 5.00%	27,243,315	11,787,489
5.01% - 6.00%	8,269,877	2,392,070
6.01% - 7.00%	9,040,012	332,562
7.01% - 8.00%	922,794	158,739

	$329,433,756	$162,846,107

At December 31, 2004, the scheduled maturities of time deposits were as follows:

	Amount	Percent of total

2005	$101,325,587	54.0%
2006	40,658,580	21.7
2007	31,014,305	16.5
2008	8,229,525	4.4
2009	6,403,229	3.4

	$187,631,226	100.0%

At December 31, 2004 and 2003, individual time deposits in excess of $100,000 amounted to $39,297,595 and $41,039,814, respectively.

The total amount of public funds held by the Bank at December 31, 2004 and 2003 was $7,579,668 and $4,936,437, respectively.  The Bank is required to pledge collateral or a letter of credit from FHLB for such funds.

Interest expense on deposits for the years ended December 31 was as follows:

	2004	2003	2002

Savings accounts	$68,014	$39,623	$47,723
Money Market accounts	548,304	308,213	469,622
Transaction accounts	77,594	43,901	46,258
Time deposits	3,033,619	2,906,339	3,675,508

	$3,727,531	$3,298,076	$4,239,111

At December 31, 2004 and 2003, the Bank had accrued interest payable on time deposits totaling $9,312 and $6,455, respectively.  The weighted average interest rate on deposits was 1.89%, 2.06%, and 2.72% for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 10               OTHER BORROWED FUNDS

At December 31, 2004 and 2003, the Company had lines of credit totaling $400,000 each year from other banks. The Company has no borrowings outstanding under these arrangements at December 31, 2004 and December 31, 2003.  The lines of credit bear market rates of interest and borrowings thereunder are to be used for general purposes. One of the borrowing arrangements at December 31, 2004 matured on January 25, 2005, which has been renewed for a year.  The other borrowing arrangement matures on October 1, 2005.

Each FHLB is authorized to make advances to its members, subject to such regulations and limitations as the FHLB may prescribe.  At December 31, 2004 and 2003, advances from FHLB of $6,542,055 and $17,066,654, respectively, were collateralized by mortgage loans held by the Bank.  Under the blanket bond of the FHLB, the Bank has additional advances available of $192.3 and $69.0 million at December 31, 2004 and 2003, respectively.  The Bank is also required to maintain stock ownership in the FHLB of at least a minimum percentage of its loans.  At December 31, 2004, the Bank’s investment in stock of the FHLB was adequate.

FHLB advances for the years ended December 31 were as follows:

	2004	2003

$2,000,000 note payable to FHLB, interest only at 1.141%, payable monthly, paid on February 2, 2004	$—	$2,000,000
$500,000 note payable to FHLB, interest only at 4.152%, payable monthly, paid on July 6, 2004	—	500,000
$4,000,000 note payable to FHLB, interest at 2.968%, payable in monthly principal and interest installments of approximately $40,000, paid on December 7, 2004	—	3,373,817
$2,000,000 note payable to FHLB, interest only at 1.93%, payable monthly, paid on December 7, 2004	—	2,000,000
$1,000,000 note payable to FHLB, interest only at 1.87%, payable monthly, paid on December 7, 2004	—	1,000,000
$2,000,000 note payable to FHLB, interest only at 2.266%, payable monthly, paid on December 7, 2004	—	2,000,000
$2,000,000 note payable to FHLB, interest at 2.33%, payable in monthly principal and interest installments of approximately $70,000, paid on December 8, 2004	—	1,873,786
$3,200,000 note payable to FHLB, interest at 2.46%, interest and principal due on January 3, 2005	3,200,000	—
$500,000 note payable to FHLB, interest only at 5.011%, payable monthly, due on December 5, 2005	500,000	—
$5,000,000 note payable to FHLB, interest at 2.988%, payable in monthly principal and interest installments of approximately $100,000 through September 4, 2007	2,842,055	3,819,051
Total FHLB advances	$6,542,055	$17,066,654

On June 27, 2002, the Company issued $4 million in trust preferred securities through a private placement of Floating Rate Trust Preferred Securities of Access Anytime Capital Trust II with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities are at a variable rate of the London Interbank Offered Rate (LIBOR) plus 365 basis points, floating quarterly, with a five-year cap of 12%.  At December 31, 2004, the interest rate was 5.72%.  The trust preferred securities may be redeemed by the Company at par on July 25, 2007.

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

As discussed in Note 1 to the consolidated financial statements, the Company adopted the full provisions of Interpretation 46R on December 31, 2004 and deconsolidated its trust preferred securities issued by Trust I of $4.0 million and Trust II of $4.0 million.  As part of the deconsolidation of the trust preferred securities, the Company recorded an additional $248,000 in Trust Preferred Securities-Notes Payable, and the investment in the Capital Securities of Trust I and Trust II of $248,000 in Other Assets.

NOTE 11               INCOME TAXES

Income tax expense consisted of the following:

	2004	2003	2002

Federal	$672,283	$480,249	$—
State	—	—	—
Deferred	397,192	—	635,948

Total income tax expense	$1,069,475	$480,249	$635,948

Actual income tax expense differs from the “expected” income tax expense (computed at the Federal statutory corporate tax rate of 34 percent) as follows:

	2004	2003	2002

Computed “expected” income tax expense	$747,499	$599,823	$557,254
Increase (reduction) in income taxes resulting from:
State taxes	165,201	117,039	65,846
Permanent differences	62,767	64,967	2,540
Change in valuation allowance	(152,563)	(513,545)	(108,879)
Expiration of state deferred asset	283,450	218,505	108,879
Other	(36,879)	(6,540)	10,308

Total income tax expense	$1,069,475	$480,249	$635,948

The significant components of deferred income tax expense assets and liabilities are as follows:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$236,586	$290,218
Unearned discounts	4,177	5,825
Net intangibles	3,503	3,503
Net operating loss – state	305,248	682,194
Other	272,016	323,786
Gross deferred tax assets	821,530	1,305,526
Valuation allowance	(234,023)	(386,586)
Net deferred tax assets	587,507	918,940

Deferred tax liabilities:
Depreciation	(307,996)	(296,477)
FHLB Stock	(185,961)	(233,020)
Other	(102,168)	(870)
Gross deferred tax liabilities	(596,125)	(530,367)

Net deferred tax (liability) asset	$(8,618)	$388,573

The decrease in the valuation allowances during the three years ended December 31, 2003, 2002 and 2001 was due to the expiration of the state net operating losses that had a valuation allowance against them.  As of December 31, 2004 the Company had a total New Mexico net operating loss of $5,087,323.  The loss may not be carried back, and will expire in 2005.  Due to the uncertainty of the realization of the state net operating loss, the Company has established a valuation allowance of approximately $234,000 as of December 31, 2004. In assessing the realizability of the remaining deferred tax assets, management considered projected taxable income and tax planning strategies.  Based on the Company’s historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company’s future taxable income will be sufficient to realize the deferred tax assets, net of the valuation allowance and deferred liabilities, at December 31, 2004.

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

The following table is a reconciliation of the Bank’s capital for regulatory purposes at December 31, 2004 as reported to the OTS.

	Tier 1- Core Capital	Tier 1- Risk-based Capital	Total Risk-based Capital

Total regulatory assets	$366,178,011
Net change in market value of available-for-sale securities	7,002
Less intangible assets disallowed for regulatory purposes	(11,217,989)

Adjusted regulatory total assets	$354,967,024

Risk-based assets		$177,559,000	$177,559,000

Stockholder’s equity	$29,125,222	$29,125,222	$29,125,222
Net change in market value of available-for-sale securities, net of tax	4,201	4,201	4,201
Valuation allowance	—	—	1,295,163
Less intangible assets disallowed forregulatory purposes	(11,217,989)	(11,217,989)	(11,217,989)

Regulatory capital	17,911,434	17,911,434	19,206,597
Regulatory capital required to be “well capitalized”	17,748,351	10,653,540	17,755,900

Excess regulatory capital	$163,083	$7,257,894	$1,450,697

Bank’s capital to adjusted regulatory assets	5.05%

Bank’s capital to risk-based assets		10.09%	10.82%

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2004:

Total Capital (to risk weighted assets)	$19,206,597	10.82%	$14,204,720	8.00%	$17,755,900	10.00%
Tier 1 Capital (to risk weighted assets)	17,911,434	10.09%	7,102,360	4.00%	10,653,540	6.00%
Tier 1 Capital (to regulatory assets)	17,911,434	5.05%	14,198,681	4.00%	17,748,351	5.00%

At December 31, 2003:

Total Capital (to risk weighted assets)	$21,048,984	15.28%	$11,016,960	8.00%	$13,771,200	10.00%
Tier 1 Capital (to risk weighted assets)	20,224,064	14.69%	5,508,480	4.00%	8,262,720	6.00%
Tier 1 Capital (to regulatory assets)	20,224,064	9.99%	8,093,957	4.00%	10,117,446	5.00%

OTS regulations impose various restrictions on the Bank with respect to its ability to pay dividends to the Company.

NOTE 13               COMMON STOCK, STOCK OPTION PLANS AND DIRECTOR RETAINER PLAN

No cash dividends were declared or paid in 2004, 2003, or 2002.

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

A summary of the status of the Company’s stock options as of December 31, 2004, 2003 and 2002, and the changes for the years then ended is presented below:

	For the year ended December
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	179,069	$7.644	141,801	$7.133	149,180	$7.054
Granted	5,000	13.855	40,000	9.360	5,000	7.990
Exercised	(50,227)	5.990	(2,732)	6.229	(12,379)	6.531
Forfeited	—	—	—	—	—	—

Options outstanding, end of year	133,842	$8.497	179,069	$7.644	141,801	$7.133

Weighted average fair market value of options granted during the year		$5.528		$5.366		$5.694

In addition, the 1997 Plan provides for the granting of Stock Appreciation Rights.  No Stock Appreciation Rights have been awarded as of December 31, 2004.  During 2003, an additional 100,000 shares were authorized to be granted under the 1997 Plan.  At December 31, 2004, options to purchase 60,520 shares of the Company’s common stock were available for issuance under the 1997 Plan.

The Company has adopted the Non-Employee Director Retainer Plan (“Retainer Plan”) which provides for the payment of all or a portion of the directors fees in shares of common stock of the Company.  The number of shares is determined based on the fair market value of the Company’s stock at the end of the month the fee is payable.

The Retainer Plan defers the recognition of compensation by the directors by deferring the issuance of common stock to the director until the director leaves the board or the Plan is terminated.  A total of 50,000 shares of common stock have been reserved for issuance under the Retainer Plan.  During 2000, $20,150 of directors fees, representing 3,180 shares of common stock to be issued, were reserved under the terms of the Retainer Plan.  During 2001, $37,350 of directors’ fees, representing 5,253 shares of common stock to be issued, were reserved under the terms of the Retainer Plan.  During 2002, $52,800 of directors’ fees, representing 6,108 shares of common stock to be issued, was reserved under the terms of the Retainer Plan.  During 2003, $71,000 of directors’ fees, representing 6,642 shares of common stock to be issued, was reserved under the terms of the Retainer Plan. During 2004, $133,750 of directors’ fees, representing 9,538 shares of common stock to be issued, was reserved under the terms of the Retainer Plan.  As of December 31, 2004, 1,878 of these shares have been issued, and there were 13,515 shares available for reserve under the Retainer Plan.

The Company accounts for compensation costs incurred in connection with the granting of stock options and director retainer plan using the intrinsic value method prescribed in APB Opinion No. 25.  As such, no compensation expense was recorded in connection with the awarding of stock options during 2004, 2003, or 2002 as the exercise price was not below the market price of the Company’s common stock at the respective dates of grant. In 1995, the FASB issued SFAS No. 123, Accounting for Stock Based Compensation, and in December 2002, SFAS No. 148, Accounting for Stock Based Compensation, which amended SFAS No. 123, concerning the transition and disclosure.  The Company has elected to continue to apply the measurement provisions of APB 25.  However, pro-forma disclosure of net income and earnings per share as if the Company adopted the cost recognition provisions of SFAS No. 123 and SFAS No. 148 is presented in Note 1 in the Summary of Significant Accounting Policies.

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment.  See further discussion in Note 1, Impact of New Accounting Standards above.

The following table summarizes information about options outstanding:

	Options Outstanding and Exercisable
	Range of Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
December 31, 2004	$5.625 to $13.855	133,842	4.90	$8.497

December 31, 2003	$5.625 to $9.360	179,069	5.21	$7.644

December 31, 2002	$5.625 to $8.375	141,801	5.02	$7.133

The fair value of each stock option granted during 2004, 2003, and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Dividend yield	—%	—%	—%
Expected volatility	15.00%	40.00%	40.00%
Risk-fee interest rate	4.53%	3.86%	3.65%
Expected lives (in years)	9	8	7

The fair value of the director retainer plan shares granted during 2004, 2003, and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Dividend yield	—%	—%	—%
Expected volatility	15.00%	32.00%	40.00%
Risk-fee interest rate	3.68%	3.31%	3.19%
Expected lives (in years)	8	7	5

NOTE 14               EMPLOYEE BENEFIT PLANS

The Company and the Bank have a profit sharing/employee stock ownership plan (“ESOP”) for which substantially all employees are eligible.  Contributions, when made, may be made in the form of cash or in common stock of the Company.  Contribution amounts are based upon employee’s compensation, but may not exceed maximum deductible limits for federal income tax purposes.  Employer contributions to the ESOP of $40,904, $37,731, and $56,000, were made in 2004, 2003 and 2002, respectively.  The profit sharing plan also includes a 401(k) before-tax salary deferral feature. Employees may elect to contribute to the plan and such contributions may be matched by the Bank as a percentage of each employee’s contribution.  Employer contributions made to the 401(k) plan for the years ended December 31, 2004, 2003, and 2002 totaled $14,349, $23,781, and $19,700, respectively.

During 2000, the ESOP purchased 240,000 shares of previously unissued Company common stock at $5.625 per share for proceeds to the Company of $1,350,000.  This purchase was facilitated by a loan from an unrelated third party in the amount of $1,350,000.  The shares purchased initially were pledged as collateral for the loan, and were released at the rate of 8,000 shares for each quarterly payment.  The loan principal and interest payments were paid by the Company, and at December 31, 2002 the loan was paid off.  The shares continue to be allocated to employees of the Company at the rate of 8,000 shares for each quarter, through calendar year 2003.  During 2004, 21,307 shares were allocated to employees.  For 2005, shares are expected to be allocated to employees at a rate of approximately 5,300 per quarter.

As shares are allocated to employees, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations.  ESOP compensation expense relative to this release of shares was $265,331, $357,064, and $266,799 for the years ended December 31, 2004, 2003, and 2002, respectively.

Shares of the Company’s common stock held by the ESOP at December 31, 2004 and 2003 were as follows:

	2004	2003

Shares released for allocation	133,307	112,000
Unallocated ESOP shares	106,693	128,000
	240,000	240,000

Fair value of unearned shares	$1,548,115	$1,818,880

In 1998, the Bank established an executive savings plan to provide additional benefits for select highly compensated management employees of the Bank as a means for participants to defer an unlimited portion of their compensation for the future.  Participants may contribute to the plan an unlimited percentage of their basic compensation into the plan.  The Bank may make discretionary matching contributions to the plan.  Salary deferrals and matching contributions, if any, are funded into a Rabbi Trust which are available to the general creditors of the Bank and, as a result, are recorded on the books and records of the Company.  Employer contributions made to the executive savings plan for the years ended December 31, 2004, 2003, and 2002, totaled $60,000, $84,900, and $60,950, respectively.

Through June 18, 2004, all salary deferral contributions were invested in the Company’s common stock, and pursuant to EITF 97-14, these shares were classified as equity in a manner similar to the manner in which treasury stock is accounted for.  Subsequent to June 18, 2004, as part of a plan to diversify plan assets, the plan’s trustee began selling the shares of Company common stock held by the Rabbi Trust on the open market.  All proceeds from the sale transactions were deposited into the Rabbi Trust and were invested in mutual bond and equity funds, money market funds, and real estate investment trusts by the trustee for the benefit of plan participants in accordance with the trust agreement.  Under EITF 97-14, the diversified assets held by the Rabbi Trust are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are classified as trading securities.  Trading Securities are carried at fair market value with unrealized holding gains and losses included in earnings.  At December 31, 2004, the fair market value of the trading securities held by the Rabbi Trust was $988,163, and there were 2,860 shares of Company common stock held by the Rabbi Trust.

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

A reconciliation between basic and diluted weighted average common shares outstanding follows:

	2004	2003	2002

Weighted average common shares – Basic*	1,338,641	1,252,124	1,306,352

Plus effect of dilutive securities:
Stock Options	52,029	57,471	25,502
Shares held by Rabbi Trust	58,498	54,040	37,277

Weighted average common shares - Assuming Dilution	1,449,168	1,363,635	1,369,131

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

At December 31, 2004, unfunded credit commitments are as follows:

Commitments to extend residential loans	$4,837,000
Lines of credit	$17,286,000
Construction loans	$1,642,000
Credit cards	$2,473,000

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Currently, letters of credit are not extended beyond one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds collateral and personal guarantees as deemed necessary.  The Bank had $80,000 in standby letters of credit outstanding at December 31, 2004 and 2003.

At December 31, 2004 and 2003, the Bank had no open interest rate swaps, futures, or options.

At December 31, 2004 and 2003, the Bank had $9,393,000 and $5,395,000, respectively, of commitments to sell single family residential loans.  These commitments include loans held-for-sale and loans to be originated.

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

Securities - The fair value of investments such as corporate bonds, trust preferred securities and mortgage-backed securities is estimated based on bid quotations received from securities dealers and the FHLB

Loans Receivable - Fair values are estimated for portfolios of loans with similar financial characteristics. Mortgage loans are segregated by type, including but not limited to residential, commercial and construction. Consumer loans are segregated by type, including but not limited to home improvement loans, automobile loans, loans secured by deposits and secured and unsecured personal loans.  Each loan category may be segmented, as appropriate, into fixed and adjustable interest rate terms, ranges of interest rates, performing and non-performing, and repricing frequency.

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

ESOP Note – Effective May 1, 2000, the Company issued and sold 240,000 shares of Common Stock for cash to its ESOP.  The ESOP transaction was facilitated by a loan in the amount of $1,350,000 to the ESOP from a third party lender.  On December 31, 2002, the Company paid off a note payable for the Employee Stock Ownership Plan. On December 31, 2004, 106,693 of these shares are unallocated.

Trust Preferred Securities –

On June 27, 2002, the Company issued $4 million in trust preferred securities through a private placement of Floating Rate Trust Preferred Securities of Access Anytime Capital Trust II with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities are at a variable rate of the London Interbank Offered Rate (LIBOR) plus 365 basis points, floating quarterly, with a five-year cap of 12%.  At December 31, 2004, the interest rate was 5.72%.  The trust preferred securities may be redeemed by the Company at par on July 25, 2007.  On July 17, 2001, the Company issued $4 million of 10.25% Fixed Rate Capital Trust Pass-through Securities of Access Anytime Capital Trust I with a liquidation value of $1,000 per share to mature 30 years from the date of issuance.  The trust preferred securities may be redeemed by the Company at price of 107.6875 on July 25, 2006, 106.15 on July 25, 2007, 104.6125 on July 25, 2008, 103.075 on July 25, 2009, 101.5375 on July 25, 2010 and may be redeemed at par on July 25, 2011 or after.  The Company invested approximately $2.9 million of the net proceeds in the Bank to increase its capital levels.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the full provisions of Interpretation 46R on December 31, 2004 and deconsolidated its trust preferred securities issued by Trust I of $4.0 million and Trust II of $4.0 million.  As part of the deconsolidation of the trust preferred securities, the Company recorded an additional $248,000 in Trust Preferred Securities-Notes Payable, and the investment in the Capital Securities of Trust I and Trust II of $248,000 in Other Assets.

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

The fair value of off-statement of financial condition financial instruments is estimated to equal the carrying amount at December 31, 2004 and 2003.

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

The estimated fair values of the Company’s financial instruments are shown below.

	December 31, 2004		December 31, 2003
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$8,943	$8,943	$11,611	$11,611
Certificates of deposit	3,770	3,845	4,480	4,551
Securities available-for-sale	17,372	17,372	5,815	5,815
Securities held-to-maturity	106,890	106,385	16,762	16,829
Securities trading	988	988	—	—
Loans held-for-sale	4,556	4,638	1,797	1,834

Loans receivable	201,073	199,737	156,237	158,882
Interest receivable	1,517	1,517	859	859
FHLB stock	1,838	1,838	1,167	1,167

Financial liabilities:
Deposits	329,434	313,442	162,846	155,342
Accrued interest and other liabilities	2,105	2,105	1,794	1,794
Advance payments by borrowers for taxes and insurance	312	312	355	355
FHLB advances	6,542	6,538	17,067	17,173
Trust preferred securities	8,248	8,538	8,000	8,440

NOTE 17               OTHER NONINTEREST EXPENSE

Amounts included in other noninterest expense in the Company’s Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002 follow:

	2004	2003	2002

Data processing expense	$322,500	$291,569	$321,708
Loan expense	291,847	339,844	335,304
Supplies expense	268,905	194,080	155,456
Telephone expense	228,578	168,423	157,779
Postage expense	211,965	184,893	144,829
Amortization of other intangible assets	177,394	145,660	145,660
Other	839,759	641,542	628,393
Total other expense	$2,340,948	$1,966,011	$1,889,129

NOTE 18               COMMITMENTS AND CONTINGENCIES

The Company and its subsidiary are from time to time parties to various legal actions arising in the normal course of business.  Management believes that there is no proceeding threatened or pending against the Company or its subsidiary which, if determined adversely, would have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE 19               PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

The following condensed statements of financial condition as of December 31, 2004 and 2003, and the related statements of operations and cash flows for each of the years in three year period ended December 31, 2004 for the Company should be read in conjunction with the consolidated financial statements and notes thereto.

Statements of Financial Condition

	December 31
	2004	2003
Assets:
Cash and cash equivalents	$6,230	$1,403,602
Certificates of deposit	—	100,000
Investment in the Bank	29,096,548	21,838,884
Securities available-for-sale	—	376,036
Securities held-to-maturity	—	300,000
Securities trading	988,163	—
Premises and equipment, net	—	392,218
Other assets	396,807	228,312

Total assets	$30,487,748	$24,639,052

Liabilities:
Accounts payable and accrued expenses	$1,350,098	$1,273,336
Trust Preferred Securities – Notes Payable	8,248,000	8,000,000

Total liabilities	9,598,098	9,273,336

Stockholders’ equity:
Common stock	18,010	15,107
Capital in excess of par value	15,522,508	11,643,276
Retained earnings	6,960,346	5,831,295
Accumulated other comprehensive (loss) income, net	(4,201)	57,872
	22,496,663	17,547,550
Unallocated Employee Stock Ownership Plan shares	(600,148)	(690,000)
Treasury stock, at cost	(1,006,865)	(1,491,834)
Total stockholders’ equity	20,889,650	15,365,716

Total liabilities and stockholders’ equity	$30,487,748	$24,639,052

Statements of Operations

	Years ended December 31
	2004	2003	2002
Dividends from the Bank	$200,000	$817,500	$652,500
Equity in undistributed income of the Bank	2,064,204	2,270,419	1,554,381
Other income	136,549	131,954	68,686
Interest expense	(669,377)	(652,871)	(574,867)
Salaries and employee benefits	(384,085)	(930,469)	(537,762)
Other expense	(218,240)	(352,597)	(159,905)

Net income	$1,129,051	$1,283,936	$1,003,033

Statements of Cash Flows

	Years ended December 31
	2004	2003	2002
Cash flows from operating activities:
Net income	$1,129,051	$1,283,936	$1,003,033
Adjustments to reconcile net income to cash Used by operating activities: from operating activities:
Equity in income of the Bank	(2,264,204)	(3,087,919)	(2,206,881)
Depreciation D	8,392	8,393	8,392
Non-cash ESOP compensation expense	265,331	357,064	266,799
Common stock rights issued in lieu of directors compensation	133,750	71,000	52,800
Gains on sale of available-for-sale securities	(18,420)	(8,995)	—
Net increase in trading securities	(988,163)	—	—
Decrease (increase) in other assets	149,216	71,400	(149,782)
Increase in accounts payable and accrued expenses	28,360	618,015	160,878
Net cash from operating activities	(1,556,687)	(687,106)	(864,761)

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	480,785	108,995	—
Purchases of certificates of deposit	(99,000)	—	(1,000,000)
Proceeds from maturities of certificates of deposits	199,000	900,000	—
Purchases of available-for-sale securities	—	—	(275,000)
Purchases of held-to-maturity securities	200,000	—	(300,000)
Proceeds from sales of premises and equipment to Bank	383,826	—	—
Investment in the Bank	(5,263,171)	—	—
Dividend from the Bank	200,000	817,500	652,500
Net cash from investing activities	(3,898,560)	1,826,495	(922,500)

Cash flows from financing activities:
Proceeds from sales of treasury stock	916,225	—	—
Purchase of treasury stock	(125,022)	(1,148,189)	(106,750)
Net proceeds from issuance of common stock	3,266,672	17,017	80,852
Net decrease in other borrowed funds	—	—	—
Repayment of debt	—	—	(1,141,766)
Issuance of trust preferred security	—	—	4,000,000
Net cash from financing activities	4,057,875	(1,131,172)	2,832,336

(Decrease) Increase in cash and cash equivalents	(1,397,372)	8,217	1,045,075
Cash and cash equivalents at beginning of year	1,403,602	1,395,385	350,310

Cash and cash equivalents at end of year	$6,230	$1,403,602	$1,395,385

GLOSSARY OF CERTAIN TERMS

The following are definitions of certain terms used in this report on Form 10-KSB.

ALCO	Asset and Liability Committee
AMT	Alternative Minimum Tax
APB	Accounting Principles Board
ARM	Adjustable Rate Mortgage
BIF	Bank Insurance Fund
CAMELS	Capital Adequacy, Asset Quality, Management/Administration, Earnings Liquidity-Asset/Liability Management, Sensitivity
CD	Certificate of Deposit
CMO	Collateralized Mortgage Obligation
CRA	Community Reinvestment Act
EITF	Emerging Issues Task Force
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FEDCO	First Equity Development Corporation
FFCB	Federal Farm Credit Bureau
FFIEC	Federal Financial Institution Examination Council
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLBB	Federal Home Loan Bank Board
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Bank
GNMA	Government National Mortgage Association
HOLA	Home Owners’ Loan Act
IRA	Individual Retirement Account
IRS	Internal Revenue Service
NOL	Net Operating Loss
NOW	Negotiable Order of Withdrawal
NPV	Net Present Value
OTS	Office of Thrift Supervision
QTL	Qualified Thrift Lender
SAB	Staff Accounting Bulletin
SAIF	Savings Association Insurance Fund
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SOP	Statement of Position
VA	Veterans Administration

G-1