Form 10QSB
period 2005-03-31
ACCESS ANYTIME BANCORP INC
filed 2005-04-29
CIK 1024015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

Yes ☒            No ☐

1,724,387 Shares of Capital Stock $.01 par value

Outstanding as of April 29, 2005

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

The following unaudited consolidated financial statements include all adjustments, which, in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$8,273,268	$8,942,538
Certificates of deposit	3,572,000	3,770,000
Securities available-for-sale (amortized cost of $13,231,341 and $17,379,171)	13,205,167	17,372,169
Securities held-to-maturity (aggregate fair value of $132,701,465 and $106,384,372)	134,112,828	106,890,177
Securities trading	1,054,443	988,163
Loans held-for-sale (aggregate fair value of $3,951,546 and $4,637,921)	3,878,702	4,556,135
Loans receivable, net	205,907,411	201,072,521
Interest receivable, loans	807,585	891,018
Interest receivable, securities	755,551	625,494
Real estate owned, net	221,613	311,357
Federal Home Loan Bank (“FHLB”) stock	2,303,300	1,838,000
Premises and equipment, net	9,287,281	8,254,310
Goodwill	8,120,854	9,137,399
Other intangible assets, net of accumulated amortization of $836,914 and $783,498	2,027,174	2,080,590
Deferred tax assets	44,296	—
Other assets	1,095,273	809,283
Total assets	$394,666,746	$367,539,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$317,972,822	$329,433,756
FHLB advances	44,393,216	6,542,055
Accrued interest and other liabilities	2,168,152	2,104,634
Advanced payments by borrowers for taxes and insurance	408,258	312,441
Deferred tax liabilities	—	8,618
Trust Preferred Securities – Notes Payable	8,248,000	8,248,000
Total liabilities	373,190,448	346,649,504

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 1,810,509 and 1,800,971 shares issued; 1,606,163 and 1,591,418 shares outstanding in 2005 and 2004, respectively	18,105	18,010
Capital in excess of par value	15,809,622	15,522,508
Retained earnings	7,243,078	6,960,346
Accumulated other comprehensive loss, net of tax benefit of $10,469 and $2,801	(15,705)	(4,201)
	23,055,100	22,496,663
Unallocated Employee Stock Ownership Plan shares; 101,366 and 106,693 shares outstanding	(570,184)	(600,148)
Treasury stock, at cost; 102,980 and 102,860 shares	(1,008,618)	(1,006,865)
Total stockholders’ equity	21,476,298	20,889,650

Total liabilities and stockholders’ equity	$394,666,746	$367,539,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2005	2004

Interest income:
Loans receivable	$3,312,930	$2,593,157
Investment securities	438,025	127,765
Mortgage-backed securities	633,340	69,461
Other interest income	36,136	45,269

Total interest income	4,420,431	2,835,652

Interest expense:
Deposits	1,426,258	748,926
Federal Home Loan Bank advances	122,317	101,761
Other borrowings	184,787	163,400

Total interest expense	1,733,362	1,014,087

Net interest income before provision for loan losses	2,687,069	1,821,565
Provision for loan losses	150,000	213,000

Net interest income after provision for loan losses	2,537,069	1,608,565

Noninterest income:
Loan servicing and other fees	129,149	128,595
Gains on sales of loans held-for-sale	255,587	224,614
Other income	333,085	278,485

Total noninterest income	717,821	631,694

Noninterest expense:
Salaries and employee benefits	1,425,237	960,695
Occupancy expense	394,735	227,980
Deposit insurance premium	26,375	20,082
Advertising	63,883	27,330
Professional fees	189,764	144,374
Other expense	666,896	483,994

Total noninterest expense	2,766,890	1,864,455

Income before income taxes	488,000	375,804

Income tax expense	205,268	194,934

Net income	$282,732	$180,870

Earnings per common share-basic	$0.17	$0.14

Earnings per common share-assuming dilution	$0.17	$0.13

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

(unaudited)

						Accumulated
				Capital		Other
		Common Stock		in Excess		Comprehensive		Treasury Stock
	Comprehensive	Number		of Par	Retained	Loss,	Unallocated	Number
	Income	of shares	Amount	Value	Earnings	Net	ESOP Shares	of Shares	Amount	Total
Balance at December 31, 2004		1,800,971	$18,010	$15,522,508	$6,960,346	$(4,201)	$(600,148)	102,860	$(1,006,865)	$20,889,650

Net income	$282,732	—	—	—	282,732	—	—	—	—	282,732

Net change in market value of available-for-sale securities, net of tax	(11,504)	—	—	—	—	(11,504)	—	—	—	(11,504)

Total comprehensive income	$271,228

Common shares issued		9,538	95	58,886						58,981

Income tax benefit from stock option exercises				154,819						154,819

Common stock rights awarded in lieu of directors’ cash compensation		—	—	27,000	—	—	—	—	—	27,000

Purchases of treasury stock		—	—	—	—	—	—	120	(1,753)	(1,753)

ESOP shares allocated		—	—	46,409	—	—	29,964	—	—	76,373

Balance at March 31, 2005		1,810,509	$18,105	$15,809,622	$7,243,078	$(15,705)	$(570,184)	102,980	$(1,008,618)	$21,476,298

March 31, 2005

Disclosure of reclassification amounts:
Unrealized holding losses arising during period	$(11,504)
Reclassification adjustment for gains included in net income	—
Net change in market value of available-for-sale securities, net of tax	$(11,504)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three Month Periods Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$282,732	$180,870
Adjustments to reconcile net income to cash from operating activities:
Depreciation	157,551	95,787
Deferred income taxes	(52,914)	85,021
Provision for loan losses	150,000	213,000
Amortization of (discounts) premiums on investment securities	(31,518)	7,633
Amortization of loan premiums, discounts and deferred fees, net	33,107	70,123
Amortization of other intangible assets	53,416	36,415
Non-cash ESOP contribution	76,373	109,648
Income tax benefit from stock option exercises	154,819	—
Gains on sales of loans held-for-sale	(255,587)	(224,614)
Proceeds from sales of loans held-for-sale	14,522,235	12,439,100
Originations of loans held-for-sale	(13,589,215)	(13,735,475)
Common stock rights awarded in lieu of directors compensation	27,000	31,750
Loss (gain) on sale of foreclosed real estate	758	(39,099)
Net increase in trading securities	(66,280)	—
Net increase in accrued interest receivable and other assets	(346,430)	(48,815)
Increase (decrease) in accrued interest and other liabilities	52,014	(481,733)

Net cash from operating activities	1,168,061	(1,260,389)

Cash flows from investing activities:
Proceeds from maturities and principal repayments of available-for-sale securities	4,173,134	278,211
Purchases of held-to-maturity securities	(30,375,525)	(207,472)
Proceeds from maturities and principal repayments of held-to-maturity securities	3,178,260	1,150,160
Purchases of certificates of deposit	—	(198,000)
Proceeds from maturities of certificates of deposit	198,000	305,000
Net increase in loans	(5,017,997)	(4,098,154)
Purchase of FHLB stock	(1,632,100)	(4,300)
Redemption of FHLB stock	1,166,800	—
Proceeds from sales of foreclosed real estate	79,333	402,298
Purchases of premises and equipment	(150,508)	(61,383)

Net cash from investing activities	(28,380,603)	(2,433,640)

Cash flows from financing activities:
Net (decrease) increase in deposits	(11,460,934)	1,799,278
Net increase in advance payments by borrowers for taxes and insurance	95,817	22,261
Net increase (decrease) in FHLB advances	37,851,161	(2,527,719)
Purchase of treasury stock	(1,753)	(100,152)
Proceeds from issuance of common stock	58,981	1,997

Net cash from financing activities	26,543,272	(804,335)

Decrease in cash and cash equivalents	(669,270)	(4,498,364)
Cash and cash equivalents at beginning of period	8,942,538	11,611,364

Cash and cash equivalents at end of period	8,273,268	7,113,000

	Three Month Periods Ended March 31,
	2005	2004

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,823,115	$1,117,201
Income taxes	202,650	150
Supplemental disclosure of non-cash investing activities:
Real estate acquired in settlement of loans	—	176,633

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1                                    BASIS OF CONSOLIDATION AND PRESENTATION

ACCESS ANYTIME BANCORP, INC. (the “Company”) is a thrift holding company for its wholly owned subsidiary ACCESSBANK (the “Bank”) and the Bank’s wholly owned subsidiary, First Equity Development Corporation (“FEDCO”).  The unaudited consolidated financial statements include the accounts and transactions of the Company, the Bank and FEDCO.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements have been prepared by management of the Company, without audit.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures included herein are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the information have been included.  The December 31, 2004 consolidated statement of financial condition, as presented herein, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2004 included in the Company’s Annual Report on 10-KSB.

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

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment.  See further discussion below.

Had compensation cost for all grants of stock options and the director retainer plan shares during 2005 and 2004 been determined based on the fair value at the date of grant, reported net income and earnings per share would have been adjusted to the pro-forma amounts shown below:

	Three Months Ended March 31,
	2005	2004

Net income, as reported	$282,732	$180,870
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	(85,012)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40,888)	(5,971)
Pro forma net income	$241,844	$89,887

Earnings per share-basic
As reported	$0.17	$0.14
Pro forma	0.15	0.07

Earnings per share-assuming dilution
As reported	$0.17	$0.13
Pro forma	0.14	0.06

In January 2003, the FASB issued Interpretation No. 46 (“Interpretation 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities.  The provisions of Interpretation 46 were immediately applicable to variable interest entities created after January 31, 2003.  In December 2003, the FASB issued a revision to Interpretation 46, commonly referred to as Interpretation No. 46R (“Interpretation 46R”).  The objective of Interpretation 46R was to provide additional clarification to Interpretation 46 and require public entities to identify those entities that are considered special purpose entities (“SPEs”) in which they have variable interests and to apply the provisions of either Interpretation 46 or 46R at December 31, 2003.  For small business issuers, the full provisions of Interpretation 46R were effective no later than the end of the first interim or annual period ending after December 15, 2004.

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

In April 2003, the FASB issued Statement No. 149 (“Statement 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This amendment of Statement 133, Accounting for Derivative Instruments and Hedging Activities, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively.  The adoption of Statement 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement No. 150 (“Statement 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  Statement 150 establishes standards for how a business enterprise classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity.  Statement 150 requires that a business enterprise classify financial instruments that are within its scope as liabilities (or as assets in some circumstances).  Statement 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The FASB deferred the provisions related to mandatorily redeemable financial instruments to periods beginning after December 15, 2004.  The adoption of Statement 150 on July 1, 2003 had no impact on the Company’s consolidated financial statements, and the adoption of deferred provisions on January 1, 2005 had no impact on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment.  Statement No. 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  The revised Statement generally requires that companies account for these share-based transactions using the fair-value-based method, and eliminates a company’s ability to account for these transactions using the intrinsic value method of accounting in APB Opinion No. 25.  For small business issuers, Statement No. 123(R) is effective as of the beginning of the first fiscal year that begins after December 15, 2005.  The Company has not yet determined the exact impact the new standard will have on its 2006 consolidated financial statements.  The above disclosures, as required by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123, provide detail as to its results of operations as if it had applied the fair value based method and recognition provisions of Statement No. 148 to stock-based employee compensation to the current reporting periods.

In December 2004, the AICPA issued SOP 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.  The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or loans accounted for as debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality.  The SOP requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.  It includes loans with evidence of deterioration of credit quality since origination, acquired by completion of a transfer, including such loans acquired in purchase business combinations, and applies to all nongovernmental entities, including not-for-profit organizations.  The SOP does not apply to loans originated by the entity or acquired loans that have not deteriorated in credit quality since origination.  The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.  Since the   Company has not acquired any loans in fiscal 2005, the SOP had no impact on its consolidated financial statements.

Reclassifications  – Certain previous period balances have been reclassified to conform to the 2005 presentation.

NOTE 3                                    SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management’s ability and intent.  See discussion of trading securities below.  The carrying amount of securities and their approximate fair value follow:

	Amortized Cost	Gross unrealized		Fair Value
		Gains	Losses
Available-for-sale securities:
March 31, 2005:
Mortgage-backed securities:
GNMA adjustable rate	$1,720,392	$933	$13,563	$1,707,762
GNMA fixed rate	308,071	14,486	—	322,557
Equity securities:
FNMA common stock	6,858	—	1,530	5,328
FNMA bonds	1,000,000	—	16,560	983,440
U.S. Treasury notes	9,996,020	643	16,983	9,979,680
Trust preferred securities	200,000	6,400	—	206,400
	$13,231,341	$22,462	$48,636	$13,205,167
December 31, 2004:
Mortgage-backed securities:
GNMA adjustable rate	$1,826,160	$1,603	$15,002	$1,812,761
GNMA fixed rate	346,471	19,686	—	366,157
Equity securities:
FNMA common stock	6,858	283	—	7,141
FNMA bonds	1,000,000	—	11,250	988,750
U.S. Treasury notes	13,999,682	650	14,092	13,986,240
Trust preferred securities	200,000	11,120	—	211,120
	$17,379,171	$33,342	$40,344	$17,372,169

Held-to-maturity securities:
March 31, 2005:
Mortgage-backed securities:
GNMA adjustable rate	$58,918,117	$5,231	$436,483	$58,486,865
FHLMC adjustable rate	155,206	761	710	155,257
GNMA fixed rate	22,053,609	—	143,111	21,910,498
CMO fixed rate	4,791,226	—	77,581	4,713,645
FHLB bonds	4,254,142	3,242	46,338	4,211,046
FHLMC bonds	1,000,000	—	7,190	992,810
FFCB bonds	2,001,564	316	—	2,001,880
FNMA bonds	1,000,000	—	25,000	975,000
US treasury bonds	38,841,174	—	638,984	38,202,190
Corporate bonds	491,057	—	14,520	476,537
Municipal tax exempt fixed rate	606,733	—	30,996	575,737

	$134,112,828	$9,550	$1,420,913	$132,701,465
December 31, 2004:
Mortgage-backed securities:
GNMA adjustable rate	$46,341,854	$1,620	$286,988	$46,056,486
FHLMC adjustable rate	162,663	580	561	162,682
GNMA fixed rate	7,271,104	70,565	8,050	7,333,619
CMO fixed rate	4,939,455	—	5,406	4,934,049
FHLB bonds	4,252,961	11,553	2,460	4,262,054
FHLMC bonds	1,000,000	—	5,000	995,000
FFCB bonds	2,011,700	800	—	2,012,500
FNMA bonds	1,000,000	—	17,500	982,500
US treasury bonds	38,813,119	—	240,351	38,572,768
Corporate bonds	490,407	—	6,132	484,275
Municipal tax exempt fixed rate	606,914	—	18,475	588,439
	$106,890,177	$85,118	$590,923	$106,384,372

The Company’s unrealized losses at March 31, 2005 were approximately $1.5 million.  The majority of the unrealized losses relate to the Company’s GNMA and U.S. Treasury bond portfolio, which are guaranteed by the full faith and credit of the United States Government and have been classified by the Company as held-to-maturity.  These unrealized losses are caused by fluctuations in market interest rates.  The Company believes that the United States Government will honor its interest payment schedules, as well as the full debt at maturity.  Because the unrealized losses are due to market interest rates and no credit worthiness factors exist, and because the Company has the ability and intent to hold these investments to maturity, the Company believes that the investments are not considered other-than-temporarily impaired.

Trading Securities – The Company has an executive savings plan to provide additional benefits for select highly compensated management employees of the Bank as a means for participants to defer an unlimited portion of their compensation for the future.  Salary deferrals and the Bank’s discretionary contributions, if any, are funded into a Rabbi Trust.  The assets of the Trust are available to the general creditors of the Bank and, as a result, are recorded on the books and records of the Company.

Through June 18, 2004, all salary deferral contributions were invested in the Company’s common stock, and pursuant to EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, these shares were classified as equity in a manner similar to the manner in which treasury stock is accounted for.  Subsequent to June 18, 2004, as part of a plan to diversify plan assets, the plan’s trustee began selling the shares of Company common stock held by the Rabbi Trust on the open market.  All proceeds from the sale transactions were deposited into the Rabbi Trust and were invested in mutual bond and equity funds, money market funds, and real estate investment trusts by the trustee for the benefit of plan participants in accordance with the trust agreement.  Under EITF 97-14, the diversified assets held by the Rabbi Trust are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are classified as trading securities.  Trading Securities are carried at fair value with unrealized holding gains and losses included in earnings.  At March 31, 2005 and December 31, 2004, the fair value of the trading securities held by the Rabbi Trust was $1,054,443 and $988,163, respectively.

NOTE 4                                    LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follow:

		Gross unrealized
	Amortized cost	Gains	Losses	Fair value

March 31, 2005	$3,878,702	$72,844	$—	$3,951,546
December 31, 2004	4,556,135	81,786	—	4,637,921

NOTE 5                                    LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

	March 31, 2005	December 31, 2004

First mortgage loans:
Conventional	$82,441,957	$82,088,273
FHA insured and VA guaranteed	8,489,371	9,451,207
Commercial real estate loans	55,825,665	53,130,323
Commercial loans, other than mortgage	19,920,617	19,686,535
Consumer and installment loans	28,520,988	24,440,978
Construction loans	5,314,677	7,913,743
Other	8,113,218	7,768,561

	208,626,493	204,479,620

Less:
Loans in process	784,623	1,642,240
Unearned discounts, deferred loan fees, and other	439,139	413,692
Allowance for loan losses	1,495,320	1,351,167

	$205,907,411	$201,072,521

The level of allowance for loan losses is established by management of the Bank to incorporate a systematic methodology, which is applied quarterly, to determine the elements of the allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for anticipated loan losses.  This methodology includes the following elements:

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

• Consideration of external factors such as local, regional, and national economic factors

• An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

Allowances are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due as well as considering the net realizable value of the security and of the loan guarantees, if applicable.  The following table is an analysis of changes in the allowance for loan losses:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Balance at beginning of period	$1,351,167	$949,516

Loans charged-off	(37,989)	(150,801)
Recoveries	32,142	868

Net loans charged-off	(5,847)	(149,933)
Provision for loan losses charged to operations	150,000	213,000

Balance at end of period	$1,495,320	$1,012,583

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

	Three Months Ended March 31, 2005	Year Ended December 31, 2004

Balance at beginning of period	$1,715,334	$1,449,117
Loans originated	232,600	539,079
Loan principal payments and other reductions	(200,214)	(272,862)

Balance at end of period	$1,747,720	$1,715,334

NOTE 6                                    NON-PERFORMING ASSETS

The composition of the Bank’s portfolio of non-performing assets is shown in the following table:

	March 31, 2005	December 31, 2004

Non-accruing loans*	$354,548	$507,555
Past due 90 days or more and still accruing	—	—
Troubled debt restructured	—	—
Real estate owned, net	221,613	311,357

	$576,161	$818,912

Ratio of non-performing assets to total assets	0.15%	0.22%

*                 Primarily loans which are past due for 90 days or more

NOTE 7                                    FHLB ADVANCES

The following table summarizes the Bank's FHLB advances at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004

$5,300,000 note payable to FHLB, interest at 2.98%, interest and principal due on April 1, 2005	$5,300,000	$—
$36,000,000 note payable to FHLB, interest at 2.78%, interest and principal due on April 4, 2005	36,000,000	—
$3,200,000 note payable to FHLB, interest at 2.46%, interest and principal due on January 3, 2005	—	3,200,000
$500,000 note payable to FHLB, interest only at 5.011%, payable monthly, due on December 5, 2005	500,000	500,000
$5,000,000 note payable to FHLB, interest at 2.988%, payable in monthly principal and interest installments of approximately $100,000 through September 4, 2007	2,593,216	2,842,055
Total FHLB advances	$44,393,216	$6,542,055

NOTE 8                                    EARNINGS PER SHARE

Basic earnings per common share have been computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share has been computed by dividing net income for the period by the weighted average number of common shares outstanding during the period adjusted for the assumed exercise of outstanding stock options and other contingently issuable shares of common stock.

A reconciliation between basic and diluted weighted average common shares outstanding follows:

	Three Months Ended March 31,
	2005	2004

Weighted average common Shares – Basic	1,633,000	1,247,587

Plus effect of dilutive securities:
Stock Options	49,633	78,988
Shares held by Rabbi Trust	2,880	66,700

Weighted average common Shares – Assuming Dilution	1,685,513	1,393,275

NOTE 9                                    OFF-STATEMENT OF FINANCIAL CONDITION ARRANGEMENTS

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

The following table details the amounts and expected maturities of significant commitments as of March 31, 2005.

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Commitments to extend credit:
Residential real estate loans	$7,945	$—	$—	$—	$7,945
Construction loans	785	—	—	—	785
Lines of credit	17,648	—	—	—	17,648
Credit cards	2,546	—	—	—	2,546
Letters of credit	80	—	—	—	80
Commitments to sell mortgage loans	11,823	—	—	—	11,823
Commitments to purchase corporate bonds	3,369	—	—	—	3,369

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

On May 24, 2004, the Company entered into an agreement with Journal Center Corporation, to purchase a parcel of land in Albuquerque, New Mexico.  The purchase price will be equal to the total number of square feet contained in the property, multiplied by $9.75.  The Company expects the purchase price to be approximately $1,186,000.  As of the date of this report, the transaction had not yet closed, but management expects closing to occur before the end of the second quarter of 2005.  Plans for construction of a building at the property site are also pending.

NOTE 10                             MATERIAL BUSINESS COMBINATIONS

The Company completed its acquisitions of two branches in Las Cruces, New Mexico on May 1, 2004 and one branch in Sun City, Arizona on November 1, 2004.  The branches were purchased from Matrix Capital Bank, a wholly owned subsidiary of Matrix Bancorp, Inc.  The acquisitions were accounted for using the purchase method of accounting, and accordingly, the acquired assets and liabilities were recorded at their respective fair values on the dates of acquisition.  The purchase price allocations have not been finalized pending valuation of certain assets.

In March 2005, appraisals of the Las Cruces, New Mexico properties were completed.  The appraisals resulted in a $1,040,000 increase in the estimated recorded value of the properties.  Accordingly, goodwill was reduced by $1,040,000.  In addition, during the quarter ended March 31, 2005, the Company recorded additional acquisition costs, resulting in an increase to goodwill of approximately $23,000.

The following table reflects the pro forma results of operations as though the acquisitions of the branches had been completed on January 1, 2004.  The pro forma results of operations do not include pro forma adjustments related to potential earnings from the potential investment of the net cash received from Matrix Capital Bank at the close of the acquisitions.

	Three Months Ended March 31,
	2005	2004

Net interest income before provision for loan losses	$2,687,069	$1,267,479
Net income (loss)	282,732	(285,863)
Income (loss) per share
Basic	0.17	(0.23)
Assuming dilution	0.17	(0.23)

Item 2 – Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with ACCESS ANYTIME BANCORP, INC.’s (“the Company”) 2004 Annual Report on Form 10-KSB.

General

The Company is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of AccessBank (the “Bank”).  The Bank is a federally chartered stock savings bank conducting business from one loan production office in Albuquerque, New Mexico, nine full-service banking locations in Albuquerque, Clovis, Gallup, and Portales, and Las Cruces, New Mexico, and one full-service banking location in Sun City, Arizona.  The Bank has a wholly owned subsidiary, FEDCO, which is currently inactive.

The Las Cruces, New Mexico branches were acquired from Matrix Capital Bank on May 1, 2004.  The fair values of acquired loans and deposits at the branches were approximately $19.6 million and $79.1 million, respectively.  The Company also received approximately $51.5 million in cash (net of acquisition costs) at the close of the transaction.  The Sun City, Arizona branch was acquired from Matrix Capital Bank on November 1, 2004.  The fair values of acquired loans and deposits at the branch were approximately $1,435 and $104.6 million, respectively.  The Company also received approximately $98.2 million in cash (net of acquisition costs) at the close of the transaction.

The Bank is principally engaged in the business of attracting retail and commercial deposits from the general public and investing those funds in first mortgage loans in owner occupied, single-family residential loans and securities.  The Bank also originates commercial real estate loans and, to a lesser extent, residential construction loans.  In addition, the Bank originates consumer loans, including loans for the purchase of automobiles and home improvement loans, and commercial business loans including Small Business Administration loans.

The most significant outside factors influencing the operations of the Bank and other financial institutions include general economic conditions, competition in the local market place and the related monetary and fiscal policies of agencies that regulate financial institutions.  More specifically, the cost of funds, primarily consisting of deposits, is influenced by interest rates on competing investments and general market rates of interest.  Lending activities are influenced by the demand for real estate financing and other types of loans, which in turn is affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability.  The Bank considers the state of New Mexico as its primary trade area.  Federal government outlays in research and development, defense, and agriculture represent a significant portion of the New Mexico economy.  The Bank’s lending territory also includes Maricopa County in Arizona and portions of the State of Texas.

Financial Condition

Total assets for the Company increased by $27.1 million or 7.4%, from December 31, 2004 to March 31, 2005.  The increase in assets was primarily due to the purchase of approximately $30.4 million of securities held-to-maturity, primarily financed by FHLB advances. In addition, loans receivable increased by $4.8 million.

Total liabilities increased by $26.5 million or 7.7%, from December 31, 2004 to March 31, 2005.  The increase in liabilities was primarily due to an increase in Federal Home Loan Bank advances of $37.9 million, partially offset by a decrease in customer deposits of $11.5 million.

Capital Adequacy and Liquidity

Capital Adequacy - Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and the implementation of Office of Thrift Supervision (“OTS”) regulations on December 7, 1989, the Bank must have:  (1) Tier 1 or core capital equal to 4% of adjusted total assets and (2) total capital equal to 8.0% of risk-weighted assets, which includes off-balance sheet items.

Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), to be deemed “well capitalized” the minimum ratios the Bank must have are: (1) Tier 1 or core capital of 5% of adjusted total assets, (2) Tier 1 risk-based capital of 6% of risk-weighted assets, and (3) total risk-based capital of 10% of risk weighted assets.

The following table is a reconciliation of the Bank’s capital for regulatory purposes at March 31, 2005, as reported to the OTS.

	Tier 1- Core Capital	Tier 1- Risk-based Capital	Total Risk-based Capital

Total regulatory assets	$393,276,586
Net change in market value of available-for-sale securities	26,174
Less intangible assets disallowed for regulatory purposes	(10,148,028)

Adjusted regulatory total assets	$383,154,732

Risk-based assets		$188,054,000	$188,054,000

Stockholder’s equity	$29,772,295	$29,772,295	$29,772,295
Net change in market value of available-for-sale securities, net of tax	15,705	15,705	15,705
Valuation allowance	—	—	1,452,326
Less intangible assets disallowed for regulatory purposes	(10,148,028)	(10,148,028)	(10,148,028)

Regulatory capital	19,639,972	19,639,972	21,092,298
Regulatory capital required to be “well capitalized”	19,157,737	11,283,240	18,805,400

Excess regulatory capital	$482,235	$8,356,732	$2,286,898

Bank’s capital to adjusted regulatory assets	5.13%

Bank’s capital to risk-based assets		10.44%	11.22%

Liquidity

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers.  The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base.  A further source is the Bank’s ability to borrow funds.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) which provides a source of borrowings to the Bank for asset and asset/liability matching.  FHLB advances were $44.4 million and $6.5 million at March 31, 2005 and December 31, 2004, respectively.  The additional advances were primarily used to fund purchases of securities held-to-maturity.  At the close of business on April 28, 2005, FHLB advances were $52.5 million.

Liquidity risk results from the mismatching of assets and liabilities cash flows.  Management chooses asset/liability strategies that promote stable earnings and reliable funding.  Interest rate risk and funding positions are kept within limits established by the Board of Directors of the Bank to ensure that risk taking is not excessive and that liquidity is properly managed.  The Bank keeps a portion of its interest-bearing assets in adjustable-rate products to reduce interest rate sensitivity.  Therefore, if rates increase the Bank can retain its deposits by increasing rates paid on deposits, while limiting the impact on the Bank’s net interest margin.  The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $180.8 million and $192.3 million at March 31, 2005 and December 31, 2004, respectively.

At March 31, 2005 and 2004, the Company had lines of credit totaling $400,000 each year from other banks. The Company had $268,182 in borrowings outstanding under these arrangements at March 31, 2005 and no borrowings outstanding at March 31, 2004.  The lines of credit bear market rates of interest and borrowings thereunder are to be used for general purposes.

Results of Operations

Three-Month Comparative Analysis for Periods March 31, 2005 and 2004

Net income for the three months ended March 31, 2005 was $282,732 or $.17 per basic and diluted share, compared to $180,870 or $.14 per basic share and $.13 per diluted share for the three-months ended March 31, 2004, an increase of $101,862 or 56.3%.  Net income per diluted share increased by 30.8%, primarily due to the increase in net income, partially offset by an increase in weighted average common shares.

Net Interest Income.  Net interest income before provision for loan losses increased by 47.5% to $2,687,069 for the three months ended March 31, 2005, compared to $1,821,565 for the same period in 2004.  The increase was primarily due to an increase in total interest income of $1,585,000.  This improvement was primarily due to the increase in loan volume as compared to March 31, 2004, $19 million of which was attributable to the May 1, 2004 acquisition of two branches in Las Cruces, New Mexico.  The improvement is also attributable to an increase in interest income from securities purchased in the second and fourth quarters of 2004 and additional security purchases during the three-months ended March 31, 2005.  The increase in interest income was partially offset by a $677,000 increase in interest expense on deposits, primarily due to the substantial increase in deposits which resulted primarily from the acquisition of the two Las Cruces, New Mexico branches in May, 2004 and the acquisition of the Sun City, Arizona branch in November, 2004.  See Note 10 to the Unaudited Consolidated Financial Statements in this Form 10-QSB for additional discussion on acquisitions.

Provision for Loan Losses.  The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral, and other factors which may affect the collectibility of loans.  Management’s analysis of current conditions resulted in a provision for loan losses of $150,000 and $213,000 for the three months ended March 31, 2005 and 2004, respectively.  The decrease in the provision is consistent with the decrease in both net loans charged off and non-performing assets during the quarter ended March 31, 2005.  Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations.  See Note 5 to the Unaudited Consolidated Financial Statements in this Form 10-QSB for additional discussion on the allowance for loan losses.

Noninterest Income.  During the three months ended March 31, 2005, noninterest income increased by $86,127, or 13.6%, to $717,821 from $631,694 for the same period in 2004.  The increase in noninterest income was primarily due to increases in other income and gains on sales of loans held-for-sale.  The increase in other income was primarily due to an increase in rental income generated by one of the Company’s Las Cruces, New Mexico branches.

Noninterest Expense.  During the three months ended March 31, 2005, noninterest expense increased by $902,435, or 48.4%, to $2,766,890 from $1,864,455 for the same period in 2004.  The $902,435 increase in noninterest expense was primarily due to the acquisition of the Las Cruces, New Mexico and Sun City, Arizona branches (see Note 10 to the Unaudited Consolidated Financial Statements in this Form 10-QSB).   The increase consisted primarily of increases in salaries and employee benefits of $464,542, occupancy expense of $166,755, and other expenses of $182,902.

Income Tax Expense.  Income tax expense for the three months ended March 31, 2005 increased by $10,334 to $205,268, a 42.1% effective tax rate, from $194,934, a 51.9% effective tax rate, for the three months ended March 31, 2004.  The increase in income tax expense is primarily due to an increase in income before taxes for the quarter ended March 31, 2005 as compared to the same quarter in 2004.  The decrease in the effective tax rate is primarily due to an adjustment to the deferred tax asset valuation allowance made in the quarter ended March 31, 2004.

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

	Quarter ended March 31,
	2005			2004
	Average outstanding balance	Interest earned/ Paid	Yield/ Rate	Average outstanding balance	Interest earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$207,208,070	$3,312,930	6.40%	$161,763,717	$2,593,157	6.41%
Mortgage-backed securities	68,072,945	633,340	3.72	7,294,080	69,461	3.81
Investment securities	64,378,223	438,025	2.72	15,994,590	127,765	3.20
Other interest-earning assets	5,855,830	36,136	2.47	10,704,891	45,269	1.69

Total interest-earning assets (1)	$345,515,068	$4,420,431	5.12%	$195,757,278	$2,835,652	5.79%

Interest-bearing liabilities:
Deposits	$322,100,098	$1,426,258	1.77%	$165,282,240	$748,926	1.81%
Federal Home Loan Bank advances	17,474,036	122,317	2.80	15,655,587	101,761	2.60
Other borrowings	8,248,000	184,787	8.96	8,000,000	163,400	8.17

Total interest-bearing liabilities	$347,822,134	$1,733,362	1.99%	$188,937,827	$1,014,087	2.15%

Net interest income before provision for loan losses		$2,687,069			$1,821,565
Net interest rate spread			3.13%			3.64%

Net interest-earning (liabilities) assets	$(2,307,066)			$6,819,451
Net yield on average interest-earning assets			3.11%			3.72%

Average interest-earning assets to average interest-bearing liabilities		99.34%			103.61%

(1) Calculated net of loans in process

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic Securities and Exchange Commission (“SEC”) filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There was no change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REDW Trust Co. had invested trust assets in Company stock by purchasing Company stock on the open market from time to time.  Although the trust assets are held by an independent trustee for the benefit of the plan participants, pursuant to EITF 97-14, shares of Company common stock held in this Rabbi Trust are classified as equity in a manner similar to the manner in which treasury stock is accounted for.

The Company does not currently have any publicly announced plan or program to repurchase its own common stock.  However, market purchases of the Company’s common stock for the Rabbi Trust made by the plan trustee, REDW Trust Co., have been treated as treasury stock for certain accounting purposes.  As part of a plan to diversify plan assets, REDW Trust Co. had stopped purchasing any additional shares of Company common stock after June 18, 2004.  However, in March 2005, REDW Trust Co. purchased 120 additional shares of Company common stock, which related to the employer discretionary contribution for a plan participant.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

As reported in the Company’s March 2, 2005 Form 8-K, on February 24, 2005, the Compensation Committee of the Board of Directors of the Company approved amendments to the respective employment agreements for the Company’s Chief Executive Officer, Norman R. Corzine and the Company’s President, Don K. Padgett.  The amendments include a potential bonus distribution in early 2006 for 2005 performance of up to $100,000 to be shared equally by Mr. Corzine and Mr. Padgett.  The bonuses would be awarded at the discretion of the Committee based upon performance goals to be established by April 30, 2005.  These performance goals were approved by the Compensation Committee on April 29, 2005 and are reported in this Form 10-QSB, in lieu of a Form 8-K.  The performance criteria are as follows:

•                  Achievement of 2005 operating budgets

•                  Achievement of certain key ratios, in line with certain of the Company’s peers

In April, 2005, the Office of Thrift Supervision (“OTS”) notified the Company that, due to its ratio of tangible capital to tangible assets at year end December 31, 2004, which was 2.71%, the Company should notify the OTS thirty days in advance before issuing, renewing or increasing debt of the Company, including hybrid capital instruments, or guarantying the debt of any entity.  This requirement of notification does not apply to liabilities incurred in the normal course of business that are normally recorded as accounts payable.  The notification requirement applies to the Company only and does not apply to AccessBank.  As of March 31, 2005, the Company had increased its tangible capital to tangible assets ratio to 2.96%.  The Company is currently in discussions with the OTS as to the duration of this notification requirement.  The Company does not expect this notification requirement to materially adversely affect its consolidated financial position or results of operations or the financial position or results of operations of AccessBank.  The Bank was considered "well capitalized" at March 31, 2005 and December 31, 2004.  See "Capital Adequacy" on page 20 of this 10-QSB.

Item 6 – Exhibits

10.3.8  Amendment Number Eight to Profit Sharing and Employee Stock Ownership Plan of AccessBank.

10.3.9  Amendment Number Nine to Profit Sharing and Employee Stock Ownership Plan of AccessBank.

10.7.6 Amendment to Employment Agreement with Norman R. Corzine dated March 1, 2005.***

10.8.2 Amendment to Employment Agreement with Don K. Padgett dated February 15, 2004. ***

10.8.3 Amendment to Employment Agreement with Don K. Padgett dated March 1, 2005.***

31.1 Certification of Chief Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

***  designated compensatory plan required to be identified

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS ANYTIME BANCORP, INC.

Date: April 29, 2005	/s/ Norman R. Corzine
Norman R. Corzine, Chairman of the Board,
Chief Executive Officer
(Duly Authorized Representative)

Date: April 29, 2005	/s/ Ken Huey, Jr.
Ken Huey, Jr., Chief Financial Officer
Director
(Principal Financial and Accounting Officer)
(Duly Authorized Representative)

Date: April 29, 2005	/s/ Don K. Padgett
Don K. Padgett, President
Director
(Duly Authorized Representative)