Form 10QSB
period 2005-06-30
ACCESS ANYTIME BANCORP INC
filed 2005-07-29
CIK 1024015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

Yes ☒          No ☐

1,724,745 Shares of Capital Stock $.01 par value

Outstanding as of July 29, 2005

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

The following unaudited consolidated financial statements include all adjustments, which, in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$9,283,269	$8,942,538
Certificates of deposit	3,770,000	3,770,000
Securities available-for-sale (amortized cost of $7,090,629 and $17,379,171)	7,081,103	17,372,169
Securities held-to-maturity (aggregate fair value of $122,645,884 and $106,384,372)	123,561,518	106,890,177
Securities trading	1,108,388	988,163
Loans held-for-sale (aggregate fair value of $5,728,144 and $4,637,921)	5,685,389	4,556,135
Loans receivable, net	197,753,764	201,072,521
Interest receivable, loans	819,712	891,018
Interest receivable, securities	663,800	625,494
Real estate owned, net	256,715	311,357
Federal Home Loan Bank (“FHLB”) stock	2,832,900	1,838,000
Premises and equipment, net	10,410,911	8,254,310
Goodwill	8,132,854	9,137,399
Other intangible assets, net of accumulated amortization of $890,330 and $783,498	1,973,758	2,080,590
Deferred tax assets	78,017	—
Other assets	915,400	809,283
Total assets	$374,327,498	$367,539,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$309,013,285	$329,433,756
FHLB advances	32,142,514	6,542,055
Accrued interest and other liabilities	2,134,010	2,104,634
Advanced payments by borrowers for taxes and insurance	365,007	312,441
Deferred tax liabilities	—	8,618
Trust Preferred Securities – Notes Payable	8,248,000	8,248,000
Total liabilities	351,902,816	346,649,504

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 1,827,367 and 1,800,971 shares issued; 1,628,348 and 1,591,418 shares outstanding in 2005 and 2004, respectively	18,274	18,010
Capital in excess of par value	16,046,468	15,522,508
Retained earnings	7,914,302	6,960,346
Accumulated other comprehensive loss, net of tax benefit of $4,001 and $2,801	(5,525)	(4,201)
	23,973,519	22,496,663
Unallocated Employee Stock Ownership Plan shares; 96,039 and 106,693 shares outstanding	(540,219)	(600,148)
Treasury stock, at cost; 102,980 and 102,860 shares	(1,008,618)	(1,006,865)
Total stockholders’ equity	22,424,682	20,889,650

Total liabilities and stockholders’ equity	$374,327,498	$367,539,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2005	2004	2005	2004

Interest income:
Loans receivable	$3,589,316	$2,964,497	$6,902,246	$5,557,654
Investment securities	419,375	160,585	857,400	288,350
Mortgage-backed securities	812,772	204,587	1,446,112	274,048
Other interest income	35,237	50,636	71,373	95,905

Total interest income	4,856,700	3,380,305	9,277,131	6,215,957

Interest expense:
Deposits	1,445,313	836,650	2,871,571	1,585,576
Federal Home Loan Bank advances	344,859	106,886	467,176	208,647
Other borrowings	194,795	164,135	379,582	327,535

Total interest expense	1,984,967	1,107,671	3,718,329	2,121,758

Net interest income before provision for loan losses	2,871,733	2,272,634	5,558,802	4,094,199
Provision for loan losses	225,000	213,000	375,000	426,000

Net interest income after provision for loan losses	2,646,733	2,059,634	5,183,802	3,668,199

Noninterest income:
Loan servicing and other fees	134,721	187,564	263,870	316,159
Gains on sales of loans held-for-sale	719,654	269,584	975,241	494,198
Other income	355,830	351,069	688,915	629,554

Total noninterest income	1,210,205	808,217	1,928,026	1,439,911

Noninterest expense:
Salaries and employee benefits	1,523,149	1,101,696	2,948,386	2,062,391
Occupancy expense	390,174	296,978	784,909	524,958
Deposit insurance premium	29,705	20,243	56,080	40,325
Advertising	82,950	50,949	146,833	78,279
Professional fees	150,999	121,551	340,763	265,925
Other expense	624,183	527,737	1,291,079	1,011,731

Total noninterest expense	2,801,160	2,119,154	5,568,050	3,983,609

Income before income taxes	1,055,778	748,697	1,543,778	1,124,501

Income tax expense	384,554	317,066	589,822	512,000

Net income	$671,224	$431,631	$953,956	$612,501

Earnings per common share-basic	$.40	$.34	$.58	$.49

Earnings per common share-assuming dilution	$.39	$.31	$.56	$.44

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

(unaudited)

						Accumulated
				Capital		Other
		Common Stock		in Excess		Comprehensive		Treasury Stock
	Comprehensive	Number		of Par	Retained	Loss,	Unallocated	Number
	Income	of shares	Amount	Value	Earnings	Net	ESOP Shares	of Shares	Amount	Total

Balance at December 31, 2004		1,800,971	$18,010	$15,522,508	$6,960,346	$(4,201)	$(600,148)	102,860	$(1,006,865)	$20,889,650

Net income	$953,956	—	—	—	953,956	—	—	—	—	953,956

Net change in fair value of available-for-sale securities, net of tax	(1,324)	—	—	—	—	(1,324)	—	—	—	(1,324)

Total comprehensive income	$952,632

Common shares issued		26,396	264	173,778						174,042

Income tax benefit from stock option exercises				196,451						196,451

Common stock rights awarded in lieu of directors’ cash compensation		—	—	62,000	—	—	—	—	—	62,000

Purchases of treasury stock		—	—	—	—	—	—	120	(1,753)	(1,753)

ESOP shares allocated		—	—	91,731	—	—	59,929	—	—	151,660

Balance at June 30, 2005		1,827,367	$18,274	$16,046,468	$7,914,302	$(5,525)	$(540,219)	102,980	$(1,008,618)	$22,424,682

June 30, 2005

Disclosure of reclassification amounts:
Unrealized holding losses arising during period	$(1,324)
Reclassification adjustment for gains included in net income	—
Net change in fair value of available-for-sale securities, net of tax	$(1,324)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six Month Periods Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$953,956	$612,501
Adjustments to reconcile net income to cash from operating activities:
Depreciation	300,518	215,392
Deferred income taxes	(86,635)	220,555
Provision for loan losses	375,000	426,000
Amortization of premiums on investment securities	98,029	6,357
Amortization of loan premiums, discounts and deferred fees, net	14,846	226,610
Amortization of other intangible assets	106,832	79,630
Non-cash ESOP contribution	151,660	168,463
Income tax benefit from stock option exercises	196,451	—
Gains on sales of loans held-for-sale	(975,241)	(494,198)
Proceeds from sales of loans held-for-sale	47,355,211	26,966,239
Originations of loans held-for-sale	(30,828,362)	(28,978,167)
Common stock rights awarded in lieu of directors compensation	62,000	57,250
Loss (gain) on sale of foreclosed real estate	758	(39,099)
Net increase in trading securities	(120,225)	—
Net increase in accrued interest receivable and other assets	(134,035)	(416,061)
Increase (decrease) in accrued interest and other liabilities	28,052	(562,229)

Net cash from operating activities	17,498,815	(1,510,757)

Cash flows from investing activities:
Purchases of available for sale securities	—	(3,971,360)
Proceeds from maturities and principal repayments of available-for-sale securities	10,283,882	692,557
Purchases of held-to-maturity securities	(33,241,377)	(33,012,977)
Proceeds from maturities and principal repayments of held-to-maturity securities	16,479,191	1,983,186
Purchases of certificates of deposit	(297,000)	(198,000)
Proceeds from maturities of certificates of deposit	297,000	305,000
Net increase in loans	(13,751,951)	(18,488,432)
Purchase of FHLB stock	(2,161,700)	(888,200)
Redemption of FHLB stock	1,166,800	—
Proceeds from sales of foreclosed real estate	79,333	413,702
Purchases of premises and equipment	(1,417,105)	(272,266)
Net cash received in branch acquisition	—	51,907,522

Net cash from investing activities	(22,562,927)	(1,529,268)

Cash flows from financing activities:
Net decrease in deposits	(20,420,471)	(6,461,547)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	52,566	(31,159)
Net increase in FHLB advances	25,600,459	7,290,777
Proceeds from advances on line of credit	268,142	—
Payments on advances on line of credit	(268,142)	—
Purchase of treasury stock	(1,753)	(125,022)
Sale of treasury stock	—	27,840
Proceeds from issuance of common stock	174,042	1,997

Net cash from financing activities	5,404,843	702,886

Increase (decrease) in cash and cash equivalents	340,731	(2,337,139)
Cash and cash equivalents at beginning of period	8,942,538	11,611,364

Cash and cash equivalents at end of period	9,283,269	9,274,225

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,714,937	$2,127,541
Income taxes	527,650	100,150
Supplemental disclosure of non-cash investing activities:
Real estate acquired in settlement of loans	—	76,708
Transfer of loans receivable to loans held-for-sale	16,680,862	—
Transfer of goodwill to premises and equipment	1,040,014	—

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

NOTE 2                                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of Accounting Standards – In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148 (“Statement 148”), Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.  This statement amends Statement 123 to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, Statement 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment.  See further discussion below.

Had compensation cost for all grants of stock options and the director retainer plan shares during 2005 and 2004 been determined based on the fair value at the date of grant, reported net income and earnings per share would have been adjusted to the pro-forma amounts shown below:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$671,224	$431,631	$953,956	$612,501
Stock-based employee compensation expense Included in reported net income, net of related tax effects	—	—	—	(82,178)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,562)	(20,985)	(47,450)	(26,757)

Pro forma net income	$664,662	$410,646	$906,506	$503,566

Earnings per share-basic
As reported	$.40	$.34	$.58	$.49
Pro forma	$.40	$.33	$.55	$.40

Earnings per share-assuming dilution
As reported	$.39	$.31	$.56	$.44
Pro forma	$.39	$.29	$.54	$.36

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

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF No. 03-1 provides accounting guidance regarding the determination of when an impairment (i.e. fair value is less than amortized cost) of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in earnings.  EITF No. 03-1 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized.  The FASB has been reconsidering in its entirety the EITF’s and all other guidance on disclosing, measuring, and recognizing other-than-temporary impairments of debt and equity securities.  In June, 2005, the FASB nullified the guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in paragraphs 10-18 of EITF No. 03-1.  In addition, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but plans to emphasize in a final FASB Staff Position that entities recognize other-than-temporary impairments by applying the relevant guidance such as Statement No. 115, and paragraph 6 of APB Opinion No. 18.

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

In December 2004, the AICPA issued Statement of Position (“SOP”) 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.  The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or loans accounted for as debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality.  The SOP requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.  It includes loans with evidence of deterioration of credit quality since origination, acquired by completion of a transfer, including such loans acquired in purchase business combinations, and applies to all nongovernmental entities, including not-for-profit organizations.  The SOP does not apply to loans originated by the entity or acquired loans that have not deteriorated in credit quality since origination.  The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.  Since the Company has not acquired any loans in fiscal 2005, the SOP had no impact on its consolidated financial statements.

NOTE 3                                                    SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management’s ability and intent.  See discussion of trading securities below.  The carrying amount of securities and their approximate fair value follow:

	Amortized	Gross unrealized		Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
June 30, 2005:
Mortgage-backed securities:
GNMA adjustable rate	$1,612,942	$1,371	$10,605	$1,603,708
GNMA fixed rate	273,290	12,994	—	286,284
Equity securities:
FNMA common stock	6,858	—	977	5,881
FNMA bonds	1,000,000	—	13,750	986,250
U.S. Treasury notes	3,997,539	—	4,879	3,992,660
Trust preferred securities	200,000	6,320	—	206,320
	$7,090,629	$20,685	$30,211	$7,081,103
December 31, 2004:
Mortgage-backed securities:
GNMA adjustable rate	$1,826,160	$1,603	$15,002	$1,812,761
GNMA fixed rate	346,471	19,686	—	366,157
Equity securities:
FNMA common stock	6,858	283	—	7,141
FNMA bonds	1,000,000	—	11,250	988,750
U.S. Treasury notes	13,999,682	650	14,092	13,986,240
Trust preferred securities	200,000	11,120	—	211,120
	$17,379,171	$33,342	$40,344	$17,372,169

Held-to-maturity securities:
June 30, 2005:
Mortgage-backed securities:
GNMA adjustable rate	$54,323,490	$14,777	$310,788	$54,027,479
FHLMC adjustable rate	148,891	819	592	149,118
GNMA fixed rate	21,101,640	52,808	71,779	21,082,669
CMO fixed rate	4,613,547	—	45,488	4,568,059
FHLB bonds	4,255,218	3,328	29,643	4,228,903
FHLMC bonds	1,000,000	—	4,690	995,310
FNMA bonds	1,000,000	—	10,000	990,000
US Treasury bonds	35,865,603	—	479,533	35,386,070
Corporate bonds	491,725	—	11,952	479,773
Municipal tax exempt fixed rate	761,404	101	23,002	738,503

	$123,561,518	$71,833	$987,467	$122,645,884
December 31, 2004:
Mortgage-backed securities:
GNMA adjustable rate	$46,341,854	$1,620	$286,988	$46,056,486
FHLMC adjustable rate	162,663	580	561	162,682
GNMA fixed rate	7,271,104	70,565	8,050	7,333,619
CMO fixed rate	4,939,455	—	5,406	4,934,049
FHLB bonds	4,252,961	11,553	2,460	4,262,054
FHLMC bonds	1,000,000	—	5,000	995,000
FFCB bonds	2,011,700	800	—	2,012,500
FNMA bonds	1,000,000	—	17,500	982,500
US Treasury bonds	38,813,119	—	240,351	38,572,768
Corporate bonds	490,407	—	6,132	484,275
Municipal tax exempt fixed rate	606,914	—	18,475	588,439
	$106,890,177	$85,118	$590,923	$106,384,372

The Company’s unrealized losses at June 30, 2005 were approximately $1.0 million.  The majority of the unrealized losses relate to the Company’s GNMA and U.S. Treasury bond portfolio, which are guaranteed by the full faith and credit of the United States Government and have been classified by the Company as held-to-maturity.  These unrealized losses are caused by fluctuations in market interest rates.  The Company believes that the United States Government will honor its interest payment schedules, as well as the full debt at maturity.  Because the unrealized losses are due to market interest rates and no credit worthiness factors exist, and because the Company has the ability and intent to hold these investments to maturity, the Company believes that the investments are not considered other-than-temporarily impaired.

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

Through June 18, 2004, all salary deferral contributions were invested in the Company’s common stock, and pursuant to EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, these shares were classified as equity in a manner similar to the manner in which treasury stock is accounted for.  Subsequent to June 18, 2004, as part of a plan to diversify plan assets, the plan’s trustee began selling the shares of Company common stock held by the Rabbi Trust on the open market.  All proceeds from the sale transactions were deposited into the Rabbi Trust and were invested in mutual bond and equity funds, money market funds, and real estate investment trusts by the trustee for the benefit of plan participants in accordance with the trust agreement.  Under EITF 97-14, the diversified assets held by the Rabbi Trust are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are classified as trading securities.  Trading Securities are carried at fair value with unrealized holding gains and losses included in earnings.  At June 30, 2005 and December 31, 2004, the fair value of the trading securities held by the Rabbi Trust was $1,108,388 and $988,163, respectively.

NOTE 4                                                    LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follow:

		Gross unrealized
	Amortized cost	Gains	Losses	Fair value

June 30, 2005	$5,685,389	$42,755	$—	$5,728,144
December 31, 2004	4,556,135	81,786	—	4,637,921

NOTE 5                                                    LOANS RECEIVABLE

The components of loans in the consolidated statements of financial condition were as follows:

	June 30, 2005	December 31, 2004

First mortgage loans:
Conventional	$71,942,547	$82,088,273
FHA insured and VA guaranteed	4,223,631	9,451,207
Commercial real estate loans	55,168,782	53,130,323
Commercial loans, other than mortgage	21,623,997	19,686,535
Consumer and installment loans	32,608,198	24,440,978
Construction loans	6,422,893	7,913,743
Other	8,117,759	7,768,561

	200,107,807	204,479,620

Less:
Loans in process	344,816	1,642,240
Unearned discounts, deferred loan fees, and other	348,417	413,692
Allowance for loan losses	1,660,810	1,351,167

	$197,753,764	$201,072,521

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

• Consideration of external factors such as local, regional, and national economic factors

• An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

Allowances are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due as well as considering the net realizable value of the security and of the loan guarantees, if applicable.  The following table is an analysis of changes in the allowance for loan losses:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Balance at beginning of period	$1,351,167	$949,516

Loans charged-off	(118,023)	(247,953)
Recoveries	52,666	868

Net loans charged-off	(65,357)	(247,085)
Provision for loan losses charged to operations	375,000	426,000
Allowance related to acquired loans	—	170,000

Balance at end of period	$1,660,810	$1,298,431

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

	Six Months Ended June 30, 2005	Year Ended December 31, 2004

Balance at beginning of period	$1,715,334	$1,449,117
Loans originated	232,600	539,079
Loan principal payments and other reductions	(509,427)	(272,862)

Balance at end of period	$1,438,507	$1,715,334

NOTE 6                                                    NON-PERFORMING ASSETS

The composition of the Bank’s portfolio of non-performing assets is shown in the following table:

	June 30, 2005	December 31, 2004

Non-accruing loans*	$256,816	$507,555
Past due 90 days or more and still accruing	—	—
Troubled debt restructured	—	—
Real estate owned, net	256,715	311,357

	$513,531	$818,912

Ratio of non-performing assets to total assets	0.14%	0.22%

*                      Primarily loans which are past due for 90 days or more

NOTE 7                                                    FHLB ADVANCES

The following table summarizes the Bank’s FHLB advances:

	June 30, 2005	December 31, 2004

$29,300,000 note payable to FHLB, interest at 3.44%, interest and principal due on July 1, 2005	$29,300,000	$—
$3,200,000 note payable to FHLB, interest at 2.46%, interest and principal due on January 3, 2005	—	3,200,000
$500,000 note payable to FHLB, interest only at 5.011%, payable monthly, due on December 5, 2005	500,000	500,000
$5,000,000 note payable to FHLB, interest at 2.988%, payable in monthly principal and interest installments of approximately $100,000 through September 4, 2007	2,342,514	2,842,055
Total FHLB advances	$32,142,514	$6,542,055

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

A reconciliation between basic and diluted weighted average common shares outstanding follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Weighted average common shares – Basic	1,662,967	1,251,644	1,648,066	1,249,616

Plus effect of dilutive securities:
Stock Options	39,693	80,509	40,396	79,579
Shares held by rabbi trust	2,980	69,807	2,930	68,252

Weighted average common shares – Assuming Dilution	1,705,640	1,401,960	1,691,392	1,397,447

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

The following table details the amounts and expected maturities of significant commitments as of June 30, 2005.

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Commitments to extend credit:
Residential real estate loans	$6,609	$—	$—	$—	$6,609
Construction loans	468	—	—	—	468
Lines of credit	20,837	—	—	—	20,837
Credit cards	2,614	—	—	—	2,614
Letters of credit	77	—	—	—	77
Commitments to sell mortgage loans	9,547	—	—	—	9,547

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

NOTE 10                                             MATERIAL BUSINESS COMBINATIONS

The Company completed its acquisitions of two branches in Las Cruces, New Mexico on May 1, 2004 and one branch in Sun City, Arizona on November 1, 2004.  The branches were purchased from Matrix Capital Bank, a wholly owned subsidiary of Matrix Bancorp, Inc.  The acquisitions were accounted for using the purchase method of accounting, and accordingly, the acquired assets and liabilities were recorded at their respective fair values on the dates of acquisition.  The Sun City purchase price allocation has not been finalized pending valuation of certain assets.

In March 2005, appraisals of the Las Cruces, New Mexico properties were completed.  The appraisals resulted in a $1,040,000 increase in the estimated recorded value of the properties.  Accordingly, goodwill was reduced by $1,040,000.  In addition, during the six months ended June 30, 2005, the Company recorded additional acquisition costs, resulting in an increase to goodwill of approximately $35,000.

The Company performed its annual goodwill impairment tests as of April 30, 2005.  Based on this analysis, there was no indication of goodwill impairment.

The following table reflects the pro forma results of operations as though the acquisitions of the branches had been completed on January 1, 2004.  The pro forma results of operations do not include pro forma adjustments related to potential earnings from the potential investment of the net cash received from Matrix Capital Bank at the close of the acquisitions.

	Six Months Ended June 30,
	2005	2004

Net interest income before provision for loan losses	$5,558,802	$2,704,584
Net income (loss)	953,956	(328,238)
Income (loss) per share
Basic	0.58	(0.26)
Assuming dilution	0.56	(0.26)

Item 2 – Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with ACCESS ANYTIME BANCORP, INC.’s (“the Company”) 2004 Annual Report on Form 10-KSB.

General

The Company is a Delaware corporation which was organized in 1996 for the purpose of becoming the thrift holding company of AccessBank (the “Bank”).  The Bank is a federally chartered stock savings bank conducting business from nine full-service banking locations in Albuquerque, Clovis, Gallup, Portales, and Las Cruces, New Mexico, and one full-service banking location in Sun City, Arizona.  The Bank has a wholly owned subsidiary, FEDCO, which is currently inactive.

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

On May 13, 2005, the Defense Base Closure and Realignment Commission (“the BRAC Commission”) received the list of military bases suggested by the Department of Defense for realignment or closure.  This list includes the suggested closure of Cannon Air Force Base in Clovis, New Mexico.  Cannon Air Force Base employs approximately 2,385 military personnel and 384 civilians.  The BRAC Commission is currently performing an independent analysis and evaluation of the list, which includes opportunity for public and community input.  The BRAC Commission will furnish the report of its findings and suggestions to the President and to the American public on September 8, 2005.  By September 23, 2005, the President must either forward the report to Congress or return it to the BRAC Commission for revision.  A revised report must be resubmitted to the President by October 20, 2005. The President must transmit his approval and certification by November 7, 2005.  By December 22, 2005, Congress must enact a joint resolution to reject the report in full, or the report becomes law.

Management has not yet determined the potential impact of the suggested closure of Cannon Air Force Base on the Company’s financial condition or results of operations.  However, the closure of Cannon Air Force Base could have a significant impact on the economies of both Clovis, New Mexico and Portales, New Mexico and the credit quality of the Company’s loan portfolio in these areas could deteriorate.  In addition, the Company’s deposit base in these areas could be reduced.  At June 30, 2005, the loan portfolios in Clovis, New Mexico and Portales, New Mexico represented approximately 33% of the Company’s total loan portfolio.  Approximately 13% of the Clovis and Portales loans are guaranteed by the U.S. Government and 39% of the Clovis and Portales loans are one-to-four family residential loans.  Deposits in Clovis and Portales represented approximately 24% of the Company’s total deposit base at June 30, 2005.    The estimated time to close bases that remain on the final list is unknown.

Financial Condition

Total assets for the Company increased by $6.8 million or 1.8%, from December 31, 2004 to June 30, 2005.  During the six month period ended June 30, 2005, the Company purchased approximately $33.2 million of securities held-to-maturity, primarily financed by FHLB advances.  In May 2005, the Company completed the purchase of a parcel of land in Albuquerque, New Mexico for approximately $1.2 million.  Plans for construction of a building at the property site are pending.

Total liabilities increased by $5.3 million or 1.5%, from December 31, 2004 to June 30, 2005.  FHLB advances increased by $25.6 million, but were offset by decreases in customer deposits.

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

The following table is a reconciliation of the Bank’s capital for regulatory purposes at June 30, 2005, as reported to the OTS.

	Tier 1- Core Capital	Tier 1- Risk-based Capital	Total Risk-based Capital

Total regulatory assets	$372,856,504
Net change in fair value of available-for-sale securities	9,526
Less intangible assets disallowed for regulatory purposes	(10,106,612)

Adjusted regulatory total assets	$362,759,418

Risk-based assets		$187,016,000	$187,016,000

Stockholder’s equity	$30,182,188	$30,182,188	$30,182,188
Net change in fair value of available-for-sale securities, net of tax	5,525	5,525	5,525
Valuation allowance	—	—	1,650,811
Less intangible assets disallowed for regulatory purposes	(10,106,612)	(10,106,612)	(10,106,612)

Regulatory capital	20,081,101	20,081,101	21,731,912
Regulatory capital required to be “well capitalized”	18,137,971	11,220,960	18,701,600

Excess regulatory capital	$1,943,130	$8,860,141	$3,030,312

Bank’s capital to adjusted regulatory assets	5.54%

Bank’s capital to risk-based assets		10.74%	11.62%

Liquidity

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers.  The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base.  A further source is the Bank’s ability to borrow funds.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) which provides a source of borrowings to the Bank for asset and asset/liability matching.  FHLB advances were $32.1 million and $6.5 million at June 30, 2005 and December 31, 2004, respectively.  The additional advances were primarily used to fund purchases of securities held-to-maturity.  At the close of business on July 28, 2005, FHLB advances were $25.2 million.

Liquidity risk results from the mismatching of assets and liabilities cash flows.  Management chooses asset/liability strategies that promote stable earnings and reliable funding.  Interest rate risk and funding positions are kept within limits established by the Board of Directors of the Bank to ensure that risk taking is not excessive and that liquidity is properly managed.  The Bank keeps a portion of its interest-bearing assets in adjustable-rate products to reduce interest rate sensitivity.  Therefore, if rates increase the Bank can retain its deposits by increasing rates paid on deposits, while limiting the impact on the Bank’s net interest margin.  The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $200.4 million and $192.3 million at June 30, 2005 and December 31, 2004, respectively.

At June 30, 2005 and December 31, 2004, the Company had lines of credit totaling $400,000 each year from other banks. The Company had no in borrowings outstanding under these arrangements at June 30, 2005 and December 31, 2004.  The lines of credit bear market rates of interest and borrowings thereunder are to be used for general purposes.

Results of Operations

Three-Month Comparative Analysis for Periods June 30, 2005 and 2004

Net income for the three months ended June 30, 2005 was $671,224 or $.40 per basic share and $.39 per diluted share, compared to $431,631 or $.34 per basic share and $.31 per diluted share for the three-months ended June 30, 2004, an increase of $239,593 or 55.5%.  Net income per diluted share increased by 25.8%, primarily due to the increase in net income, partially offset by an increase in weighted average common shares.

Net Interest Income.  Net interest income before provision for loan losses increased by 26.4% to $2,871,733 for the three months ended June 30, 2005, compared to $2,272,634 for the same period in 2004.  The increase was primarily due to an increase in total interest income of $1,476,395.  This improvement was primarily due to the increase in average loan balances as compared to June 30, 2004, attributable to loans acquired from the purchase of two branches in Las Cruces, New Mexico, and to a general increase in average loan volume within the Bank.  The improvement is also attributable to an increase in interest income from securities purchased in the fourth quarter of 2004 and the first quarter of 2005.  The increase in interest income was partially offset by a $608,663 increase in interest expense on deposits, primarily due to the substantial increase in deposits which resulted from the acquisitions of the two Las Cruces, New Mexico branches and the Sun City, Arizona branch.  See Note 10 to the Unaudited Consolidated Financial Statements in this Form 10-QSB for additional discussion on acquisitions.  The increase was also partially offset by an increase in interest expense on FHLB advances.

Provision for Loan Losses.  The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral, and other factors which may affect the collectibility of loans.  Management’s analysis of current conditions resulted in a provision for loan losses of $225,000 and $213,000 for the three months ended June 30, 2005 and 2004, respectively.  Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations.  See Note 5 to the Unaudited Consolidated Financial Statements in this Form 10-QSB for additional discussion on the allowance for loan losses.

Noninterest Income.  During the three months ended June 30, 2005, noninterest income increased by $401,988, or 49.7%, to $1,210,205 from $808,217 for the same period in 2004.  The increase in noninterest income was primarily due the gains generated by the increase in sales of one-to-four family residential mortgage loans.  During the three month period ended June 30, 2005, the Bank sold $32.1 million of these loans, which resulted in a $719,654 gain.  Of this $32.1 million, $16.7 million were transferred from held-to-maturity to held-for-sale, and subsequently sold to a third party.  During the same period in 2004, sales of these loans were $14.0 million, which resulted in a gain of $269,584.

Noninterest Expense.  During the three months ended June 30, 2005, noninterest expense increased by $682,006, or 32.2%, to $2,801,160 from $2,119,154 for the same period in 2004.  The increase consisted primarily of increases in salaries and employee benefits of $421,453, occupancy expense of $93,196, and other expenses of $96,446.  The increase in salaries and employee benefits and occupancy expense was primarily due to the acquisition of the Las Cruces, New Mexico and Sun City, Arizona branches (see Note 10 to the Unaudited Consolidated Financial Statements in this Form 10-QSB), as well as an increase in employee medical claims.  The increase in other expense is primarily due to the branch acquisitions and an increase in fees paid to the Company’s outsourced data processing service provider, due to increases in internet banking volume.

Income Tax Expense.  Income tax expense for the three months ended June 30, 2005 increased by $67,488, to $384,554, from $317,066 for the three months ended June 30, 2004.  The increase in income tax expense was primarily due to an increase in income before taxes, partially offset by an increase in the estimated utilization of the Company’s New Mexico state net operating loss carryforward.   For the same reasons, the effective tax rate decreased to 36.4% for the six months ended June 30, 2005, from 42.3% for the same period in 2004.

Six-Month Comparative Analysis for Periods June 30, 2005 and 2004

Net income for the six months ended June 30, 2005 was $953,956 or $.58 per basic share and $.56 per diluted share, compared to $612,501 or $.49 per basic share and $.44 per diluted share for the six-months ended June 30, 2004, an increase of $341,455 or 55.8%.  Net income per diluted share increased by 27.3%, primarily due to the increase in net income, partially offset by an increase in weighted average common shares.

Net Interest Income.  Net interest income before provision for loan losses increased by 35.8% to $5,558,802 for the six months ended June 30, 2005, compared to $4,094,199 for the same period in 2004.  The increase was primarily due to an increase in total interest income of $3,061,174.  This improvement was primarily due the increase in average loan balances as compared to June 30, 2004, attributable to loans acquired from the purchase of two branches in Las Cruces, New Mexico and to a general increase in average loan volume within the Bank.  The improvement is also attributable to an increase in interest income from securities purchased in the fourth quarter of 2004 and the first quarter of 2005.  The increase in interest income was partially offset by a $1.3 million increase in interest expense on deposits, primarily due to the substantial increase in deposits which resulted from the acquisitions of the two Las Cruces, New Mexico branches and the Sun City, Arizona branch.  See Note 10 to the Unaudited Consolidated Financial Statements in this Form 10-QSB for additional discussion on acquisitions.  The increase was also partially offset by an increase in interest expense on FHLB advances.

Provision for Loan Losses.  The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral, and other factors which may affect the collectibility of loans.  Management’s analysis of current conditions resulted in a provision for loan losses of $375,000 and $426,000 for the six months ended June 30, 2005 and 2004, respectively.  The decrease in the provision is consistent with the decrease in both net loans charged off and non-performing assets during the six month period ended June 30, 2005, partially offset by the increase in the average loan balance.  Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations.  See Note 5 to the Unaudited Consolidated Financial Statements in this Form 10-QSB for additional discussion on the allowance for loan losses.

Noninterest Income.  During the six months ended June 30, 2005, noninterest income increased by $488,115, or 33.9%, to $1,928,026 from $1,439,911 for the same period in 2004.  The increase in noninterest income was primarily due to the gains generated by the increase in sales of one-to-four family residential mortgage loans.  During the six month period ended June 30, 2005, the Bank sold $46.4 million of these loans, which resulted in a $975,241 gain.  Of this $46.4 million, $16.7 million were transferred from held-to-maturity to held-for-sale, and subsequently sold to a third party.  During the same period in 2004, sales of these loans were $26.5 million, which resulted in a $494,198 gain.

Noninterest Expense.  During the six months ended June 30, 2005, noninterest expense increased by $1,584,441, or 39.8%, to $5,568,050 from $3,983,609 for the same period in 2004. The increase consisted primarily of increases in salaries and employee benefits of $885,995, occupancy expense of $259,951, and other expenses of $279,348. The increase in salaries and employee benefits and occupancy expense was primarily due to the acquisition of the Las Cruces, New Mexico and Sun City, Arizona branches (see Note 10 to the Unaudited Consolidated Financial Statements in this Form 10-QSB), as well as an increase in employee medical claims.  The increase in other expense is primarily due to the branch acquisitions and an increase in fees paid to the Company’s outsourced data processing service provider, due to increases in internet banking volume.

Income Tax Expense.  Income tax expense for the six months ended June 30, 2005 increased by $77,822 to $589,822, from $512,000 for the six months ended June 30, 2004.  The increase in income tax expense is primarily due to an increase in income before taxes, partially offset by an increase in the estimated utilization of the Company’s New Mexico state net operating loss carryforward.   For the same reasons, the effective tax rate decreased to 38.2% for the six months ended June 30, 2005, from 45.5% for the same period in 2004.

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

	Three Months ended June 30,
	2005			2004
	Average outstanding balance	Interest earned/ Paid	Yield/ Rate	Average outstanding balance	Interest earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$214,930,380	$3,589,316	6.68%	$190,409,199	$2,964,497	6.23%
Mortgage-backed securities	85,255,393	812,772	3.81	21,515,059	204,587	3.80
Investment securities	58,504,544	419,375	2.87	23,089,244	160,585	2.78
Other interest-earning assets	5,130,950	35,237	2.75	11,268,645	50,636	1.80

Total interest-earning assets (1)	$363,821,267	$4,856,700	5.34%	$246,282,147	$3,380,305	5.49%

Interest-bearing liabilities:
Deposits	$311,730,154	$1,445,313	1.85%	$216,582,784	$836,650	1.55%
Federal Home Loan Bank advances	45,651,781	344,859	3.02	18,443,486	106,886	2.32
Other borrowings	8,248,000	194,795	9.45	8,000,000	164,135	8.21

Total interest-bearing liabilities	$365,629,935	$1,984,967	2.17%	$243,026,270	$1,107,671	1.82%

Net interest income before provision for loan losses		$2,871,733			$2,272,634
Net interest rate spread			3.17%			3.67%

Net interest-earning (liabilities) assets	$(1,808,668)			$3,255,877
Net yield on average interest-earning assets			3.16%			3.69%

Average interest-earning assets to average interest-bearing liabilities		99.51%			101.34%

(1) Calculated net of loans in process

	Six Months ended June 30,
	2005			2004
	Average outstanding balance	Interest earned/ Paid	Yield/ Rate	Average outstanding balance	Interest earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans receivable (1)	$211,054,874	$6,902,246	6.54%	$176,092,822	$5,557,654	6.31%
Mortgage-backed securities	76,664,104	1,446,112	3.77	14,404,695	274,048	3.80
Investment securities	61,450,255	857,400	2.79	19,543,432	288,350	2.95
Other interest-earning assets	5,493,812	71,373	2.60	10,988,408	95,905	1.75

Total interest-earning assets (1)	$354,663,045	$9,277,131	5.23%	$221,029,357	$6,215,957	5.62%

Interest-bearing liabilities:
Deposits	$316,926,322	$2,871,571	1.81%	$190,940,042	$1,585,576	1.66%
Federal Home Loan Bank advances	31,545,457	467,176	2.96	17,047,713	208,647	2.45
Other borrowings	8,248,000	379,582	9.20	8,000,000	327,535	8.19

Total interest-bearing liabilities	$356,719,779	$3,718,329	2.08%	$215,987,755	$2,121,758	1.96%

Net interest income before provision for loan losses		$5,558,802			$4,094,199
Net interest rate spread			3.15%			3.66%

Net interest-earning (liabilities) assets	$(2,056,734)			$5,041,602
Net yield on average interest-earning assets			3.13%			3.70%

Average interest-earning assets to average interest-bearing liabilities		99.42%			102.33%

(1) Calculated net of loans in process

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic Securities and Exchange Commission (“SEC”) filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.  Based on that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There was no change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

Statements made in this Form 10-QSB and other documents the Company files with the SEC that relate to future events or the Company’s expectations, projections, estimates, intentions, goals, targets and strategies are made pursuant to the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based upon current expectations and estimates and the Company assumes no obligation to update this information.  Because actual results may differ materially from those expressed or implied by forward-looking statements, the Company cautions readers not to place undue reliance on these statements.  Factors that could cause actual results to differ, and that could affect the Company’s future financial condition, cash flow and operating results include changes in economic conditions in the Company’s market area, including the suggested closure of Cannon Air Force Base in Clovis, New Mexico, changes in policies or adverse decisions by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition.  Further discussion regarding the factors affecting the Company that could cause actual results to differ from those expressed or implied by the Company’s forward-looking statements is contained in the Company’s current and future Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K filed with the SEC.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on April 29, 2005.  The following table sets forth certain information relating to each of the matters voted upon at the meeting.

	Matters Voted Upon	For	Against or Withheld	Abstentions		Broker Non- Votes
1.	Election of Directors
	Norman R. Corzine	1,456,891	22,846		*		*
	Don K. Padgett	1,456,891	22,846		*		*
	Robert Chad Lydick	1,462,908	16,829		*		*
	Allan Moorhead	1,463,891	15,846		*		*
2.	Selection of KPMG LLP as independent public auditors for the current year	1,463,352	11,390	4,995			*

* Not applicable or not readily available

Item 5 – Other Information

In April, 2005, the Office of Thrift Supervision (“OTS”) notified the Company that, due to its ratio of tangible capital to tangible assets at December 31, 2004, which was 2.71%, the Company must notify the OTS thirty days in advance of issuing, renewing or increasing debt of the Company, including hybrid capital instruments, or guarantying the debt of any entity.  This requirement of notification does not apply to liabilities incurred in the normal course of business that are normally recorded as accounts payable.  The notification requirement applies to the Company only and does not apply to AccessBank.    In May, 2005, the Company requested the OTS to revisit and potentially suspend the notification requirement, based on the improvement in its tangible capital to tangible assets ratio from 2.71% at December 31, 2004 to 2.96% at March 31, 2005.  The OTS declined to modify the notification requirement, and accordingly, the Company will continue to comply with it.  As of June 30, 2005, the Company had increased its tangible capital to tangible assets ratio to 3.40%.  The Company does not expect this notification requirement to materially adversely affect its consolidated financial position or results of operations or the financial position or results of operations of AccessBank.  AccessBank was considered “well capitalized” at June 30, 2005, March 31, 2005, and December 31, 2004.  See “Capital Adequacy and Liquidity” on page 20 of this 10-QSB.

On July 29, 2005, the Compensation Committee of the Board of Directors of the Company approved an extension of the employment agreement for the Company’s Chief Financial Officer,

Kenneth J. Huey, Jr.  The agreement extends Mr. Huey’s employment for one year, through August 1, 2006, with an annual salary of $145,000.  All other terms and conditions of the previous agreement remained the same.

Item 6 – Exhibits

*10.6.5 Extension of Employment Agreement with Kenneth J. Huey, Jr., dated July 29, 2005

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

* Compensatory plan required to be identified.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS ANYTIME BANCORP, INC.

Date: July 29, 2005	/s/ Norman R. Corzine
Norman R. Corzine, Chairman of the Board,
Chief Executive Officer
(Duly Authorized Representative)

Date: July 29, 2005	/s/ Ken Huey, Jr.
Ken Huey, Jr., Chief Financial Officer
Director
(Principal Financial and Accounting Officer)
(Duly Authorized Representative)

Date: July 29, 2005	/s/ Don K. Padgett
Don K. Padgett, President
Director
(Duly Authorized Representative)