Form 10QSB
period 2005-09-30
ACCESS ANYTIME BANCORP INC
filed 2005-11-10
CIK 1024015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-28894

ACCESS ANYTIME BANCORP, INC.

(Name of small business issuer in its charter)

DELAWARE	85-0444597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5210 Eubank, NE, Albuquerque, New Mexico	87111
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (505) 299-0900

                Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                    No ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No ☒

1,739,285 Shares of Capital Stock $.01 par value

Outstanding as of November 10, 2005

                Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Consolidated Statements of Financial Condition (Unaudited as of September 30, 2005)

Consolidated Statements of Operations (unaudited)

Consolidated Statement of Stockholders’ Equity (unaudited)

Consolidated Statements of Cash Flows (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2 — Management’s Discussion and Analysis or Plan of Operation

Item 3 — Controls and Procedures

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Item 2 —Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 — Defaults Upon Senior Securities

Item 4 — Submission of Matters to a Vote of Security Holders

Item 5 — Other Information

Item 6 — Exhibits

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

The following unaudited consolidated financial statements include all adjustments, which, in the opinion of management, are necessary in order to make such financial statements not misleading.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$8,317,121	$8,942,538
Certificates of deposit	5,552,000	3,770,000
Securities available-for-sale (amortized cost of $2,948,728 and $17,379,171)	2,940,354	17,372,169
Securities held-to-maturity (aggregate fair value of $118,667,304 and $106,384,372)	119,819,801	106,890,177
Securities trading	1,147,810	988,163
Loans held-for-sale (aggregate fair value of $4,562,463 and $4,637,921)	4,533,941	4,556,135
Loans receivable, net	199,806,319	201,072,521
Interest receivable, loans	827,982	891,018
Interest receivable, securities	623,362	625,494
Real estate owned, net	202,365	311,357
Federal Home Loan Bank (“FHLB”) stock	1,965,700	1,838,000
Premises and equipment, net	10,391,036	8,254,310
Goodwill	8,132,854	9,137,399
Other intangible assets, net of accumulated amortization of $943,746 and $783,498	1,920,342	2,080,590
Deferred tax assets	29,288	—
Other assets	882,695	809,283
Total assets	$367,092,970	$367,539,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$310,706,170	$329,433,756
FHLB advances	23,089,934	6,542,055
Accrued interest and other liabilities	1,743,987	2,104,634
Advanced payments by borrowers for taxes and insurance	340,196	312,441
Deferred tax liabilities	—	8,618
Trust Preferred Securities—Notes Payable	8,248,000	8,248,000
Total liabilities	344,128,287	346,649,504

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 1,827,725 and 1,800,971 shares issued; 1,634,033 and 1,591,418 shares outstanding in 2005 and 2004, respectively	18,277	18,010
Capital in excess of par value	16,121,818	15,522,508
Retained earnings	8,348,317	6,960,346
Accumulated other comprehensive loss, net of tax benefit of $3,518 and $2,801	(4,856)	(4,201)
	24,483,556	22,496,663
Unallocated Employee Stock Ownership Plan shares; 90,712 and 106,693	(510,255)	(600,148)
Treasury stock, at cost; 102,980 and 102,860 shares	(1,008,618)	(1,006,865)
Total stockholders’ equity	22,964,683	20,889,650
Total liabilities and stockholders’ equity	$367,092,970	$367,539,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans receivable	$3,522,600	$3,140,086	$10,424,846	$8,697,740
Investment securities	383,043	180,461	1,240,443	468,811
Mortgage-backed securities	759,364	290,310	2,205,476	564,358
Other interest income	48,416	37,724	119,789	133,629

Total interest income	4,713,423	3,648,581	13,990,554	9,864,538

Interest expense:
Deposits	1,649,643	883,519	4,521,214	2,469,095
Federal Home Loan Bank advances	238,431	132,810	705,607	341,457
Other borrowings	194,743	168,836	574,325	496,371

Total interest expense	2,082,817	1,185,165	5,801,146	3,306,923

Net interest income before provision for loan losses	2,630,606	2,463,416	8,189,408	6,557,615
Provision for loan losses	45,000	142,000	420,000	568,000

Net interest income after provision for loan losses	2,585,606	2,321,416	7,769,408	5,989,615

Noninterest income:
Loan servicing and other fees	164,902	126,992	428,772	443,151
Gains on sales of loans held-for-sale	440,359	277,184	1,415,600	771,382
Deposit account service fees	243,943	219,416	669,936	664,600
Income from real estate owned	—	89,617	—	89,617
Rental income	59,962	43,946	145,397	68,870
Other income	89,837	51,641	267,324	211,087

Total noninterest income	999,003	808,796	2,927,029	2,248,707

Noninterest expense:
Salaries and employee benefits	1,593,603	1,367,495	4,541,989	3,429,886
Occupancy expense	420,421	363,015	1,205,330	887,973
Deposit insurance premium	33,728	15,873	89,808	56,198
Advertising	79,865	39,034	226,698	117,313
Professional fees	57,730	189,925	398,493	455,850
Data processing expense	117,562	89,029	368,436	224,500
Loan expense	98,201	80,398	252,968	228,827
Supplies expense	76,945	73,476	228,736	195,348
Telephone expense	47,270	57,062	147,196	158,212
Subscription services	57,411	48,739	177,012	136,020
Bank service fees	35,893	60,362	130,445	162,997
Postage expense	68,610	57,276	201,683	154,458
Amortization of other intangible assets	53,416	46,615	160,248	126,245
Other expense	93,115	164,905	272,778	302,986

Total noninterest expense	2,833,770	2,653,204	8,401,820	6,636,813

Income before income taxes	750,839	477,008	2,294,617	1,601,509

Income tax expense	316,824	200,412	906,646	712,412

Net income	$434,015	$276,596	$1,387,971	$889,097

Earnings per common share-basic	$.26	$.22	$.84	$.71

Earnings per common share-assuming dilution	$.25	$.19	$.82	$.63

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

(unaudited)

		Common Stock		Capital		Accumulated Other		Treasury Stock
	Comprehensive Income	Number of shares	Amount	in Excess of Par Value	Retained Earnings	Comprehensive Loss, Net	Unallocated ESOP Shares	Number of Shares	Amount	Total
Balance at December 31, 2004		1,800,971	$18,010	$15,522,508	$6,960,346	$(4,201)	$(600,148)	102,860	$(1,006,865)	$20,889,650

Net income	$1,387,971	—	—	—	1,387,971	—	—	—	—	1,387,971

Net change in fair value of available-for-sale securities, net of tax	(655)	—	—	—	—	(655)	—	—	—	(655)

Total comprehensive income	$1,387,316

Common shares issued		26,754	267	176,773						177,040

Income tax benefit from stock option exercises				196,451						196,451

Common stock rights awarded in lieu of directors’ cash compensation		—	—	83,500	—	—	—	—	—	83,500

Purchases of treasury stock		—	—	—	—	—	—	120	(1,753)	(1,753)

ESOP shares allocated		—	—	142,586	—	—	89,893	—	—	232,479

Balance at September 30, 2005		1,827,725	$18,277	$16,121,818	$8,348,317	$(4,856)	$(510,255)	102,980	$(1,008,618)	$22,964,683

September 30, 2005

Disclosure of reclassification amounts:
Unrealized holding losses arising during period	$(655)
Reclassification adjustment for gains included in net income	—
Net change in fair value of available-for-sale securities, net of tax	$(655)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine Month Periods Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,387,971	$889,097
Adjustments to reconcile net income to cash from operating activities:
Depreciation	449,600	347,497
Deferred income taxes	(37,906)	220,555
Provision for loan losses	420,000	568,000
Amortization of premiums on investment securities	166,421	10,951
Amortization of loan premiums, discounts and deferred fees, net	114,577	214,001
Amortization of other intangible assets	160,248	126,244
Non-cash ESOP contribution	232,479	238,979
Income tax benefit from stock option exercises	196,451	—
Gains on sales of loans held-for-sale	(1,415,600)	(771,382)
Proceeds from sales of loans held-for-sale	69,470,330	41,573,764
Originations of loans held-for-sale	(51,351,674)	(42,710,073)
Common stock rights awarded in lieu of directors compensation	83,500	108,250
Loss (gain) on sale of foreclosed real estate	758	(38,811)
Gain on disposition of assets	—	(18,000)
Net increase in trading securities	(159,647)	—
Net increase in accrued interest receivable and other assets	(14,812)	(381,920)
Decrease in accrued interest and other liabilities	(361,302)	(588,189)

Net cash from operating activities	19,341,394	(211,037)

Cash flows from investing activities:
Purchases of available for sale securities	—	(3,971,360)
Proceeds from maturities and principal repayments of available-for-sale securities	14,424,898	861,761
Purchases of held-to-maturity securities	(36,239,649)	(33,012,977)
Proceeds from maturities and principal repayments of held-to-maturity securities	23,150,521	3,302,120
Purchases of certificates of deposit	(2,179,000)	(198,000)
Proceeds from maturities of certificates of deposit	397,000	904,000
Net increase in loans	(15,949,237)	(21,075,298)
Purchase of FHLB stock	(2,250,700)	(907,500)
Redemption of FHLB stock	2,123,000	509,300
Proceeds from sales of foreclosed real estate	79,333	443,702
Purchases of premises and equipment	(1,546,312)	(317,632)
Net cash received in branch acquisition	—	51,514,817

Net cash from investing activities	(17,990,146)	(1,947,067)

Cash flows from financing activities:
Net decrease in deposits	(18,727,586)	(12,237,876)
Net increase in advance payments by borrowers for taxes and insurance	27,755	56,614
Net increase in FHLB advances	16,547,879	8,505,462
Proceeds from advances on line of credit	268,142	—
Payments on advances on line of credit	(268,142)	—
Purchase of treasury stock	(1,753)	(125,022)
Sale of treasury stock	—	61,705
Proceeds from issuance of common stock	177,040	3,010,872

Net cash from financing activities	(1,976,665)	(728,245)

Decrease in cash and cash equivalents	(625,417)	(2,886,349)
Cash and cash equivalents at beginning of period	8,942,538	11,611,364
Cash and cash equivalents at end of period	8,317,121	8,725,015

(Continued)

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

(Continued)

	Nine Month Periods Ended September 30,
	2005	2004
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,714,937	$3,410,148
Income taxes	984,687	300,150
Supplemental disclosure of non-cash investing activities:
Real estate acquired in settlement of loans	—	108,079
Transfer of loans receivable to loans held-for-sale	16,680,862	—
Transfer of goodwill to premises and equipment	1,040,014	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of Accounting Standards — In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148 (“Statement 148”), Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.  This statement amends Statement 123 to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, Statement 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment.  See further discussion below.

Had compensation cost for all grants of stock options and the director retainer plan shares during 2005 and 2004 been determined based on the fair value at the date of grant, reported net income and earnings per share would have been adjusted to the pro-forma amounts shown below:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$434,015	$276,596	$1,387,971	$889,097
Stock-based employee compensation expense Included in reported net income, net of related tax effects	—	—	—	(78,777)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,580)	(8,919)	(51,030)	(35,676)

Pro forma net income	$430,435	$267,677	$1,336,941	$774,644

Earnings per share-basic
As reported	$.26	$.22	$.84	$.71
Pro forma	$.26	$.21	$.81	$.61

Earnings per share-assuming dilution
As reported	$.25	$.19	$.82	$.63
Pro forma	$.25	$.19	$.79	$.55

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

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF No. 03-1 provides accounting guidance regarding the determination of when an impairment (i.e. fair value is less than amortized cost) of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in earnings.  EITF No. 03-1 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized.  The FASB has been reconsidering in its entirety the EITF’s and all other guidance on disclosing, measuring, and recognizing other-than-temporary impairments of debt and equity securities.  In June, 2005, the FASB nullified the guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in paragraphs 10-18 of EITF No. 03-1.  In addition, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but planned to emphasize in a final FASB Staff Position ("FSP") that entities recognize other-than-temporary impairments by applying the relevant guidance such as Statement No. 115, and paragraph 6 of APB Opinion No. 18.  This Staff Position was issued on November 3, 2005 as FSP FAS 115-1 and FAS 124-1.  The FSP specifically nullifies the requirements of paragraphs 10-18 of EITF No. 03-1, carries forward the requirements of paragraphs 8 and 9 of EITF No. 03-1 with respect to cost-method investments, carries forward the disclosure requirements included in paragraphs 21 and 22 of EITF No. 03-1 and references existing other-than-temporary impairment guidance.

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

NOTE 3 SECURITIES

Securities have been classified in the consolidated statements of financial condition according to management’s ability and intent.  See discussion of trading securities below.  The carrying amount of securities and their approximate fair value follow:

	Amortized	Gross unrealized		Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
September 30, 2005:
Mortgage-backed securities:
GNMA adjustable rate	$1,502,238	$952	$10,793	$1,492,397
GNMA fixed rate	239,632	10,484	—	250,116
Equity securities:
FNMA common stock	6,858	—	2,687	4,171
FNMA bonds	1,000,000	—	11,250	988,750
Trust preferred securities	200,000	4,920	—	204,920
	$2,948,728	$16,356	$24,730	$2,940,354
December 31, 2004:
Mortgage-backed securities:
GNMA adjustable rate	$1,826,160	$1,603	$15,002	$1,812,761
GNMA fixed rate	346,471	19,686	—	366,157
Equity securities:
FNMA common stock	6,858	283	—	7,141
FNMA bonds	1,000,000	—	11,250	988,750
U.S. Treasury notes	13,999,682	650	14,092	13,986,240
Trust preferred securities	200,000	11,120	—	211,120
	$17,379,171	$33,342	$40,344	$17,372,169

Held-to-maturity securities:
September 30, 2005:
Mortgage-backed securities:
GNMA adjustable rate	$49,005,345	$15,696	$347,068	$48,673,973
FHLMC adjustable rate	141,912	422	808	141,526
GNMA fixed rate	19,873,454	7,393	149,341	19,731,506
CMO fixed rate	4,402,460	—	65,629	4,336,831
FHLB bonds	4,256,420	699	42,332	4,214,787
FHLMC bonds	3,998,304	285	2,810	3,995,779
FNMA bonds	1,000,000	—	14,690	985,310
US Treasury bonds	35,888,696	—	519,746	35,368,950
Corporate bonds	492,386	—	11,356	481,030
Municipal tax exempt fixed rate	760,824	—	23,212	737,612
	$119,819,801	$24,495	$1,176,992	$118,667,304
December 31, 2004:
Mortgage-backed securities:
GNMA adjustable rate	$46,341,854	$1,620	$286,988	$46,056,486
FHLMC adjustable rate	162,663	580	561	162,682
GNMA fixed rate	7,271,104	70,565	8,050	7,333,619
CMO fixed rate	4,939,455	—	5,406	4,934,049
FHLB bonds	4,252,961	11,553	2,460	4,262,054
FHLMC bonds	1,000,000	—	5,000	995,000
FFCB bonds	2,011,700	800	—	2,012,500
FNMA bonds	1,000,000	—	17,500	982,500
US Treasury bonds	38,813,119	—	240,351	38,572,768
Corporate bonds	490,407	—	6,132	484,275
Municipal tax exempt fixed rate	606,914	—	18,475	588,439
	$106,890,177	$85,118	$590,923	$106,384,372

The Company’s unrealized losses at September 30, 2005 were approximately $1.2 million.  The majority of the unrealized losses relate to the Company’s GNMA and U.S. Treasury bond portfolio, which are guaranteed by the full faith and credit of the United States Government and have been classified by the Company as held-to-maturity.  These unrealized losses are caused by fluctuations in market interest rates.  The Company believes that the United States Government will honor its interest payment schedules, as well as the full debt at maturity.  Because the unrealized losses are due to market interest rates and no credit worthiness factors exist, and because the Company has the ability and intent to hold these investments to maturity, the Company believes that the investments are not considered other-than-temporarily impaired.

Trading Securities — The Company has an executive savings plan to provide additional benefits for select highly compensated management employees of the Bank as a means for participants to defer an unlimited portion of their compensation for the future.  Salary deferrals and the Bank’s discretionary contributions, if any, are funded into a Rabbi Trust.  The assets of the Trust are available to the general creditors of the Bank and, as a result, are recorded on the books and records of the Company.

Through June 18, 2004, all salary deferral contributions were invested in the Company’s common stock, and pursuant to EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, these shares were classified as equity in a manner similar to the manner in which treasury stock is accounted for.  Subsequent to June 18, 2004, as part of a plan to diversify plan assets, the plan’s trustee began selling the shares of Company common stock held by the Rabbi Trust on the open market.  All proceeds from the sale transactions were deposited into the Rabbi Trust and were invested in mutual bond and equity funds, money market funds, and real estate investment trusts by the trustee for the benefit of plan participants in accordance with the trust agreement.  Under EITF 97-14, the diversified assets held by the Rabbi Trust are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are classified as trading securities.  Trading Securities are carried at fair value with unrealized holding gains and losses included in earnings.  At September 30, 2005 and December 31, 2004, the fair value of the trading securities held by the Rabbi Trust was $1,147,810 and $988,163, respectively.

NOTE 4 LOANS HELD-FOR-SALE

The carrying amount of loans held-for-sale and their estimated fair value, as determined on an aggregate basis, follow:

		Gross unrealized
	Amortized cost	Gains	Losses	Fair value
September 30, 2005	$4,533,941	$28,522	$—	$4,562,463
December 31, 2004	4,556,135	81,786	—	4,637,921

The components of loans in the consolidated statements of financial condition were as follows:

	September 30, 2005	December 31, 2004
First mortgage loans:
Conventional	$74,596,725	$82,088,273
FHA insured and VA guaranteed	4,631,230	9,451,207
Commercial real estate loans	55,074,889	53,130,323
Commercial loans, other than mortgage	16,095,522	19,686,535
Consumer and installment loans	36,989,370	24,440,978
Construction loans	6,248,426	7,913,743
Other	8,357,503	7,768,561

	201,993,665	204,479,620

Less:
Loans in process	199,597	1,642,240
Unearned discounts, deferred loan fees, and other	330,994	413,692
Allowance for loan losses	1,656,755	1,351,167

	$199,806,319	$201,072,521

The level of allowance for loan losses is established by management of the Bank to incorporate a systematic methodology, which is applied quarterly, to determine the elements of the allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for anticipated loan losses.  This methodology includes the following elements:

- A systematic loan grading system

- A periodic review of the summary of the allowance for loan loss balance using historical loss factors

- Identification of loans to be evaluated on an individual basis for impairment

- Consideration of internal factors such as the Bank’s size, organizational structure, loan portfolio structure, loan administration procedures, past due and delinquency trends, and loss experience

- Consideration of risks inherent in different kinds of lending

- Consideration of external factors such as local, regional, and national economic factors

- An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

Allowances are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due as well as considering the net realizable value of the security and of the loan guarantees, if applicable.  The following table is an analysis of changes in the allowance for loan losses:

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Balance at beginning of period	$1,351,167	$949,516

Loans charged-off	(230,954)	(287,284)
Recoveries	116,542	14,236

Net loans charged-off	(114,412)	(273,048)
Provision for loan losses charged to operations	420,000	568,000
Allowance related to acquired loans	—	170,000

Balance at end of period	$1,656,755	$1,414,468

An analysis of the changes of loans to directors, executive officers, and major stockholders is as follows:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Balance at beginning of period	$1,715,334	$1,449,117
Loans originated	285,600	539,079
Loan principal payments and other reductions	(757,836)	(272,862)

Balance at end of period	$1,243,098	$1,715,334

NOTE 6 NON-PERFORMING ASSETS

The composition of the Bank’s portfolio of non-performing assets is shown in the following table:

	September 30, 2005	December 31, 2004
Non-accruing loans*	$161,546	$507,555
Past due 90 days or more and still accruing	—	—
Troubled debt restructured	—	—
Real estate owned, net	202,365	311,357

	$363,911	$818,912

Ratio of non-performing assets to total assets	0.10%	0.22%

  *   Primarily loans which are past due for 90 days or more

ACCESS ANYTIME BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 FHLB ADVANCES

The following table summarizes the Bank’s FHLB advances:

	September 30, 2005	December 31, 2004
$19,000,000 note payable to FHLB, interest at 3.54%, interest and principal due on October 7, 2005	$19,000,000	$—
$1,500,000 note payable to FHLB, interest at 4.04%, interest and principal due on October 3, 2005	1,500,000	—
$3,200,000 note payable to FHLB, interest at 2.46%, interest and principal due on January 3, 2005	—	3,200,000
$500,000 note payable to FHLB, interest only at 5.011%, payable monthly, due on December 5, 2005	500,000	500,000
$5,000,000 note payable to FHLB, interest at 2.988%, payable in monthly principal and interest installments of approximately $100,000 through September 4, 2007	2,089,934	2,842,055
Total FHLB advances	$23,089,934	$6,542,055

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

A reconciliation between basic and diluted weighted average common shares outstanding follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average common shares—Basic	1,672,095	1,279,483	1,656,167	1,259,644

Plus effect of dilutive securities:
Stock Options	47,091	79,799	42,892	79,244
Shares held by rabbi trust	2,980	66,587	2,947	67,697

Weighted average common shares—Assuming Dilution	1,722,166	1,425,869	1,702,006	1,406,585

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

The following table details the amounts and expected maturities of significant commitments as of September 30, 2005.

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Commitments to extend credit:
Residential real estate loans	$5,886	$—	$—	$—	$5,886
Construction loans	200	—	—	—	200
Lines of credit	22,298	—	—	—	22,298
Credit cards	2,395	—	—	—	2,395
Letters of credit	77	—	—	—	77
Commitments to sell mortgage loans	10,420	—	—	—	10,420

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

In March 2005, appraisals of the Las Cruces, New Mexico properties were completed.  The appraisals resulted in a $1,040,000 increase in the estimated recorded value of the properties.  Accordingly, goodwill was reduced by $1,040,000.  In addition, during the nine months ended September 30, 2005, the Company recorded additional acquisition costs, resulting in an increase to goodwill of approximately $35,000.

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

	Nine Months Ended September 30,
	2005	2004
Net interest income before provision for loan losses	$8,189,408	$4,819,022
Net income (loss)	1,387,971	(508,755)
Income (loss) per share
Basic	0.84	(0.40)
Assuming dilution	0.82	(0.40)

NOTE 11               PROPOSED ACQUISITION OF COMPANY

On August 31, 2005, the Company and First State Bancorporation (“First State”), a New Mexico corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge (the “Merger”) with and into First State with First State surviving.  Concurrent with the Merger, First State Bank N.M., a New Mexico state chartered bank and a wholly owned subsidiary of First State, and AccessBank will enter into a subsidiary merger agreement where AccessBank will merge with and into First State Bank N.M. with First State Bank N.M. surviving.  On September 29, 2005, the Company and First State signed Amendment Number 1 to the Merger Agreement.  This amendment provides for the treatment in the merger of those shares of Company stock as to which the holders thereof have complied with the appraisal rights provisions of Delaware General Corporation Law.

NOTE 11               PROPOSED ACQUISITION OF COMPANY (continued)

Under and subject to the terms of the Merger Agreement, the stockholders of the Company will receive .791 shares of First State common stock in exchange for each share of common stock of the Company that they own, subject to certain possible adjustments as set forth in the Merger Agreement.  The exchange ratio is based on the average closing price of First State common stock as reported on the NASDAQ during the 40 consecutive trading days ending on August 30, 2005, and a $17.00 price per share for the Company’s stock.  Under the terms of the Merger Agreement, the Company will be permitted to declare and pay a dividend prior to closing in an amount not to exceed $.35 per share or $660,000 in the aggregate.  The Company presently anticipates that it will pay this special dividend to its stockholders immediately prior to the merger in the event the merger is consummated, but the dividend is subject to declaration and approval by the Company’s board of directors.

In connection with the proposed merger, the Company and First State will file relevant materials with the SEC, including one or more registration statements(s) that contain a prospectus and proxy statement.  First State filed a registration statement with the SEC, in connection with the proposed merger, on October 11, 2005.  This registration statement was amended on November 1, 2005 and was declared effective by the SEC on November 3, 2005.

Completion of the transaction is subject to various customary closing conditions, including regulatory approval, receipt of required third party consents, and approval of the Company’s stockholders.  In the event of a termination of the Merger Agreement under certain limited circumstances, the Company may be required to pay First State a termination fee of $750,000.

Item 2—Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with ACCESS ANYTIME BANCORP, INC.’s (“the Company”) 2004 Annual Report on Form 10-KSB.

Forward-Looking Statements

Statements made in this Form 10-QSB and other documents the Company files with the SEC that relate to future events or the Company’s expectations, projections, estimates, intentions, goals, targets and strategies are made pursuant to the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based upon current expectations and estimates and the Company assumes no obligation to update this information.  Because actual results may differ materially from those expressed or implied by forward-looking statements, the Company cautions readers not to place undue reliance on these statements.  Factors that could cause actual results to differ, and that could affect the Company’s future financial condition, cash flow and operating results include changes in economic conditions in the Company’s market area, including the suggested changes at Cannon Air Force Base in Clovis, New Mexico, the failure of the Company’s stockholders to approve and adopt the Merger Agreement and/or the failure to obtain approvals from regulators or other groups, timing of the close or the failure to close or satisfy other conditions to closing the proposed acquisition of the Company by First State, disruption from the proposed acquisition of the Company by First State, making it more difficult to maintain relationships with customers or employees, loss of personnel or the ability to hire suitable personnel, changes in policies or adverse decisions by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition.  Further discussion regarding the factors affecting the Company that could cause actual results to differ from those expressed or implied by the Company’s forward-looking statements is contained in the Company’s current and future Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K filed with the SEC.

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

On May 13, 2005, the Defense Base Closure and Realignment Commission (the “BRAC Commission”) received the list of military bases suggested by the Department of Defense for realignment or closure.  This list includes the suggested closure of Cannon Air Force Base (the “Base”) in Clovis, New Mexico.  Cannon Air Force Base employs approximately 2,385 military personnel and 384 civilians.  The BRAC Commission performed an independent analysis and evaluation of the list, which included the opportunity for public and community input, and on August 26, 2005, voted to keep the Base open until at least 2009.  However, the BRAC Commission agreed that the air wing and attached aircraft should still be relocated and that long-term operations at the Base are dependent on the Department of Defense identifying new missions for the Base.  The BRAC Commission furnished the report of its findings and suggestions to the President and to the American public on September 8, 2005.  On September 15, 2005, the President forwarded the report to Congress.  Congress must enact a joint resolution to reject the report in full within 45 days of receipt or the report becomes law.

Management has not yet determined the potential impact of the suggested changes at the Base on the Company’s financial condition or results of operations.  However, the suggested changes at the Base could have a significant impact on the economies of both Clovis, New Mexico and Portales, New Mexico and the credit quality of the Company’s loan portfolio in these areas could deteriorate.  In addition, the Company’s deposit base in these areas could be reduced.  At September 30, 2005, the loan portfolios in Clovis, New Mexico and Portales, New Mexico represented approximately 34% of the Company’s total loan portfolio.  Deposits in Clovis and Portales represented approximately 30% of the Company’s total deposit base at September 30, 2005.    The estimated time to relocate the Base’s air wing and attached aircraft is unknown.

On August 31, 2005, the Company and First State Bancorporation (“First State”), a New Mexico corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge (the “Merger”) with and into First State with First State surviving.  Concurrent with the Merger, First State Bank N.M., a New Mexico state chartered bank and a wholly owned subsidiary of First State, and AccessBank will enter into a subsidiary merger agreement where AccessBank will merge with and into First State Bank N.M. with First State Bank N.M. surviving.  On September 29, 2005, the Company and First State signed Amendment Number 1 to the Merger Agreement.  This amendment provides for the treatment in the merger of those shares of Company stock as to which the holders thereof have complied with the appraisal rights provisions of Delaware General Corporation Law.

Under and subject to the terms of the Merger Agreement, the stockholders of the Company will receive .791 shares of First State common stock in exchange for each share of common stock of the Company that they own, subject to certain possible adjustments as set forth in the Merger Agreement.  The exchange ratio is based on the average closing price of First State common stock as reported on the Nasdaq during the 40 consecutive trading days ending on August 30, 2005, and a $17.00 price per share for the Company’s stock.  Under the terms of the Merger Agreement, the Company will be permitted to declare and pay a dividend prior to closing in an amount not to exceed $.35 per share or $660,000 in the aggregate.  The Company presently anticipates that it will pay this special dividend to its stockholders immediately prior to the merger in the event the merger is consummated, but the dividend is subject to declaration and approval by the Company’s board of directors.

In connection with the proposed merger, the Company and First State will file relevant materials with the SEC, including one or more registration statements(s) that contain a prospectus and proxy statement.  First State filed a registration statement with the SEC, in connection with the proposed merger, on October 11, 2005.  This registration statement was amended on November 1, 2005 and was declared effective by the SEC on November 3, 2005.

Completion of the transaction is subject to various customary closing conditions, including regulatory approval, receipt of required third party consents, and approval of the Company’s stockholders.  In the event of a termination of the Merger Agreement under certain limited circumstances, the Company may be required to pay First State a termination fee of $750,000.

Financial Condition

Total assets of the Company decreased by $.4 million or 0.12%, from December 31, 2004 to September 30, 2005.  During the nine month period ended September 30, 2005, the Company purchased approximately $36.2 million of securities held-to-maturity, primarily financed by FHLB advances.  In May 2005, the Company completed the purchase of a parcel of land in Albuquerque, New Mexico for approximately $1.2 million.  Plans for construction of a building at the property site are pending.

Total liabilities decreased by $2.5 million or 0.73%, from December 31, 2004 to September 30, 2005, primarily due to an $18.7 million decrease in customer deposits, partially offset by a $16.5 increase in FHLB advances.

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

The following table is a reconciliation of the Bank’s capital for regulatory purposes at September 30, 2005, as reported to the OTS.

	Tier 1- Core Capital	Tier 1- Risk-based Capital	Total Risk-based Capital
Total regulatory assets	$365,528,013
Net change in fair value of available-for-sale securities	8,374
Less intangible assets disallowed for regulatory purposes	(10,053,196)

Adjusted regulatory total assets	$355,483,191

Risk-based assets		$192,314,000	$192,314,000

Stockholder’s equity	$31,009,837	$31,009,837	$31,009,837
Net change in fair value of available-for-sale securities, net of tax	4,856	4,856	4,856
Valuation allowance	—	—	1,656,755
Less intangible assets disallowed forregulatory purposes	(10,053,196)	(10,053,196)	(10,053,196)

Regulatory capital	20,961,497	20,961,497	22,618,252
Regulatory capital required to be “well capitalized”	17,774,160	11,538,840	19,231,400

Excess regulatory capital	$3,187,337	$9,422,657	$3,386,852

Bank’s capital to adjusted regulatory assets	5.90%

Bank’s capital to risk-based assets		10.90%	11.76%

Liquidity

Liquidity enables the Bank to meet withdrawals of its deposits and the needs of its loan customers.  The Bank maintains its liquidity position through maintenance of cash resources and a core deposit base.  A further source is the Bank’s ability to borrow funds.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) which provides a source of borrowings to the Bank for asset and asset/liability matching.  FHLB advances were $23.1 million and $6.5 million at September 30, 2005 and December 31, 2004, respectively.  The additional advances were primarily used to fund purchases of securities held-to-maturity.  At the close of business on November 8, 2005, FHLB advances were $17.3 million.

Liquidity risk results from the mismatching of assets and liabilities cash flows.  Management chooses asset/liability strategies that promote stable earnings and reliable funding.  Interest rate risk and funding positions are kept within limits established by the Board of Directors of the Bank to ensure that risk taking is not excessive and that liquidity is properly managed.  The Bank keeps a portion of its interest-bearing assets in adjustable-rate products to reduce interest rate sensitivity.  Therefore, if rates increase the Bank can retain its deposits by increasing rates paid on deposits, while limiting the impact on the Bank’s net interest margin.  The primary additional source of funding is provided by FHLB borrowings available to the Bank, of $166.1 million and $192.3 million at September 30, 2005 and December 31, 2004, respectively.

At September 30, 2005 and December 31, 2004, the Company had lines of credit totaling $400,000 each year from other banks. The Company had no borrowings outstanding under these arrangements at September 30, 2005 and December 31, 2004.  The lines of credit bear market rates of interest and borrowings thereunder are to be used for general purposes.

Results of Operations

Three-Month Comparative Analysis for Periods September 30, 2005 and 2004

Net income for the three months ended September 30, 2005 was $434,015 or $.26 per basic share and $.25 per diluted share, compared to $276,596 or $.22 per basic share and $.19 per diluted share for the three-months ended September 30, 2004, an increase of $157,419 or 56.9%.  Net income per diluted share increased by 31.6%, primarily due to the increase in net income, partially offset by an increase in weighted average common shares.

Net Interest Income.  Net interest income before provision for loan losses increased by 6.8% to $2,630,606 for the three months ended September 30, 2005, compared to $2,463,416 for the same period in 2004.  The increase was primarily due to an increase in total interest income of $1,064,842.  This improvement was primarily due to the increase in average loan balances as compared to September 30, 2004 and to an increase in interest income from securities purchased in the fourth quarter of 2004 and the first quarter of 2005.  The increase in interest income was partially offset by a $766,124 increase in interest expense on deposits, primarily due to the substantial increase in deposits which resulted from the acquisition of the Sun City, Arizona branch in November 2004.  See Note 10 to the Unaudited Consolidated Financial Statements in this Form 10-QSB for additional discussion on this acquisition.  The increase in interest income was also partially offset by an increase in interest expense on FHLB advances.

Provision for Loan Losses.  The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral, and other factors which may affect the collectibility of loans.  Management’s analysis of current conditions resulted in a provision for loan losses of $45,000 and $142,000 for the three months ended September 30, 2005 and 2004, respectively.  The decrease in the provision is consistent with the decrease in net loans charged off, which included an atypical $50,000 recovery of a commercial real estate loan that was charged off in a prior year, and a decrease in non-performing assets, during the three month period ended September 30, 2005, partially offset by the increase in the average loan balance.  Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations.  See Note 5 to the Unaudited Consolidated Financial Statements in this Form 10-QSB for additional discussion on the allowance for loan losses.

Noninterest Income.  During the three months ended September 30, 2005, noninterest income increased by $190,207, or 23.5%, to $999,003 from $808,796 for the same period in 2004.  Of this $190,207 increase, $163,175 was due to an increase in gains generated by sales of one-to-four family residential mortgage loans.  This increase was partially offset by a decrease in income from other real estate owned.

Noninterest Expense.  During the three months ended September 30, 2005, noninterest expense increased by $180,566, or 6.8%, to $2,833,770 from $2,653,204 for the same period in 2004.  The increase consisted primarily of increases in salaries and employee benefits of $226,108, and occupancy expense of $57,406, and was partially offset by a decrease in professional fees of $132,195.  The increase in salaries and employee benefits and occupancy expense was primarily due to the acquisition of the Sun City, Arizona branch in November 2004 (see Note 10 to the Unaudited Consolidated Financial Statements in this Form 10-QSB).  The increase in salaries and employee benefits was also due to an increase in loan origination incentives.  The decrease in professional fees was primarily due to a decrease in audit and outsourced compliance expense.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2005 increased by $116,412, to $316,824, from $200,412 for the three months ended September 30, 2004, primarily due to the increase in income before taxes.

Nine-Month Comparative Analysis for Periods September 30, 2005 and 2004

Net income for the nine months ended September 30, 2005 was $1,387,971 or $.84 per basic share and $.82 per diluted share, compared to $889,097 or $.71 per basic share and $.63 per diluted share for the nine months ended September 30, 2004, an increase of $498,874 or 56.1%.  Net income per diluted share increased by 30.2%, primarily due to the increase in net income, partially offset by an increase in weighted average common shares.

Net Interest Income.  Net interest income before provision for loan losses increased by 24.9% to $8,189,408 for the nine months ended September 30, 2005, compared to $6,557,615 for the same period in 2004.  The increase was primarily due to an increase in total interest income of $4,126,016.  This improvement was primarily due the increase in average loan balances as compared to September 30, 2004, attributable to loans acquired from the purchase of two branches in Las Cruces, New Mexico in 2004 and to a general increase in average loan volume within the Bank.  The improvement is also attributable to an increase in interest income from securities purchased in the fourth quarter of 2004 and the first quarter of 2005.  The increase in interest income was partially offset by a $2,052,119 increase in interest expense on deposits, primarily due to the substantial increase in deposits which resulted from the acquisitions of the two Las Cruces, New Mexico branches and the Sun City, Arizona branch.  See Note 10 to the Unaudited Consolidated Financial Statements in this Form 10-QSB for additional discussion on these acquisitions.  The increase in interest income was also partially offset by an increase in interest expense on FHLB advances.

Provision for Loan Losses.  The level of the allowance for loan losses is based on such factors as the amount of non-performing assets, historical loss experience, general economic conditions, the estimated fair value of the underlying collateral, and other factors which may affect the collectibility of loans.  Management’s analysis of current conditions resulted in a provision for loan losses of $420,000 and $568,000 for the nine months ended September 30, 2005 and 2004, respectively.  The decrease in the provision is consistent with the decrease in net loans charged off, which included an atypical $50,000 recovery of a commercial real estate loan that was charged off in a prior year, and to a decrease in non-performing assets, during the nine month period ended September 30, 2005, partially offset by the increase in the average loan balance.  Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making initial determinations.  See Note 5 to the Unaudited Consolidated Financial Statements in this Form 10-QSB for additional discussion on the allowance for loan losses.

Noninterest Income.  During the nine months ended September 30, 2005, noninterest income increased by $678,322, or 30.2%, to $2,927,029 from $2,248,707 for the same period in 2004.  The increase in noninterest income was primarily due to the gains generated by the increase in sales of one-to-four family residential mortgage loans.  During the nine month period ended September 30, 2005, the Bank sold $68.1 million of these loans, which resulted in a $1,415,600 gain.  Of this $68.1 million, $16.7 million were transferred from held-to-maturity to held-for-sale, and subsequently sold to a third party.  During the same period in 2004, sales of these loans were $40.8 million, which resulted in a $771,382 gain.  The increase in noninterest income was also due to an increase in rental income from the Company’s properties in Las Cruces, New Mexico, partially offset by a decrease in income from other real estate owned.

Noninterest Expense.  During the nine months ended September 30, 2005, noninterest expense increased by $1,765,007, or 26.6%, to $8,401,820 from $6,636,813 for the same period in 2004. The increase consisted primarily of increases in salaries and employee benefits of $1,112,103, occupancy expense of $317,357, and data processing expense of $143,936. The increase in salaries and employee benefits and occupancy expense was primarily due to the acquisition of the Las Cruces, New Mexico and Sun City, Arizona branches (see Note 10 to the Unaudited Consolidated Financial Statements in this Form 10-QSB), as well as an increase in employee medical claims and loan origination incentives.  The increase in data processing expense was primarily due to the branch acquisitions and an increase in fees paid to the Company’s outsourced data processing service provider, due to increases in internet banking volume.

Income Tax Expense.  Income tax expense for the nine months ended September 30, 2005 increased by $194,234 to $906,646, from $712,412 for the nine months ended September 30, 2004.  The increase in income tax expense is primarily due to an increase in income before taxes, partially offset by an increase in the estimated utilization of the Company’s New Mexico state net operating loss carryforward.   For the same reasons, the effective tax rate decreased to 39.5% for the nine months ended September 30, 2005, from 44.4% for the same period in 2004.

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

	Three Months ended September 30,
	2005			2004
	Average outstanding balance	Interest earned/ Paid	Yield/ Rate	Average outstanding balance	Interest earned/ Paid	Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$207,511,661	$3,522,600	6.79%	$200,822,461	$3,140,086	6.25%
Mortgage-backed securities	79,103,957	759,364	3.84	30,568,413	290,310	3.80
Investment securities	50,716,604	383,043	3.02	27,479,149	180,461	2.63
Other interest-earning assets	6,585,856	48,416	2.94	6,975,301	37,724	2.16

Total interest-earning assets(1)	$343,918,078	$4,713,423	5.48%	$265,845,324	$3,648,581	5.49%

Interest-bearing liabilities:
Deposits	$311,800,355	$1,649,643	2.12%	$234,031,679	$883,519	1.51%
Federal Home Loan Bank advances	26,888,766	238,431	3.55	25,145,781	132,810	2.11
Other borrowings	8,248,000	194,743	9.44	8,000,000	168,836	8.44

Total interest-bearing liabilities	$346,937,121	$2,082,817	2.40%	$267,177,460	$1,185,165	1.77%

Net interest income before provision for loan losses		$2,630,606			$2,463,416
Net interest rate spread			3.08%			3.72%

Net interest-earning (liabilities)	$(3,019,043)			$(1,332,136)
Net yieldon average interest-earning assets			3.06%			3.71%

Average interest-earning assets to average interest-bearing liabilities		99.13%			99.50%

(1) Calculated net of loans in process

	Nine Months ended September 30,
	2005			2004
	Average outstanding balance	Interest earned/ Paid	Yield/ Rate	Average outstanding balance	Interest earned/ Paid	Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$209,882,012	$10,424,846	6.62%	$184,336,035	$8,697,740	6.29%
Mortgage-backed securities	77,469,025	2,205,476	3.80	19,792,601	564,358	3.80
Investment securities	57,869,045	1,240,443	2.86	22,188,671	468,811	2.82
Other interest-earning assets	5,860,803	119,789	2.73	9,650,705	133,629	1.85

Total interest-earning assets(1)	$351,080,885	$13,990,554	5.31%	$235,968,012	$9,864,538	5.57%

Interest-bearing liabilities:
Deposits	$315,215,725	$4,521,214	1.91%	$205,303,921	$2,469,095	1.60%
Federal Home Loan Bank advances	29,997,102	705,607	3.14	19,747,069	341,457	2.31
Other borrowings	8,248,000	574,325	9.28	8,000,000	496,371	8.27

Total interest-bearing liabilities	$353,460,827	$5,801,146	2.19%	$233,050,990	$3,306,923	1.89%

Net interest income before provision for loan losses		$8,189,408			$6,557,615
Net interest rate spread			3.12%			3.68%

Net interest-earning (liabilities) assets	$(2,379,942)			$2,917,022
Net yieldon average interest-earning assets			3.11%			3.71%

Average interest-earning assets to average interest-bearing liabilities		99.33%			101.25%

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

PART II - OTHER INFORMATION

Item 1—Legal Proceedings

                None

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3—Defaults Upon Senior Securities

                None

Item 4—Submission of Matters to a Vote of Security Holders

                None

Item 5—Other Information

In April, 2005, the Office of Thrift Supervision (“OTS”) notified the Company that, due to its ratio of tangible capital to tangible assets at December 31, 2004, which was 2.71%, the Company must notify the OTS thirty days in advance of issuing, renewing or increasing debt of the Company, including hybrid capital instruments, or guarantying the debt of any entity.  This requirement of notification does not apply to liabilities incurred in the normal course of business that are normally recorded as accounts payable.  The notification requirement applies to the Company only and does not apply to AccessBank.    In May, 2005, the Company requested the OTS to revisit and potentially suspend the notification requirement, based on the improvement in its tangible capital to tangible assets ratio from 2.71% at December 31, 2004 to 2.96% at March 31, 2005.  The OTS declined to modify the notification requirement, and accordingly, the Company will continue to comply with it.  As of September 30, 2005, the Company had increased its tangible capital to tangible assets ratio to 3.63%.  The Company does not expect this notification requirement to materially adversely affect its consolidated financial position or results of operations or the financial position or results of operations of AccessBank.  AccessBank was considered “well capitalized” at September 30, 2005, June 30, 2005, March 31, 2005, and December 31, 2004.  See “Capital Adequacy and Liquidity” on page 21 of this 10-QSB.

Item 6—Exhibits

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

ACCESS ANYTIME BANCORP, INC.

Date: November 10, 2005	/s/ Norman R. Corzine
Norman R. Corzine, Chairman of the Board,
Chief Executive Officer
(Duly Authorized Representative)

Date: November 10, 2005	/s/ Ken Huey, Jr.
Ken Huey, Jr., Chief Financial Officer
Director
(Principal Financial and Accounting Officer)
(Duly Authorized Representative)

Date: November 10, 2005	/s/ Don K. Padgett
Don K. Padgett, President
Director
(Duly Authorized Representative)